Form 10-Q
period 1996-03-31
REDDI BRAKE SUPPLY CORP
filed 1996-05-14
CIK 867687

                                   FORM 10-Q

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1996

                                       OR

         [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                  For the transition period from _____to_____

                         Commission file number 0-19620

                         REDDI BRAKE SUPPLY CORPORATION
             (Exact name of registrant as specified in its charter)

                 NEVADA                                     84-1152135
                 ------                                     ----------
         (State or other jurisdiction of                    (I.R.S. Employer Identification No.)
          incorporation or organization)

                               1376 Walter Street
                           Ventura, California  93003
               (Address of principal executive offices, Zip Code)

                                (805) 644 - 8355
              (Registrant's telephone number, including area code)

                                 Not Applicable
          (Former name,  address and  fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

      YES            X                                            NO _____

As of May 9, 1996, 16,596,996 shares of the registrant's common stock were outstanding.


                               Page 1 of 15 pages

                 REDDI BRAKE SUPPLY CORPORATION AND SUBSIDIARY

                                   FORM 10-Q
                                 March 31, 1996
                                     INDEX


PART I:  FINANCIAL INFORMATION                                                                             PAGE
                                                                                                          NUMBER
                                                                                                          ------
Item 1.  Financial Statements (Unaudited)

           Condensed Consolidated Balance Sheets as of March 31, 1996 and
             June 30, 1995    . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        3
           Condensed Consolidated Statements of Operations for the three months ended March 31, 1996 and March 31, 1995  and the nine months
                  ended March 31, 1996 and March 31, 1995 . . . . . . . . . . . . . . . . . . . . . . .        4
           Condensed Consolidated Statements of Cash Flows for the nine months
             ended March 31, 1996 and 1995  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        5
           Notes to Condensed Consolidated Financial Statements   . . . . . . . . . . . . . . . . . . .    6 - 8

Item 2.    Management's Discussion and Analysis of Financial Condition and
             Results of Operations  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   8 - 12

PART II: OTHER INFORMATION

Item 1.    Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       13

Item 5.    Other Information  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       13

Item 6.    Exhibits and Reports on Form 8K  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       14

Signatures    . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       15

                         PART 1. FINANCIAL INFORMATION
                          Item 1. Financial Statements

                 REDDI BRAKE SUPPLY CORPORATION AND SUBSIDIARY

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

        ASSETS                                                         March 31,            June 30,
                                                                         1996                 1995
                                                                      -----------          -----------
CURRENT ASSETS:
        Cash and cash equivalents                                    $        -          $   1,701,955
        Accounts receivable, net                                        5,101,992            4,365,274
        Other receivables                                                   5,784              146,160
        Inventories                                                    19,735,842           25,178,851
        Supplies and prepaid expenses                                     683,663              100,077
        Notes and advances due from stockholders                          465,655              641,418
        Notes receivable due from Hi/LO                                   631,676              671,011
                                                                      -----------          -----------
          Total current assets                                         26,624,612           32,804,746
                                                                      -----------          -----------

FACILITIES AND EQUIPMENT                                                6,416,813            5,760,931
        Less-- Accumulated depreciation and amortization               (2,172,961)          (1,272,020)
                                                                      -----------          -----------
                                                                        4,243,852            4,488,911
                                                                      -----------          -----------

NOTES RECEIVABLE DUE FROM HI-LO AUTOMOTIVE                              1,737,097            2,210,945

UNAMORTIZED DEBT ISSUANCE COSTS                                           395,873              429,485

DEPOSITS                                                                  272,551              273,495

INTANGIBLE ASSETS, net of accumulated amortization                        969,066              740,113
                                                                      -----------          -----------
                                                                      $34,243,051          $40,947,695
                                                                      ===========          ===========
        LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
        Accounts payable                                                4,594,379            9,808,209
        Short-term borrowings                                          10,501,767            7,206,235
        Current portion of obligations under capital leases             1,016,193            1,069,111
        Accrued expenses                                                1,233,319              878,063
        Accrued payroll                                                   509,774              424,568
        Current portion of deferred compensation                          234,682              221,096
        Accrued costs related to discontinued operations                  886,608            1,002,830
                                                                      -----------          -----------
          Total current liabilities                                    18,976,722           20,610,112
                                                                      -----------          -----------

OBLIGATIONS UNDER CAPITAL LEASES, net of current portion                  963,113            1,495,257

DEFERRED COMPENSATION, net of current portion                             117,994              239,884

DEFERRED INCOME TAX                                                       467,000              467,000

SUBORDINATED CONVERTIBLE DEBT, 9% COUPON                                6,900,000            6,900,000

STOCKHOLDERS' EQUITY
        Preferred stock                                                       -                     -
        Common stock                                                        1,654                1,641
        Additional paid-in capital                                     29,441,694           29,308,970
        Accumulated deficit                                           (22,625,126)         (18,075,169)
                                                                      -----------          -----------
          Total stockholders' equity                                    6,818,222           11,235,442
                                                                      -----------          -----------
                                                                      $34,243,051          $40,947,695
                                                                      ===========          ===========


  The accompanying notes are an integral part of these condensed consolidated balance sheets.

                 REDDI BRAKE SUPPLY CORPORATION AND SUBSIDIARY

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)



                                                                 Three Months Ended March 31,  Nine Months Ended March 31,
                                                                    1996          1995            1996              1995
                                                               -------------  ------------   -------------     --------------
NET SALES                                                      $  15,417,692  $ 12,251,833   $  45,321,306      $  32,197,851

COST OF GOODS SOLD                                                 9,546,321     6,400,524      27,063,819         16,463,182
                                                               -------------  ------------   -------------     --------------
        Gross profit                                               5,871,371     5,851,309      18,257,487         15,734,669

EXPENSES:
        Warehouse operating and selling                            5,742,938     4,154,628      15,679,375         10,701,789
        New warehouse development                                        -         216,837            -               532,823
        General and administrative                                 1,563,590     1,108,277       5,426,893          2,690,094
        Provision for warehouse closures                                 -             -           721,794               -
                                                               -------------  ------------   -------------     --------------
                                                                   7,306,528     5,479,742      21,828,062         13,924,706
                                                               -------------  ------------   -------------     --------------
        Income (loss) from operations                             (1,435,157)      371,567      (3,570,575)         1,809,963

INTEREST EXPENSE, net                                                359,936       156,301         964,382            470,122
                                                               -------------  ------------   -------------     --------------
        Income  (loss) before provision for income taxes          (1,795,093)      215,266      (4,534,957)         1,339,841

PROVISION FOR INCOME TAXES                                                 0       (54,000)        (15,000)          (335,000)
                                                               -------------  ------------   -------------     --------------

NET INCOME (LOSS)                                              $  (1,795,093)    $  161,266   $ (4,549,957)      $  1,004,841
                                                               =============   ============  =============      =============
NET INCOME (LOSS) PER COMMON SHARE                             $       (0.11)    $     0.01   $      (0.28)      $       0.06
                                                               =============    ===========  =============      =============
WEIGHTED AVERAGE NUMBER OF COMMON
        SHARES OUTSTANDING                                        16,530,909     16,467,956     16,521,737         16,362,705
                                                               =============    ===========   ============      =============




  The accompanying notes are an integral part of these condensed consolidated statements.

                 REDDI BRAKE SUPPLY CORPORATION AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                          NINE MONTHS ENDED MARCH 31,
                                  (Unaudited)



                                                                                         1996                     1995
                                                                                 ------------             ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
        Net income (loss)                                                      $   (4,549,957)         $     1,004,841
        Adjustments to reconcile net income (loss) to net cash
          used in operating activities:
             Depreciation and amortization                                          1,031,865                  591,808
             Amortization of debt issuance costs                                       33,612                   52,999
             Provision for bad debts                                                  141,647                  120,000
             Write off of employee note receivable                                     73,073                     -
             Debt issuance costs                                                          -                   (397,500)
             Changes in assets and liabilities associated with
               operating activities:
                   Accounts receivable                                               (878,365)              (1,258,296)
                   Inventories                                                      5,443,009              (14,776,812
                   Other receivables                                                  140,376                   13,595
                   Supplies and prepaid expenses                                     (583,586)                  14,051
                   Deposits                                                               944                  (78,715)
                   Accounts payable                                                (5,213,830)               3,153,694
                   Accrued expenses                                                   490,256                  188,106
                   Accrued costs related to discontinued operations                  (116,222)                     -
                   Deferred compensation                                             (108,304)                 (97,497)
                   Accrued payroll                                                     85,206                 (341,770)
                                                                                 ------------             ------------
                     Total Adjustments                                                539,681              (12,816,337)
                                                                                 ------------             ------------
             Net cash used in operating activities                                 (4,010,276)             (11,811,496)
                                                                                 ------------             ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
        Proceeds from sale of Wesco Auto Parts Division                                  -                   6,598,695
        Increase in intangible assets                                                (359,877)                    -
        Purchases of fixtures, equipment and leaseholds                              (655,882)                (760,943)
        Advances to officers                                                           52,927                      -
        Notes receivable principal payments                                           513,183                      -
                                                                                 ------------             ------------
              Net cash provided by (used in) investing activities                    (449,649)               5,837,752
                                                                                 ------------             ------------
CASH FLOWS FROM
        Advances on short-term borrowings                                          27,202,212               13,175,000
        Payments on short-term borrowings                                         (23,906,680)             (13,324,855)
        Payments on note payable                                                         -                    (348,713)
        Payments on long term debt                                                       -                     (38,221)
        Proceeds from exercise of options and warrants                                   -                     578,030
        Proceeds form the issuance of common stock                                     47,500                      -
        Proceeds form the issuance of subordinated debt, net                             -                   6,502,500
        Net activity on capital lease obligations                                    (585,062)                (382,662)
                                                                                 ------------             ------------
              Net cash provided by financing activities                             2,757,970                6,161,079
                                                                                 ------------             ------------

NET INCREASE (DECREASE) IN CASH                                                    (1,701,955)                 187,335

CASH AND CASH EQUIVALENTS, beginning of period                                      1,701,955                1,010,818
                                                                                 ------------             ------------
CASH AND CASH EQUIVALENTS, end of period                                         $          0             $  1,198,153
                                                                                 ============             ============



  The accompanying notes are an integral part of these condensed consolidated statements.

                 REDDI BRAKE SUPPLY CORPORATION AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 1996
                                  (Unaudited)

A.       Basis of Presentation

         The accompanying unaudited condensed consolidated financial statements of Reddi Brake Supply Corporation and subsidiary (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal and recurring accruals) required for a fair presentation have been included. Operating results for the three and nine months ended March 31, 1996, are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 1995.

B.       Summary of Significant Accounting Policies

         Inventories

         The Company's inventories, consisting primarily of finished goods, are stated at lower of FIFO (first in, first out) cost or market.

         During fiscal years 1994 and 1995, the Company received, from certain suppliers of product, purchase discounts for the initial inventory purchase of a new warehouse. These purchase discounts have been recorded as a reduction of cost of goods sold over the Company's estimated aggregate inventory turn which approximates twelve months. This monthly reduction in the cost of goods sold produces a result which is not materially different than the result which would be obtained if the Company allocated the discount to each particular stock keeping unit acquired in the initial inventory. Under the Company's method of accounting for such discounts, inventory, net of the unamortized discount, is stated at the lower of cost or market which would approximate that computed in all material respects, by allocating the discount to each item purchased.

         In addition, the Company receives, from certain suppliers of product, purchase discounts and rebates related to volume purchasing. These discounts and rebates are recognized as reductions in the cost of goods sold to the extent the related inventory has been sold, based on the Company's annualized aggregate inventory turn. Under the Company's method of accounting for such discounts and rebates, to the extent that the inventory for which the discounts and rebates relate has not been sold, inventory net of the unamortized discounts and rebates is stated at the lower of cost or market which would approximate that computed in all material respects by allocating the discounts and rebates to each item purchased.

         Income Taxes

         The income tax provision as of March 31, 1996 represents alternative minimum tax for federal purposes, and the minimum tax due for certain states.

         The Company recorded a provision for income taxes for the three months ended March 31, 1995 at an annual effective tax rate of 25%, as compared to a statutory rate of 40%, as a result of tax deductions and benefits expected to be realized in that year.

         In addition, the Company has net operating loss carryforwards of approximately $3,850,000 which may be available, subject to limitations, to offset future taxable income through fiscal year 2009.

         The Company's 1994, 1993 and 1992 federal income tax returns, and the 1992, 1991 and 1990 federal income tax returns of Reddi Brake Supply Company Inc., which was acquired by the Company in April 1993, are being audited by the Internal Revenue Service. The outcome of this audit is not expected to have a material adverse effect on the financial position or results of operations of the Company.

         Net Income (loss) per Common Share

         Net income (loss) per common share is based upon the weighted average number of common shares outstanding in each period. As the aggregate dilution of common stock equivalents is either less than three percent of income per common share or antidultive, the Company is not reporting both primary and fully diluted income (loss) per share.

         Reclassifications

         Certain reclassifications have been made to the March 31, 1995 financial statements to conform with the March 31, 1996 presentation.

C.       Line of Credit

         In November of 1995 (as amended on March 18, 1996), the Company obtained a working capital line of credit with the CIT Group. The maximum credit available under the CIT Line is the lesser of (a) $13 million, or (b) the sum of 85% of eligible accounts receivable and 55% of eligible inventory. Borrowings under the CIT Line bear interest at a rate equal to the CIT's prime lending rate (8.25% at March 31, 1996) plus 1.50%. Borrowings are collateralized by the Company's accounts receivable, notes receivable, inventory, fixtures and equipment.
         Under the terms of the CIT Line, the Company must comply with certain reporting and financial performance covenants. The line expires in November 1998.

D.       Warehouse Closing

         As of December 31, 1995 the Company approved a plan to close 13 warehouses and accordingly recorded a provision for estimated costs amounting to $721,794. The provision consists principally of estimated losses on leases, the write down of inventories to net realizable value, and the abandonment of certain assets. During the third quarter of 1996, the Company determined that 14 warehouses were to be closed and utilized $440,000 of this reserve in closing these warehouses. The Company is continuing to incur expenses relating to these closures.

E.       Litigation

         On March 15, 1996, the Company settled a lawsuit by issuing 80,000 shares of common stock valued at $1.69 per share. (See Part II "Other Information" - Item 1 - "Legal Proceedings") In addition, the Company is involved in two material lawsuits. (See Part II - Item 1. Legal Proceedings).

F.       Change in Capital

         During April and May of 1996, the Company designated 400,000 shares of its authorized but unissued Preferred Stock as Class A Preferred Stock and 550,000 shares of its Preferred stock as Class B Preferred Stock. (See Note G and Part II - 5. "Other Information").

G.       Exempt Offerings

         In April of 1996, the Company completed a placement of 400,000 shares of its Class A Preferred Stock pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended (the "Act") . The net offering proceeds amounted to approximately $3,519,000, which was used for working capital purposes. The Company has engaged the same placement agent for a contemplated exempt offering of its Class B Preferred Stock. However, there can be no assurance that this placement will be successfully completed.

         The shares of Class A and Class B Preferred Stock are entitled to quarterly dividends at a cumulative annual rate of 4% of the original issue price of $10.00 per share, and a liquidation preference of $10.00 per share. Such shares are convertible into shares of the Company's Common Stock at a conversion price equal to 80% of the average per share closing price of the Company's Common Stock for the five consecutive trading days ending two days before such conversion. With respect to the Class A Shares, the maximum conversion price is $2.00 per share. With respect to the Class B Shares, (a) the maximum conversion price is $2.25 per share and (b) the Company has the right to repurchase Class B Shares at a price of $11.50 per share (subject to antidilution adjustments) if the average per share closing price of the Company's common stock is below $1.25 for five consecutive trading days ending two days before the attempted conversion of such shares.

           ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

EXCEPT FOR THE HISTORICAL INFORMATION CONTAINED HEREIN, THE MATTERS ADDRESSED IN THIS ITEM 2 CONSTITUTE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF
SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. SUCH FORWARD-LOOKING STATEMENTS ARE SUBJECT TO A VARIETY OF RISKS AND UNCERTAINTIES, INCLUDING THOSE DISCUSSED BELOW UNDER THE HEADING "FACTORS THAT MAY AFFECT FUTURE RESULTS" AND ELSEWHERE IN THIS REPORT ON FORM 10-Q, THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE ANTICIPATED BY THE COMPANY'S MANAGEMENT.

INTRODUCTION

         As of May 10, 1996, the Company operated 85 Reddi Brake (R) warehouses in 26 states, through which the Company serves as a non- traditional "two-step" distributor of brake systems, chassis components and other undercar parts primarily to auto repair shops. As of December 31, 1995, the Company made a strategic decision to close thirteen underperforming warehouses. During the third quarter of 1996 the Company closed fourteen warehouses. In addition, after evaluating the geographic location of the existing Reddi Brake (R) locations, the Company signed a letter of intent on April 25, 1996 to purchase two corporations, which operate seven automotive parts warehouses in Nevada and Orange County, California. For further discussion of these proposed transactions, see "Item 5 - Other Information".

         Effective February 7, 1996, William Leider resigned as Chief Executive Officer, President and Chief Operating Officer, and from the Company's Board of Directors. At that time, (1) Gordon Werner resigned as Chairman while remaining on the Board, and Eric Openshaw was elected Interim Chairman, (2) Richard McGorrian, who joined the Company as its Vice President-Marketing in November 1995, was appointed as President and Chief Executive Officer, and elected to the Board and (3) S. Gerald Birin, who joined the Company as its Chief Financial Officer in November 1995, was appointed to the additional position of Executive Vice President, and elected to the Board.

         In connection with the second and third quarter losses, the Company's new management team, in the third quarter of 1996, commenced a restructuring of its operations. Management has (1) closed 14 underperforming warehouses; (2) heightened its monitoring of certain other underperforming warehouses; (3) returned approximately $3.4 million of inventory of the 14 closed warehouses;
(4) modified inventory selection in remaining warehouses, with a particular focus on customer preferences of local markets; (5) begun to reduce certain overhead items, such as payroll, payroll benefits and computer charges; and (6) investigated opportunities to expand into new markets without a significant outlay of capital. As discussed below under "Factors that May Affect Future Results", such restructuring plans may be modified, and there can be no assurance that such restructuring will prove successful.


RESULTS OF OPERATIONS

         Net sales for the three months ended March 31, 1996 were $15,417,692, an increase of $3,165,859, or 25.8%, over the same period for the prior year. Net sales for the nine months ended March 31, 1996 were $45,321,306, an increase of $13,123,455, or 40.8%, over the same period for the prior year. These increases are primarily due to increased sales in maturing warehouses opened during the nine months ended March 31, 1995. Sales at the Company's 79 comparable Reddi Brake (R) warehouses (based on warehouses opened at least 12 full months as of March 31, 1996) increased approximately 19.6% for the nine months ended March 31, 1996, as compared to the same period last year. However, sales were generally lower than the Company had expected, particularly in warehouses outside of the Western region. Further, management believes that sales were adversely affected by extreme weather conditions in the Midwest and Eastern regions during the three months ended March 31, 1996.

         As a percentage of revenues, gross profit decreased to 38.1% and 40.3%, respectively, for the three months and nine months ended March 31, 1996, as compared to 47.8% and 48.9% during the same periods of the prior year.
These decreases are primarily due to the Company recognizing less purchase discounts, as a percentage of sales, for initial inventories as the Company began its hiatus in opening new Reddi Brake (R) warehouses and, to a lesser extent, to the Company's establishing inventory reserves and reducing prices on certain items to meet competitive conditions. For further explanation of such purchase discounts, see Note B to the Condensed Consolidated Financial Statements in Item 1 above. During the three and nine month periods ended March 31, 1996, respectively, the Company amortized $0 and approximately $1,473,000 of purchase discounts, as compared to $1,300,000 and $3,800,000 for the same periods last year. As of December 31, 1995, the Company had exhausted its monthly recognition of such discounts.

         As a percentage of revenues, warehouse operating and selling expenses for the three and nine months ended March 31, 1996 were 37.3% and 34.6%, respectively, as compared to 33.9% and 33.2% over the same periods of the prior year. The Company attributes these increases to additional expenses incurred in opening 17 new Reddi Brake locations from January through May 1995, as fixed overhead, primarily wages and salaries, was not fully absorbed by the lower than expected sales. To a lesser extent, this increase also reflects a reallocation of expense for computer data lines from general and administrative expenses to warehouse operating and selling expenses.

         As a percentage of revenues, for the three and nine months ended March 31, 1996, general and administrative expenses were 10.1% and 12.0%, respectively, as compared to 9.0% and 8.3% during the same periods of the prior year. These increases primarily reflect additional purchasing, accounting and administrative personnel hired to support the Company's opening and operations of new warehouses, compensation paid to senior management executives hired since May 1995, charges related to the severance of departing officers, increased payments of legal fees and increased computer-related overhead. The increase for the nine months ended March 31, 1996 as compared to the prior year's comparable period was also due, in part, to $310,000 in reserves recorded in the second quarter with respect to two lawsuits.

         As of December 31, 1995 the Company approved a plan to close 13 warehouses and accordingly recorded a provision for estimated costs amounting to $721,794. The provision consists principally of estimated losses on leases, the write down of inventories to net realizable value, and the abandonment of certain assets. During the third quarter of 1996, the Company determined that 14 warehouses were to be closed and utilized $440,000 of this reserve in closing these warehouses. The Company is continuing to incur expenses relating to these closures.

         The income tax provision as of March 31, 1996 represents alternative minimum tax for federal purposes, and the minimum tax due for certain states.

         Interest expenses, net, increased to $359,936 and $964,382, respectively, for the three and nine month periods ended March 31, 1996, as compared to $156,301 and $470,122 for the same periods last year. The increases were primarily due to increased borrowings under the Company's working capital line and an increase in capital lease obligations related to vehicles for new Reddi Brake warehouses. These borrowings were primarily used to fund the operations of Reddi Brake (R) warehouses and for the increased general and administrative expenses.

         The Company's business is seasonal in nature, with warehouse sales historically running higher in the first and fourth quarters (April through September) of the fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

         In November 1995 (as amended on March 18, 1996) the Company obtained a new working capital line of credit (the "CIT Line") with the CIT Group. The maximum credit available under the CIT Line is the lesser of (a) $13 million, or (b) the sum of 85% of eligible accounts receivable and 55% of eligible inventory. Borrowings under the CIT Line bear interest at a rate equal to the CIT's prime lending rate (8.25% at March 31, 1996) plus 1.50%. Borrowings are collateralized by the Company's accounts receivable, notes receivable, inventory, fixtures and equipment. Under the terms of the CIT Line, the Company must comply with certain reporting and financial performance.

         The Company's principal sources of funds are cash generated from operations and borrowings on the CIT Line. The Company's new management team, in the third quarter of 1996, determined that the Company needed to raise additional working capital to fund expenditures and service existing trade payables and debt. In April and May of 1996 the Company raised approximately $3,519,000 of net proceeds in an exempt placement of 400,000 shares of Class A Preferred Stock. (See Note G. - Notes to Condensed Consolidated Financial Statements" and Item 5. "Other Information")

         Although the Company is not yet able to resume timely payments to trade and other creditors, it has made significant payments to major vendors from the net proceeds of the above discussed exempt placement. Further, the Company has successfully negotiated the return of approximately $3,400,000 of inventory from its 14 closed warehouses and has been able to enter into informal agreements with a majority of its vendors regarding deferred payment terms. Accordingly, to date, the Company's ability to fill customer orders has not been adversely affected by cash flow shortages. However, if the Company is unable to raise additional working capital in the near future, it is anticipated that the Company's ability to supply inventory to its warehouses will be adversely affected by restrictions on, or suspension of, the delivery of parts to the Company.

         The Company, has engaged a placement agent for an exempt offering of its Class B Preferred Stock to provide additional working capital. However, there can be no assurance that such offering will be successful. Management believes that if the Company is unable to raise additional capital within the near future, the Company may be forced to institute additional cost saving measures.

FACTORS THAT MAY AFFECT FUTURE RESULTS

         All forward-looking statements contained in this Item 2 and in Part II of this Report on Form 10 - Q are subject to, in addition to the other matters described in this Report on Form 10-Q, a variety of significant risks and uncertainties. The following discussion highlights some of these risks and uncertainties. Further, from time to time, information provided by the Company or statements made by its employees may contain "forward-looking" information. The Company cautions investors that there can be no assurance that actual results or business conditions will not differ materially from those projected or suggested in such forward-looking statements as a result of various factors, including those discussed below.

         Recent Operating Losses. For its nine months ended March 31, 1996, the Company reported a loss of $4,549,957, primarily due to the factors discussed above. Although the Company's new management has responded to this loss with the measures described above, there can be no assurance that these or any other measures will lead to profitability for the Company in fiscal 1997.

         Management Strategy. As discussed above, the Company's new management has undertaken a restructuring of operations in response to the Company's recent losses. These measures are based upon new management's current understanding and assumptions concerning the Company's operations and, accordingly, management may modify its approach on these measures, or take additional measures, as it deems appropriate. Further, there can be no assurance that management's strategy in responding to the Company's losses will prove successful. In addition, the restructuring may involve future warehouse closures, in which event the Company would experience further charges associated with such future closures.

         Need for Additional Capital. As discussed above, the Company is continuing to experience cash flow difficulties and, accordingly, the Company is actively seeking additional capital. Management believes that, if the Company is unable to raise additional capital within the near future, the Company maybe forced to institute additional cost saving measures.

         Expected Decrease in Gross Margin. As discussed above, the Company's gross margin for the nine months ended March 31, 1996 was 40.3%, as compared to 48.9% during the same period of the prior year. This decrease was primarily due to the diminishing amortization of past purchase discount, which were exhausted as of December 31, 1996.

         Competition. The Company operates in a highly competitive environment in the commercial segment of the automotive parts and accessories aftermarket. The Company's primary competitors include traditional three-step aftermarket channels, consisting primarily of independent and national warehouse distributors and associations, such as NAPA and Carquest, and the associated jobbers to whom they sell; traditional two-step distribution channels, including original equipment channels through vehicle dealerships, retail parts stores, specialty distributors and local and regional manufacturers; and APS Holding Corporation, a national operator of "installer service warehouses". Many of the Company's current and potential competitors are larger and have greater financial resources.

         Dependence Upon Key Executives. The Company's success will be, to a large extent, dependent upon the continued services of Richard McGorrian and S. Gerald Birin, its Chief Executive Officer and Chief Financial Officer, respectively. The loss of the services of Mr. McGorrian or Mr. Birin for any reason, without an orderly transition to a qualified successor, would likely have a material adverse effect on the Company's operations and results.
Messrs. McGorrian and Birin have three-year employment contracts.

         Other Factors Affecting Market Price. The market price of the Company's Common Stock may be adversely affected by a number of other factors, including future sales of shares covered by a Registration Statement on Form S-3 (which presently covers approximately 5 million shares), the possible exercise of various warrants and options which could result in the issuance of up to approximately 2.3 million additional shares, the conversion of up to $6.9 million of 9.0% Adjustable Convertible Subordinated Notes into a maximum (subject to anti - dilution adjustments) of 1,971,429 shares, the issuance of additional shares of Common and Preferred Stock (See "Note G. - Notes to Condensed Consolidated Financial Statements" and Item 2. "Management's Discussion and Analysis of Financial Conditions and Results of Operations"), and fluctuations in response to periodic variations in operating results, market conditions and general economic conditions and factors external to the Company.

                           PART II. OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS.

         As previously reported in the Company's Amendment No. 1 to its Report on Form 10-K for the year ended June 30, 1995, the Company was a defendant in an action filed by Liviakis Financial Communications, Inc. ("LFC") in the Superior Court for Los Angeles County, California. The complaint alleged that the Company breached an oral agreement to file and diligently prosecute to effectiveness a Registration Statement on Form S-3 covering the resale of 880,000 shares of the Company's Common Stock owned by LFC, and sought damages in the amount of $5 million. On March 15, 1996, the Company and LFC agreed to settle this matter through the issuance to LFC of 80,000 shares of the Company's common stock, in exchange for which the suit was dismissed with prejudice.

         A class action, James P. Delano and Cynthia L. Delano, et al. v. Reddi Brake Supply Corporation, et al., was filed, on October 31, 1995, against the Company and Bruce Douglass, Gordon Werner and Michael Cassidy (former officers of the Company) in the United States District Court for the Central District of California. The Company has reached a tentative agreement with plaintiffs for the settlement of this action, under which the total settlement amounts and attorneys fees to be paid by the Company would not have a material adverse impact on its results of operations or financial condition. Consummation of this settlement is subject to the negotiation, execution and delivery of definitive settlement documents, and there can be no assurance that such settlement will be consummated.


ITEM 5. OTHER INFORMATION.

         In April of 1996, the Company completed a placement of 400,000 shares of its Class A Preferred Stock pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended (the "Act") . The net offering proceeds amounted to approximately $3,519,000, which was used for working capital purposes. The Company has engaged the same placement agent for a contemplated exempt offering of its Class B Preferred Stock. However, there can be no assurance that this placement will be successfully completed.

         The shares of Class A and Class B Preferred Stock are entitled to quarterly dividends at a cumulative annual rate of 4% of the original issue price of $10.00 per share, and a liquidation preference of $10.00 per share. Such shares are convertible into shares of the Company's Common Stock at a conversion price equal to 80% of the average per share closing price of the Company's Common Stock for the five consecutive trading days ending two days before such conversion. With respect to the Class A Shares, the maximum conversion price is $2.00 per share. With respect to the Class B Shares, (a) the maximum conversion price is $2.25 per share and (b) the Company has the right to repurchase Class B Shares at a price of $11.50 per share (subject to antidilution adjustments) if the average per share closing price of the Company's common stock is below $1.25 for five consecutive trading days before the attempted conversion of such shares.

         In April 1996, the Company entered into a letter of intent to purchase all of the outstanding stock of two corporations which own and operate, respectively, three undercar automotive part supply warehouses in Nevada and four such stores in Orange County, California. Allen J. Sheerin, the founder and a principal stockholder of the Company, is the principal stockholder of these two corporations. Consummation of these transactions is subject to a number of conditions precedent, including the execution of definitive purchase agreements. There can be no assurance that these transactions will be consummated. The Company believes that the addition of these locations would have a strategic impact on the Company's operations in the Western Region, primarily in Las Vegas, Nevada and Orange County, California areas, where the Company currently does not have a presence.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

         (a)     Exhibits.

                 4(a)     Certificate of Designation of Class A Preferred Stock dated March 18, 1996
                 4(b)     Certificate of Amendment of Certificate of Designation of Class A Preferred
                            Stock dated March 28, 1996.
                 4(c)     Certificate of Designation of Class B Preferred Stock dated March 18, 1996
                 4(d)     Certificate of Amendment of Certificate of Designation of Class B Preferred
                            Stock dated March 28, 1996.
                 4(e)     Certificate of Amendment of Certificate of Designation of Class B Preferred
                            Stock dated April 22, 1996.
                 4(f)     Certificate of Amendment of Certificate of Designation of Class B Preferred
                            Stock dated May 7, 1996.
                 10(a)    Engagement letter dated March 22, 1996 with Baytree Associates, Inc.
                 10(b)    Engagement letter dated May 7, 1996 with Baytree Associates, Inc.
                 10(c)    Amendment dated March 18, 1996 of Loan and Security Agreement between the Company and the CIT Group/Credit Finance.

         (b)     Reports on Form 8-K.

                 The Company filed a Current Report on Form 8-K/A#1 dated February 7, 1996, reporting a change in accountants from Ernst & Young LLP to KPMG Peat Marwick, LLP.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

                         REDDI BRAKE SUPPLY CORPORATION



Date: May 9, 1996                                  /s/ RICHARD McGORRIAN
                                                   ---------------------------------------------------
                                                   Richard McGorrian
                                                   Chief Executive Officer
                                                   President



Date: May 9, 1996                                  /s/ S. GERALD BIRIN
                                                   ---------------------------------------------------
                                                   S. Gerald Birin
                                                   Executive Vice President
                                                   Chief Financial Officer