Form 10-K405
period 1996-06-30
REDDI BRAKE SUPPLY CORP
filed 1996-10-15
CIK 867687

                                    FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended June 30, 1996.

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-19620

                         REDDI BRAKE SUPPLY CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Nevada                                       84-1152135
-------------------------------               ---------------------------------
(State or other jurisdiction of               (IRS Employer Identification No.)
incorporation or organization)

 1376 Walter Street, Ventura California                     93003
---------------------------------------                   ----------
     (Address of principal                                (Zip Code)
       executive offices)

Registrant's telephone number, including area code: (805) 644-8355

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

                          $.0001 par value Common Stock
                                (Title of Class)

                    Class C Warrants to purchase Common Stock
                                (Title of Class)

                    Class D Warrants to purchase Common Stock
                                (Title of Class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                             Yes   X    No
                                                                 ------    ----

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the closing sales price as reported on The Nasdaq National Market on October 10, 1996, is $9,018,910. In calculating the market value of the voting stock held by non-affiliates, the registrant did not include shares of its Common Stock held by directors, executive officers and holders of more than 5% of its Common Stock (but has included shares which may be beneficially owned but are not held by such persons).

         As of October 10, 1996, the registrant had outstanding 26,236,830 shares of its class of Common Stock.

                                     PART I

ITEM 1:  BUSINESS

INTRODUCTION

         Reddi Brake Supply Corporation (together with its subsidiary, "Reddi Brake" or the "Company") is a non-traditional "two-step" distributor of brake systems, chassis components and other undercar parts primarily to commercial auto repair shops. "Two-step" means that the Company's size and organization enable it to purchase directly from manufacturers and other primary source suppliers for resale to commercial customers, bypassing the added layer of warehouse distributors and jobbers present in traditional three-step distribution channels. The Company's Reddi Brake(R) outlets are typically 2,500 to 3,500 square feet in size, are housed in plain, industrial warehouse sites and are located in areas with high concentrations of commercial repair shops. Suppliers ship directly to the outlets, which carry approximately 8,500 "hard part" undercar SKUs in stock for immediate delivery to the repair shops, and offer over 20,000 additional SKUs on a "same day" or "next day" basis. As of October 10, 1996, the Company operated 85 Reddi Brake(R) outlets in 26 states.

         The Company entered into the two-step distribution business through its April 1993 acquisition (the "Acquisition") of an entity which was then operating 11 Reddi Brake(R) outlets in California embarking on an aggressive expansion program of opening new outlets in different regions of the country. In fiscal 1994, the Company opened 34 Reddi Brake(R) outlets, continuing its expansion in Central and Northern California and beginning its expansion into various Western states and Southeastern states. In fiscal 1995, the Company opened 52 additional outlets, including new outlets in several Midwestern and Mid-Atlantic states. However, in late fiscal 1995, the Company decided that its system of outlets had expanded to a size calling for a review of operations before continuing its expansion program, and the Company began a process of enhancing its infrastructure.

         In February 1996, in response to the Company's operating losses, a new management team was installed and undertook a restructuring of the Company's operations. At that time, (1) William Leider resigned as Chief Executive Officer, President and Chief Operating Officer and from the Company's Board of Directors, (2) Richard McGorrian, who had served as the Company's Vice President, Marketing since November 1995, was appointed President and Chief Executive Officer and was elected to the Board, and (3) S. Gerald Birin, who had served as the Company's Chief Financial Officer and Secretary since November 1995 was appointed to the additional position of Executive Vice President and was elected to the Board.

         Since February 1996, the new management team has (1) closed 21 underperforming warehouses, (2) heightened its monitoring of certain other underperforming warehouses, (3) returned approximately $3.4 million of inventory to vendors and redistributed approximately $1.75 million of inventory from its 21 closed warehouses, (4) modified the inventory selection in remaining warehouses and begun selling higher margin products, such as alternators, carburetors and generators, with a particular focus on customer preferences of local markets, (5) reduced certain overhead items, such as payroll, payroll benefits, professional fees, and fleet costs, and (6) entered into an agreement with a vendor for implementation of a new management information and accounting system. In addition, in the fourth quarter of fiscal 1996, after evaluating the geographic location of existing Reddi Brake locations, the Company expanded into two new markets by purchasing two corporations operating a total of seven automotive parts warehouses in Nevada and Orange County, California, in exchange for shares of Reddi Brake's Common Stock.

         As discussed below under "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Factors That May Affect Future Results", such restructuring plans may be modified, and there can be no assurance that such restructuring will prove successful. Further, the continuation of the Company's operations and further implementation of its restructuring plans require that the Company raise additional working capital. Management is engaged in discussions with two firms in an effort to raise additional funds. However, there can be no assurance that the Company will be able to raise such additional working capital. If the Company is not able to raise additional capital in the near future, it is doubtful that the Company will be able to continue its operations and will consider reorganization under federal bankruptcy laws. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

         The Company was incorporated in Nevada on July 13, 1990. The Company's principal executive offices are located at 1376 Walter Street, Ventura, California 93003, and its telephone number is (805) 644-8355.

INDUSTRY OVERVIEW

         According to industry sources, the total market for automotive replacement parts for passenger cars and light trucks (not including service or tires) accounted for sales of approximately $64.2 billion in 1993. This market has two basic channels: (1) the wholesale segment, serving professional installers, vehicle dealers, retail auto parts stores and other distributors, which accounted for approximately $44.9 billion in 1993 sales, and (2) the retail segment, serving do-it-yourself (DIY) customers, which accounted for approximately $19.3 billion in 1993 sales.

         The Company's "two-step" Reddi Brake(R) outlets focus on commercial auto repair shops in the wholesale segment. The channels of distribution serving the wholesale segment are highly fragmented and include (1) the traditional three-step aftermarket channels, which consist primarily of warehouses that buy from product manufacturers and sell to jobbers that, in turn, sell to professional installers, and (2) traditional two-step distribution channels, including the original equipment channel through vehicle dealerships, retail parts stores, specialty distributors and local and regional remanufacturers.

         The Reddi Brake(R) outlets are non-traditional "two-step" distributors, purchasing directly from major manufacturers for resale to commercial repair shops, to avoid the inefficiencies and extra costs involved in utilizing traditional three-step channels. At the same time, Reddi Brake(R) outlets carry more focused inventory than the traditional two-step distributors, offering the commercial shops ready availability of selected lines of brake systems, chassis and other undercar "hard parts". The Company believes that its Reddi Brake(R) outlets combine distribution efficiencies and purchasing power with specialized inventory targeting the needs of commercial repair shops.

TWO-STEP REDDI BRAKE(R) OUTLETS

         The Company's Reddi Brake(R) outlets have been designed to meet the needs of its targeted customer base -- the commercial repair shops -- and sell high-volume undercar products such as brake systems, chassis and steering parts -- emphasizing quality parts, availability and rapid delivery. The Company selects outlet sites in areas with both inexpensive rent and a high concentration of commercial repair shops. Reddi Brake(R) outlets are typically 2,500 to 3,500 square feet in size and are housed in plain, industrial warehouse sites, which do not emphasize exterior visibility. The interior of each outlet is similarly plain, consisting of desk and counter space, telephone and computer equipment, and industrial shelving for the parts inventory. Since virtually all of this business is conducted by outside orders from repair outlets, site visibility and interior design are not important.

         These outlets focus on ready availability of approximately 8,500 "hard part" undercar SKUs carried in stock, and offer over 20,000 additional SKUs on a "same day" or "next day" basis. Parts are delivered by manufacturers or other primary source suppliers directly to the outlets which, in turn, offer quick response delivery to the commercial repair shops.

         The Company's Reddi Brake(R) outlets are characterized by their relatively low overhead and modest unit investment requirements. The inexpensive sites, small size and "no-frills" exterior and interior of these outlets combine to hold the cost of opening an average outlet to approximately $250,000, primarily consisting of initial inventory costs.

PURCHASING AND INVENTORY CONTROL

         The Company employs certain operating disciplines and efficiencies to reduce costs. Through centralized control of purchasing, pricing and inventory replenishment, and direct shipment of merchandise from suppliers, management believes that the Company can control and reduce operating expenses that are typical for the industry.

         The Company selects its vendors based upon quality, price, service and, for appropriate product categories, brand name recognition. Inventory is delivered from the suppliers to the individual outlets. The Company purchases from approximately 25 primary vendors, with 12 vendors accounting for over 80% of their total purchases in fiscal 1996. The Company has no long-term purchase contracts with any of its vendors; however, various purchase discounts and rebates received from vendors are contingent upon the Company's meeting certain volume purchase requirements with respect to these vendors.

         Although the Company is not yet able to resume timely payments to trade and other creditors, it has made significant payments to major vendors from the net proceeds of its April 1996 and June 1996 preferred stock offerings. Further, in the third quarter of fiscal 1996, the Company returned approximately $3,400,000 of inventory to vendors in connection with its closing of 14 underperforming warehouses. Due to its cash flow shortage, however, the Company has been placed on COD status by a majority of its vendors. Accordingly, the Company's ability to fill customer orders has been adversely affected. See "Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources".

         Merchandising policies and significant buying decisions are made at the Company's Ventura, California headquarters, while store managers may vary their inventory to meet local demand. Sales data for each outlet is linked into the Company's computerized perpetual inventory control systems at point-of-sale. These systems enable the Company's management to track, on a "real time" basis, outlet and company-wide sales and inventory information by SKU, establish product pricing and generate inventory replenishment orders.

         The manufacturers of automotive parts and products generally provide repair or replacement warranties, which the Company extends to its customers. The Company's vendors generally permit it to return an agreed-upon percentage of its annual purchases for full credit.

MARKETING AND COMPETITION

         For the Reddi Brake(R) outlets, the Company's marketing strategy is designed to promote awareness among commercial repair shops of ready availability of approximately 8,500 high quality "hard part" undercar SKUs, at competitive prices. Critical to this strategy is an emphasis on quick and efficient order taking and immediate parts delivery. A full-time staff of approximately 47 customer account representatives regularly calls on commercial customers of the various outlets, occasionally accompanied by vendor representatives to maintain customer contact and provide training. In addition, certain store personnel make calls to existing and potential commercial customers. The outlets also offer special prices on selected items, during seasonal and special promotions.

         The Reddi Brake(R) outlets compete in a highly competitive environment in the commercial segment of the automotive aftermarket parts accessories industry. The primary competitors include the traditional three-step aftermarket channels, consisting primarily of independent and national warehouse distributors and associations, such as National Automotive Parts Association and Carquest, and the associated jobbers to whom they sell; the traditional two-step distribution channels, including the original equipment channels through vehicle dealerships, retail part stores, specialty distributors and local and regional remanufacturers; and APS Holding Corporation, a national operator of "installer service warehouses". Many of the Company's competitors are larger and have greater capital and management resources. National and regional automotive parts chains with which the Company does not presently compete may expand into the Company's present or future market areas.

         The Reddi Brake(R) outlets compete primarily by providing auto repair shops with ready availability of high quality undercar parts at competitive prices. By locating these outlets near concentrations of repair shops, the Company is able to provide immediate delivery of its "on hand" 8,500 SKUs.

EMPLOYEES

         As of October 4, 1996, the Company had 890 employees, including two executive officers. Of these employees, 836 worked in the Reddi Brake(R) outlets and 54 were management and support personnel at the Company's administrative offices. The Company's employees are not subject to any collective bargaining agreement. The Company considers its relations with its employees to be good.

SERVICE MARKS AND TRADEMARKS

         The Company believes that its "Reddi Brake(R)" service mark is important to its merchandising and marketing strategy, but that its business is not otherwise dependent on any patent, license, trademark, service mark or copyright. There are no infringing uses known by the Company that could materially affect the use of such mark.

ITEM 2:  PROPERTIES

         As of October 10, 1996, the Company operated 85 Reddi Brake(R) outlets in 26 states. Each of these sites is leased from parties not affiliated with the Company. Of the 85 Reddi Brake(R) outlets, 82 are leasehold sites typically ranging between 2,500 and 3,500 square feet, under leases with terms generally ranging from three to five years. The Ventura, California outlet is located in a 15,000 square foot facility, which also houses the Company's administrative facilities. The Atlanta, Georgia facility is 8,500 square feet and serves as both a Reddi Brake(R) outlet and certain data processing facilities for the Southeastern Regional Center. The Indianapolis, Indiana facility is 5,200 square feet and serves as both a Reddi Brake(R) outlet and certain data processing facilities for the Midwestern Regional Center.

         The Company also leases a 15,000 square foot warehouse in West Covina, California from the Company's former Chairman pursuant to a lease which expires in February 2008. This warehouse was subleased to Hi/LO Automotive, Inc. until October 31, 1995. The Company plans to find another tenant to sublease this facility. No assurances can be given that the Company will be able to successfully sublease this facility or that the rent under any such new sublease will be adequate to cover the rent payable under the Company's with respect to this facility. Monthly rent payments made by the Company with respect to this facility will be charged against the Company' reserve for discontinued operations established in fiscal 1994. At June 30, 1996, such reserve was reevaluated and increased by $354,000 to approximately $1,296,000, which management believes is adequate to cover future expenses associated with its former Wesco Division.

ITEM 3:  LEGAL PROCEEDINGS

         A class action lawsuit entitled James P. Delano and Cynthia L. Delano, et al. v. Reddi Brake Supply Corporation, et al., was filed on October 31, 1995 against the Company and Bruce Douglass, Gordon Werner and Michael Cassidy (former officers of the Company) in the United States District Court for the Central District of California. The Company and the individual defendants have entered into an agreement of settlement with the plaintiffs, under which the total settlement amounts and attorneys' fees to be paid by the Company would not have a material adverse impact on its results of operations or financial condition. Consummation of the settlement agreement is subject to a finding by the Court that the terms of the settlement are fair, adequate and reasonable to the members of the plaintiff class after members of the plaintiff class have been notified of the proposed settlement and have been given an opportunity to be heard by the Court. Although the parties have entered into a definitive written agreement of settlement, there can be no assurance that such settlement will be approved by the Court or that the settlement will be consummated.

         On October 6, 1995, Thomas M. Jeffrey and Debra A. Jeffrey filed a lawsuit in the Arizona Superior Court against the Company, and certain of its former officers and/or directors (Bruce Douglass, Gordon Werner, William Leider and Michael Cassidy), and their spouses, alleging violations of Arizona law in connection with plaintiffs' purchase of Reddi Brake securities. The case subsequently was removed to the United States District Court for the District of Arizona. The Company has reached a tentative agreement with plaintiffs for the settlement of this action, under which the total settlement amounts to be paid by the Company would not have a material adverse impact on its results of operations or financial condition. Consummation of this settlement is subject to the negotiation, execution and delivery of definitive settlement documents and the approval of the Delano v. Reddi Brake Supply Corp. litigation discussed above. Accordingly, there can be no assurance that such settlement will be consummated.

         On September 6, 1996, Maremont Corporation filed a lawsuit in the United States District Court for the Central District of California against the Company, alleging that the Company owes the plaintiff approximately $1.2 million for goods sold and delivered to the Company. The complaint includes a demand for the Company's payment of such sum, plus interest, attorneys' fees and costs. Such amount has been included as an accounts payable as of June 30, 1996 in the Company's consolidated financial statements.

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On May 21, 1996, the Company held its 1995 annual meeting of stockholders (the "Annual Meeting"). At the Annual Meeting, the stockholders elected directors to serve on the Board, voted in favor of the Chief Executive Officer and Chief Financial Officer Performance Based Compensation Plan which had been adopted by the Compensation Committee of the Board of Directors, subject to stockholder approval, and ratified the Board of Directors' selection of KPMG Peat Marwick LLP, as the Company's independent auditors for the 1996 fiscal year. The results of ballots cast at the Annual Meeting were as follows:

PROPOSAL 1: ELECTION OF DIRECTORS

NOMINEE                    FOR              AGAINST            ABSTAIN
-------                    ---              -------            -------
Stanley L. Timmins         12,395,800        0                 114,719
Eric Openshaw              12,395,800        100               114,719
Richard McGorrian          12,395,700        0                 114,719
S. Gerald Birin            12,395,700        0                 115,719

PROPOSAL 2: ADOPTION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER PERFORMANCE BASED COMPENSATION PLAN

                           FOR              AGAINST  ABSTAIN
                           ---              -------  -------
                           6,847,565        342,725  114,132

PROPOSAL 3: RATIFICATION OF KPMG PEAT MARWICK LLP AS AUDITORS

                           FOR              AGAINST  ABSTAIN
                           ---              -------  -------
                           12,338,142       74,961    97,366


                                     PART II

ITEM 5: MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

         The Company's Common Stock has been traded over-the-counter on The Nasdaq Stock Market since February 28, 1992. The Common Stock now is traded on The Nasdaq National Market under the symbol REDI. Prior to March 1994, the Common Stock was traded on The Nasdaq Small-Cap Market and, prior to May 9, 1994, the trading symbol was WSCO.

         The following table sets forth, for the periods indicated, the high and low closing sales price per share for the Common Stock in each of the fiscal quarters indicated:

                  FISCAL YEAR ENDED JUNE 30, 1995
                  First Quarter                               $6.75      $4.19
                  Second Quarter                              $6.63      $4.50
                  Third Quarter                               $7.25      $2.88
                  Fourth Quarter                              $4.13      $2.75

                                                              HIGH        LOW
                                                              ----        ---
                  FISCAL YEAR ENDED JUNE 30, 1996
                  First Quarter                               $3.72      $2.31
                  Second Quarter                              $3.03      $2.06
                  Third Quarter                               $2.56      $1.28
                  Fourth Quarter                              $2.56      $1.78

         Quotations for fiscal 1995 and fiscal 1996 have been obtained from The Nasdaq Stock Market. On October 10, 1996, the closing price of the Common Stock as reported on the Nasdaq National Market was $0.34. As of October 10, 1996, there were approximately 444 holders of record of the Company's Common Stock.

         The Company has not paid any cash dividends on its capital stock and does not intend to pay dividends in the foreseeable future. The Board of Directors currently intends to retain any future earnings for use in its business. Under the terms of the Company's working capital line of credit with The CIT Group/Credit Finance, Inc., the Company is prohibited from declaring or paying a dividend or distribution on its Common Stock in cash or any property other than Reddi Brake securities.

ITEM 6:  SELECTED FINANCIAL DATA

         The following selected financial data is derived from the consolidated financial statements of Reddi Brake Supply Corporation. The data should be read in conjunction with the consolidated financial statements, related notes, and other financial information included herein. The results of operations of the Wesco Division are reported as a discontinued operation. The Wesco Division's results for the fiscal year ended June 30, 1992 include information derived from the financial statements of a "Predecessor" corporation, prior to the recapitalization of Wesco Auto Parts Corporation in October 1991. Operating results of the Company include the results of the Reddi Brake Division from the date of acquisition, May 1, 1993.

                                                                                        YEAR ENDED JUNE 30,
                                                                  -----------------------------------------------------------------
                                                    1996              1995             1994              1993              1992
                                                ------------      ------------     ------------      ------------      ------------
INCOME STATEMENT DATA:
Net Sales ...................................   $ 62,725,468      $ 46,695,341     $ 21,003,497      $  2,047,970      $       --
Cost of goods sold ..........................     38,548,308        25,010,103       11,398,234         1,271,673              --
                                                ------------      ------------     ------------      ------------      ------------
Gross profit ................................     24,177,160        21,685,238        9,605,263           776,297              --

Operating Expenses:
 Store operating and selling ................     21,802,719        15,404,074        6,492,893           571,382              --
 New store development ......................           --             597,470          151,033              --                --
 General and administrative .................      7,534,414         4,717,139        1,871,949         1,216,939           936,295
 Write Off of Computer Equipment and
   Certain Intangibles ......................      1,238,000              --               --                --                --
 Issuance of shares of Common Stock to
   consultant ...............................           --                --          1,548,400              --                --
 Provision for Store Closures ...............        721,794              --               --                --                --
 Exchange of EBIT Shares for shares of
   Common Stock .............................           --                --          9,255,036              --                --
 Interest expense, net ......................      1,423,069           850,201          369,601           300,546           131,049
                                                ------------      ------------     ------------      ------------      ------------
 Total operating expenses ...................     32,719,996        21,568,884       19,688,912         2,088,867         1,067,344

Income (loss) from continuing operations
  before provision (benefit) for income taxes
  and a change in accounting ................     (8,542,836)          116,354      (10,083,649)       (1,312,570)       (1,067,344)

Provision (benefit) for income taxes ........         20,000            50,000             --             (83,000)         (187,000)
                                                ------------      ------------     ------------      ------------      ------------
Income (loss) from continuing operations
  before a change in accounting .............     (8,562,836)           66,354      (10,083,649)       (1,229,570)         (880,344)

Discontinued operations:
 Income (loss) from operations of
   discontinued Wesco Auto Parts
   division .................................           --                --         (2,758,721)       (1,535,434)          282,545

 Loss on disposal of Wesco Auto Parts
   division, including provision for
   estimated operating losses during
   phase-out period .........................           --                --         (3,500,000)             --                --

Cumulative benefit due to a change in
  accounting ................................           --                --               --             197,000              --
                                                ------------      ------------     ------------      ------------      ------------
Net income (loss) ...........................   $ (8,562,836)     $     66,354     $(16,342,370)     $ (2,568,004)     $   (597,799)
                                                ============      ============     ============      ============      ============

EARNINGS PER COMMON SHARE:
Income (loss) before discontinued operations
 and change in accounting ...................   $      (0.52)     $       0.00     $      (0.71)     $      (0.11)     $      (0.14)

Loss from discontinued operations ...........           --                --              (0.45)            (0.13)             0.05

Change in accounting ........................           --                --               --                0.02              --
                                                ------------      ------------     ------------      ------------      ------------

Net income (loss) per share .................   $      (0.52)     $       0.00     $      (1.16)     $      (0.22)     $      (0.09)
                                                ============      ============     ============      ============      ============

Weighted average number of shares
  outstanding ...............................     16,528,268        16,393,930       14,123,484        11,658,690         6,361,722

BALANCE SHEET DATA:
Working capital .............................   $ 14,841,001      $ 12,194,634     $  7,211,367      $  2,728,144      $  3,048,934
Total assets ................................     39,926,249        40,947,695       27,996,810        21,449,149        13,337,726
Long-term debt ..............................      7,840,925         8,635,141        1,191,046           161,094            74,117
Stockholders' equity ........................     13,428,041        11,235,442        9,781,072        10,312,537         7,117,348

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OPERATIONS

EXCEPT FOR THE HISTORICAL INFORMATION CONTAINED HEREIN, THE MATTERS ADDRESSED IN THIS ITEM 2 CONSTITUTE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF
SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. SUCH FORWARD-LOOKING STATEMENTS ARE SUBJECT TO A VARIETY OF RISKS AND UNCERTAINTIES, INCLUDING THOSE DISCUSSED BELOW UNDER THE HEADING "FACTORS THAT MAY AFFECT FUTURE RESULTS" AND ELSEWHERE IN THIS REPORT ON FORM 10-K, THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE ANTICIPATED BY THE COMPANY'S MANAGEMENT.

INTRODUCTION

         As of October 10, 1996, the Company operated 85 Reddi Brake(R) warehouses in 26 states, through which the Company serves as a non-traditional "two-step" distributor of brake systems, chassis components and other undercar parts primarily to auto repair shops. In February 1996, in response to the Company's operating losses, a new management team was installed and undertook a restructuring of the Company's operations. Since then, the Company has (1) closed 21 underperforming warehouses, (2) heightened its monitoring of certain other underperforming warehouses, (3) returned approximately $3.4 million of inventory to vendors and redistributed approximately $1.75 million of inventory from its 21 closed warehouses, (4) modified the inventory selection in remaining warehouses and begun selling higher margin products, such as alternators, carburetors and generators, with a particular focus on customer preferences of local markets, (5) reduced certain overhead items, such as payroll, payroll benefits, professional fees, and fleet costs, and (6) entered into an agreement with a vendor for implementation of a new management information and accounting system. In addition, in the fourth quarter of fiscal 1996, after evaluating the geographic location of existing Reddi Brake locations, the Company expanded into two new markets by purchasing two corporations operating a total of seven automotive parts warehouses in Nevada and Orange County, California, in exchange for shares of Reddi Brake's Common Stock.

         As discussed below under "Factors that May Affect Future Results", the Company's restructuring plans may be modified, and there can be no assurance that such restructuring will prove successful. Further, continuation of the Company's operations and the implementation of the Company's restructuring plans require that the Company raise additional working capital. Management is engaged in discussions with two firms in an effort to raise additional funds. However, there can be no assurance that the Company will be able to raise such required additional working capital. If the Company is not able to raise additional working capital in the near future, it is doubtful that the Company will be able to continue its operations and will consider reorganization under federal bankruptcy laws. See "-Liquidity and Capital Resources."

RESULTS OF OPERATIONS

         YEAR ENDED JUNE 30, 1996 COMPARED TO YEAR ENDED JUNE 30, 1995

         Net sales for the year ended June 30, 1996 were $62,725,468, an increase of $16,030,127, or 34.3%, over the prior year. This increase is primarily due to increased sales in maturing warehouses opened during the year ended June 30, 1995 and the acquisition of three new warehouses in Nevada (effective as of April 30, 1996) and four new warehouses in Orange County, California (effective as of May 31, 1996), the aggregate effect of which was partially offset by the closing of fourteen underperforming warehouses in February 1996. Sales at the Company's comparable Reddi Brake(R) warehouses (based on warehouses opened at least 12 full months as of June 30, 1996) increased approximately 8% for fiscal 1996, as compared to fiscal 1995. However, sales were generally lower than the Company had expected, particularly in warehouses outside of the Western region. Further, management believes that sales were adversely affected by extreme weather conditions in the Midwest and Eastern regions during the third quarter of fiscal 1996.

         As a percentage of sales, gross profit decreased from 46.4% in fiscal 1995 to 38.5%, in fiscal 1996. This decrease is primarily due to the Company recognizing less purchase discounts, as a percentage of sales, for initial inventories, since the Company has not opened any new Reddi Brake(R) warehouses since May 1995. For further explanation of such purchase discounts, see Note 2 to the Consolidated Financial Statements. During the first and second quarters of fiscal 1996, the Company amortized approximately $2,081,000 of purchase discounts, as compared to $4,725,000 for the prior year. As of December 31, 1995, however, the Company had exhausted its monthly recognition of such discounts. Accordingly, the Company expects a further decrease in its gross margin in fiscal 1997, as compared to fiscal 1996. The decrease in the Company's gross margin for fiscal 1996 was net of a $951,000 credit recorded with respect to the reversal of an overaccrual in the Company's reserve for estimated inventory returns to its vendors recorded in the June 30, 1995 consolidated financial statements.

         As a percentage of sales, warehouse operating and selling expenses for fiscal 1996 increased to 34.7%, up from 33% in fiscal 1995. The Company attributes this increase to additional expenses incurred in opening and operating 17 new Reddi Brake locations from January through May 1995, as fixed overhead (primarily wages, salary, rent, vehicles and equipment) were not fully absorbed by the lower than expected sales. Further, the Company experienced rate increases in vehicle insurance and workers compensation insurance. To a lesser extent, this increase also reflects the reallocation of expenses for computer data lines from general and administrative expenses to warehouse operating and selling expenses.

         As a percentage of sales, general and administrative expenses for fiscal 1996 increased to 12.0% from 10.1% in fiscal 1995. This increase primarily reflects additional purchasing, accounting and administrative personnel hired to support the Company's new warehouses opened during fiscal 1995, compensation paid to senior management executives hired since May 1995, charges related to the severance of departing officers, increased payments of legal fees and increased computer-related overhead. This increase was also due, in part, to $310,000 recorded as reserves with respect to two lawsuits. In March 1996, the Company settled one of these two lawsuits utilizing $150,000 of the above mentioned reserve.

         As of December 31, 1995, the Company approved a plan to close 14 warehouses and, accordingly, recorded a provision for estimated costs amounting to $721,794. The provision consists principally of estimated losses on leases, handling and freight costs to return inventory to vendors or to other stores, and the abandonment of certain assets. During the third quarter of fiscal 1996, the Company closed all 14 warehouses and, as of June 30, 1996, had utilized approximately $491,000 of this reserve. The Company is continuing to incur expenses relating to these closures.

         During the fourth quarter of fiscal 1996, management re-evaluated the carry value of certain assets and determined that such assets were permanently impaired, resulting in aggregate charges of approximately $1,238,000 for the write off of the unamortized portion of those assets. These charges consisted of $673,000 of goodwill and certain intangibles associated with the Company's April 1993 acquisition of eleven Reddi Brake(R) warehouses and $565,000 related to the Company's present management information and accounting system. In the fourth quarter, the Company also recorded charges of $354,000 for an increase in the reserve previously established in connection with its West

Covina warehouse lease (see "Part I - Item 2. Properties" for a discussion of this lease). Such amount is included in general and administrative expenses.

         Interest expenses, net, increased to $1,423,069 (2.3% of net sales) in fiscal 1996, as compared to $850,201 (1.8% of net sales) in fiscal 1995. This increase was primarily due to increased borrowings under the Company's working capital line and an increase in capital lease obligations related to vehicles for new Reddi Brake warehouses. These borrowings were primarily used to fund the operations of Reddi Brake(R) warehouses and for the increased general and administrative expenses.

         The income tax provision for the year ended June 30, 1996 represents state income taxes. As of June 30, 1996, the Company has deferred tax assets of $7,862,000 and a related valuation allowance of $7,862,000. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the projected future taxable income and tax planning strategies in making this assessment. Based upon historical taxable income (losses) and projections for future taxable income, management believes it is more likely than not that the Company will not realize the benefits of these deductible differences.

         The Company's business is seasonal in nature, with warehouse sales historically running higher in the first and fourth quarter (April through September) of the fiscal year.

         YEAR ENDED JUNE 30, 1995 COMPARED TO YEAR ENDED JUNE 30, 1994

         Revenues for fiscal 1995 were approximately $46.7 million, as compared to approximately $21.0 million for fiscal 1994, an increase of $25.7 million or 122%. This increase in revenues was primarily attributable to increases in sales of Reddi Brake(R) outlets opened in the second half of fiscal 1994 and the opening of 52 additional Reddi Brake(R) outlets in fiscal 1995. Fiscal 1995 sales at the Company's 13 comparable Reddi Brake(R) outlets (outlets open for at least 12 full months during fiscal 1994) increased 3.7%, to approximately $15.1 million in fiscal 1995 from approximately $14.6 million in fiscal 1994. However, sales in new outlets in regions outside of the Western states were generally lower than the Company had expected based on historical sales in the Western region.

         As a percentage of revenues, gross profit increased from 45.7% in fiscal 1994 to 46.4% in fiscal 1995. This increase is primarily due to the Company successfully negotiating better terms and price discounts from vendors for the initial inventories associated with the new Reddi Brake(R) outlets opened in fiscal 1994 and fiscal 1995. During fiscal 1995, such discounts for initial inventories at new outlets amounted to approximately $4.73 million. These purchase discounts are recorded as a reduction in cost of goods sold over the estimated inventory turn for such new stores, which approximates twelve months. See Note 2 to the Consolidated Financial Statements. The Company anticipates such discounts will be significantly lower in fiscal 1996 given the Company's planned hiatus in opening new outlets, resulting in a significant decrease in gross margins during fiscal 1996. Unless the Company opens new outlets following such hiatus and receives similar purchase discounts for the initial inventory of such stores, the Company's monthly recognition of existing purchase discounts will be exhausted by May 1996.

         The annualized inventory turnover rate was approximately 1.5 times during fiscal 1995, as compared to approximately 1.7 times during fiscal 1994. This decrease is primarily due to the opening of 52 Reddi Brake(R) outlets during fiscal 1995 which caused an immediate increase in inventory followed by the expected sales ramp-up period, a slower than expected increase in sales for these new units and certain slow moving inventory items. In response to these factors, the Company has reached agreement with various vendors to return an aggregate of approximately $4.2 million in inventory to such vendors.

         As a percentage of revenues, store operating and selling expenses for fiscal 1995 increased to 33.0%, from 30.9% in fiscal 1994. This increase is primarily attributable to additional expenses incurred in opening 52 new Reddi Brake(R) outlets during fiscal 1995 coupled with lower than expected sales from these new units.

         New store development expenses (primarily composed of new store set-up, payroll, lodging and training) for fiscal 1995 were approximately $597,000, an increase of approximately $446,000 over fiscal 1994. This increase was the result of the opening of 52 new Reddi Brake(R) outlets mainly in the Southeast, Midwest and Mid-Atlantic states in fiscal 1995, as compared to 34 Reddi
Brake(R) outlets opened mainly in the West in fiscal 1994.

         As a percentage of revenues, general and administrative expenses for fiscal 1995 increased to 10.1%, from 8.9% for fiscal 1994. This increase primarily reflects additional purchasing, accounting and administrative personnel hired to support the Company's opening and operation of a significant number of new stores.

         Interest expense, net, increased to approximately $850,000 in fiscal 1995, as compared to approximately $370,000 in fiscal 1994, primarily due to increased borrowing on the Company's working capital line, the completion of a $6.9 million private placement (the "Debt Placement") of subordinated debt in February 1995 and an increase in capital lease obligations related to vehicles for new Reddi Brake(R) outlets. These borrowings were primarily used to fund the opening and operation of new Reddi Brake(R) outlets.

         In the fourth quarter of fiscal 1995, the Company incurred a loss from continuing operations of approximately $938,000. This fourth quarter loss was primarily due to one-time charges of (a) $569,000 related to the Company's return of $4.2 million of inventory to vendors, (b) $236,000 associated with the Company's intended foreclosure of shares pledged in connection with a loan to the Company's former president and chief executive officer and (c) $150,000 in fees and expenses paid to a bank in connection with a potential revolving credit facility that was not consummated.

         After taking the above factors into account, the Company generated income from continuing operations of approximately $116,000 for fiscal 1995, as compared to a loss from continuing operations of approximately $10.1 million for fiscal 1994 (which included certain non-cash charges aggregating $10.8 million). The Wesco Division incurred a loss of $133,000 on net sales of $8,193,351 for the period from July 1, 1994 through October 31, 1994. This loss was previously reserved for at the end of fiscal 1994.

         The Company's business is seasonal in nature, with store sales historically running higher in the first and fourth quarters (April through September).

LIQUIDITY AND CAPITAL RESOURCES

         In November 1995, the Company obtained a new working capital line of credit (the "CIT Line") with The CIT Group/Credit Finance, Inc. The maximum credit available under the CIT Line is the lesser of (a) $13 million, or (b) the sum of 85% of eligible accounts receivable and 55% of eligible inventory. Borrowings under the CIT Line bear interest at a rate equal to the CIT's prime lending rate (8.25% at June 30, 1996) plus 1.50%. Borrowings are collateralized by the Company's accounts receivable, notes receivable, inventory, fixtures and equipment. Under the terms of the CIT Line, as amended, the

Company must comply with certain reporting, operational and financial performance covenants, including a covenant that the Company install a new management information and accounting system by November 30, 1996. The Company has entered into an agreement with a vendor for the implementation of a new management information and accounting system; however, this system is not expected to be operational by November 30, 1996 and, accordingly, the Company will be in default of this covenant at that date unless it receives a waiver from CIT.

         The Company's principal sources of funds are cash generated from operations, borrowings on the CIT Line, and proceeds from its April 1996 Class A Preferred Stock offering and its June 1996 Class B Preferred Stock offering. In the fourth quarter of 1996, the Company raised approximately $8,358,550 of aggregate net proceeds in these offerings.

         Although the Company is not yet able to resume timely payments to trade and other creditors, it has made significant payments to major vendors from the net proceeds of the above discussed offerings of Preferred Stock. Further, in the third quarter of fiscal 1996, the Company returned approximately $3,400,000 of inventory to vendors in connection with its closing of 14 underperforming warehouses. Due to its cash flow shortage, however, the Company has been placed on COD status by a majority of its vendors. Accordingly, the Company's ability to fill customer orders has been adversely affected.

         The continuation of the Company's operations and further implementation of its restructuring plans require that the Company raise additional working capital. Management is engaged in discussions with two firms in an effort to raise additional funds. However, there can be no assurance that the Company will be able to raise such required additional working capital. If the Company is unable to raise additional working capital in the near future, it is doubtful that the Company will be able to continue its operations and will consider reorganization under federal bankruptcy laws.

RECENT DEVELOPMENTS

         Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed
Of" (SFAS 121), issued in March 1995 and effective for fiscal years beginning after December 15, 1995, establishes accounting standards for the recognition and measurement of impairment of long-lived assets, certain identifiable intangibles and goodwill either to be held or disposed of. The Company plans to adopt SFAS 121 in fiscal 1997. Management believes the adoption of SFAS 121 will not have a material impact on the Company's financial position or results of operations.

         Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123), issued in October 1995 and effective for fiscal years beginning after December 15, 1995, encourages, but does not require, a fair value based method of accounting for employee stock options or similar equity instruments. SFAS 123 allows an entity to elect to continue to measure compensation cost under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APBO No. 25), but requires pro forma disclosures of net earnings and earnings per share as if the fair value based method of accounting had been applied. The Company plans to adopt SFAS in fiscal 1997 and anticipates that it will continue to elect to continue to measure compensation costs under APBO No. 25, and will comply with the pro forma disclosure requirements. Management believes the adoption of SFAS 123 will not have a material impact on the Company's financial position or results of operations.

FACTORS THAT MAY AFFECT FUTURE RESULTS

         All forward-looking statements contained in this Item 7 and in this Report on Form 10-K are subject to, in additional to the other matters described in this Report on Form 10-K, a variety of significant risks and uncertainties. The following discussions highlights some of these risks and uncertainties. Further, from time to time, information provided by the Company or statements made by its employees may contain "forward-looking" information. The Company cautions investors that there can be no assurance that actual results or business conditions will not differ materially from those projected or suggested in such forward-looking statements as a result of various factors, including those discussed below.

         Recent Operating Losses. For its year ended June 30, 1996, the Company reported a loss of $8,557,836, primarily due to the factors discussed above. Although the Company's new management has responded to this loss with the measures described above, there can be no assurance that these or any other measures will lead to profitability for the Company in fiscal 1997.

         Management Strategy. As discussed above, the Company's management has undertaken a restructuring of operations in response to the Company's recent losses. These measures are based upon new management's current understanding and assumptions concerning the Company's operations and, accordingly, management may modify its approach on these measures, or take additional measures, as it deems appropriate. Further, there can be no assurance that management's strategy in responding to the Company's losses will prove successful. In addition, the restructuring may involve future warehouse closures, in which event the Company would experience further associated charges.

         Need for Additional Capital. As discussed above, the Company is continuing to experience cash flow difficulties. Continuation of the Company's operations and the implementation of the Company's restructuring plans require that it raise such additional working capital. Management is engaged in discussions with two firms in an effort to raise additional funds. However, there can be no assurance that the Company will be able to raise such required additional working capital. If the Company is unable to raise additional working capital in the near future, it is doubtful that it will be able to continue its operations and will consider reorganization under federal bankruptcy laws.

         Expected Decrease in Gross Margin. As discussed above, the Company's gross margin for the year ended June 30, 1996 was 38.5%, as compared to 46.4% during the prior year. This decrease was primarily due to the diminishing amortization of past purchase discounts, which were exhausted as of December 31, 1995. Accordingly, the Company expects a further decrease in its gross margin in fiscal 1997, as compared to fiscal 1996.

         Defaults in Loan Covenants. As discussed above, the CIT Line, as amended, contains certain reporting, operational and financial performance, including a covenant that the Company install a new management information and accounting system by November 30, 1996. The Company has entered into an agreement with a vendor for the implementation of a new management information and accounting system; however, this system is not expected to be operational by November 30, 1996 and, accordingly, the Company has classified the entire obligation as a current obligation in the accompanying consolidated financial statements. If the Company's new management information and accounting system is not operational by November 30, 1996, the Company will be in default of this covenant at that date unless it receives a waiver from CIT. The Company's breach of this or its other covenants under the CIT Line would give CIT the right to call the outstanding amounts due on the CIT Line and enforce its rights against substantially all of the Company's assets.

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

         Dependence Upon Key Executives. The Company's success will be, to a large extent, dependent upon the continued services of Richard McGorrian, its Chief Executive Officer, and recruiting and making an orderly transition to a qualified successor to S. Gerald Birin, its Chief Financial Officer. Mr. Birin has resigned as an officer and director of the Company, effective October 23, 1996, and the Company is currently interviewing candidates for the position of Chief Financial Officer. The loss of the services of Mr. McGorrian for any reason, without an orderly transition to a qualified successor, or any significant delay in recruiting a new Chief Financial Officer, would likely have a material adverse effect on the Company's operations and results.

         Other Factors Affecting Market Price. The market price of the Company's Common Stock may be adversely affected by a number of other factors, including future sales of shares covered by a Registration Statement on Form S-3 (which presently covers approximately 5.2 million shares), the possible exercise of various warrants and options which could result in the issuance of up to approximately 3.3 million additional shares, the conversion of up to $6.9 million of 9.0% Adjustable Convertible Subordinated Notes into a maximum (subject to anti-dilution adjustments) of approximately 2.5 million shares, the issuance of additional shares of Common and Preferred Stock, and fluctuations in response to periodic variations in operating results, market conditions and general economic conditions and factors external to the Company.

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA













                           REDDI BRAKE SUPPLY CORPORATION AND SUBSIDIARY

                           CONSOLIDATED FINANCIAL STATEMENTS
                           AS OF JUNE 30, 1996 AND 1995
                           AND FOR THE THREE YEARS
                           ENDED JUNE 30, 1996
                           TOGETHER WITH REPORTS OF
                           INDEPENDENT AUDITORS

                          INDEPENDENT AUDITORS' REPORT




The Board of Directors
Reddi Brake Supply Corporation and Subsidiaries:


We have audited the accompanying consolidated balance sheet of Reddi Brake Supply Corporation and Subsidiaries as of June 30, 1996 and the related statements of operations, stockholders' equity and cash flows for the year then ended. We have also audited the financial statement schedule for the year ended June 30, 1996 listed in the accompanying index. These consolidated financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Reddi Brake Supply Corporation and Subsidiaries as of June 30, 1996 and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule for the year ended June 30, 1996, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

The accompanying consolidated financial statements have been prepared assuming that Reddi Brake Supply Corporation and Subsidiaries will continue as a going concern. As discussed in note 2 to the consolidated financial statements, the Company has suffered significant operating losses, used $7,976,653 of cash in operations in 1996 and does not expect to be in compliance with certain debt covenants in fiscal 1997 (note 7) and has an accumulated deficit of $26,685,249 as of June 30, 1996. These matters raise substantial doubt about the entity's ability to continue as a going concern. Management's plans in regard to these matters are also described in note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                        KPMG Peat Marwick LLP

Los Angeles, California
September 19, 1996

                         Report of Independent Auditors

Board of Directors and Shareholders
Reddi Brake Supply Corporation

We have audited the accompanying consolidated balance sheets of Reddi Brake Supply Corporation (formerly Wesco Auto Parts Corporation) as of June 30, 1995 and 1994 and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our audit also included the financial statement schedule listed in the Index at Item 14(a) for the years ended June 30, 1995 and 1994. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Reddi Brake Supply Corporation at June 30, 1995 and 1994, and the consolidated results of operations and its cash flows for the years then ended in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respect the information set forth therein.



                                                          Ernst & Young LLP

Los Angeles, California
September 7, 1995, except for Note 6,
  as to which the date is October 12,
  1995

                         REDDI BRAKE SUPPLY CORPORATION
                                AND SUBSIDIARIES

                           Consolidated Balance Sheets

                             June 30, 1996 and 1995






                          ASSETS                                 1996                1995
                                                             ------------        ------------

Current assets:
    Cash and cash equivalents                                $    571,156           1,701,955
    Accounts receivable, less allowance for doubtful
      accounts of $560,000 and $275,000 in 1996 and
      1995, respectively                                        6,064,675           4,365,274
    Other receivables                                             428,126             146,160
    Inventories                                                24,921,223          25,178,851
    Supplies and prepaid expenses                                 141,216             100,077
    Notes and advances due from stockholder
       (note 9)                                                   242,632             641,418
    Notes receivable due from Hi-LO (note 3)                      662,256             671,011
                                                             ------------        ------------

           Total current assets                                33,031,284          32,804,746
                                                             ------------        ------------

Facilities and equipment, at cost (note 12):
    Fixtures and equipment                                      2,376,618           2,289,851
    Leasehold improvements                                        229,457             217,847
    Equipment under capital leases                              4,095,440           3,253,233
                                                             ------------        ------------
                                                                6,701,515           5,760,931
    Less accumulated depreciation and amortization              3,081,225           1,272,020
                                                             ------------        ------------

           Facilities and equipment, net                        3,620,290           4,488,911
                                                             ------------        ------------

Notes receivable due from Hi-LO (note 3)                        1,548,599           2,210,945

Deposits                                                          302,266             273,495

Debt issuance costs, less accumulated amortization
    of $144,572 and $18,673 in 1996 and 1995,
    respectively                                                  634,422             429,485

Intangible assets, less accumulated amortization of
    $901,853 and $153,072 in 1996 and 1995,
    respectively                                                  789,388             740,113


                                                             ------------        ------------

                                                             $ 39,926,249          40,947,695
                                                             ============        ============


           LIABILITIES AND STOCKHOLDERS' EQUITY                  1996                1995
                                                             ------------        ------------

Current liabilities:
    Short-term borrowings (note 7)                           $  6,955,467           7,206,235
    Current installments of obligations under capital
      leases (note 12)                                          1,124,810           1,069,111
    Accounts payable                                            6,598,710           9,808,209
    Accrued expenses                                            1,302,282             878,063
    Accrued payroll                                               912,164             424,568
    Current portion of deferred compensation (note 9)                --               221,096
    Accrued costs related to discontinued operations
      (note 3)                                                  1,296,850           1,002,830
                                                             ------------        ------------

           Total current liabilities                           18,190,283          20,610,112
                                                             ------------        ------------

Obligations under capital leases, less current
    installments (note 12)                                        940,925           1,495,257

Deferred compensation, less current portion (note 9)                 --               239,884

Deferred tax liabilities (note 5)                                 467,000             467,000

Subordinated convertible debt, 9% coupon (note 8)               6,900,000           6,900,000

Commitments and contingencies (note 12)

Stockholders' equity (note 6):
    Preferred stock, $.0001 par value.  Authorized
      2,500,000 shares, none issued                                  --                  --
    Class A and B preferred stock, $10.00 issue price
      Authorized and outstanding 950,000 shares in
      1996                                                      9,547,244                --
    Common stock, $.0001 par value.  Authorized
      35,000,000 shares; issued and outstanding
      17,866,520 and 16,416,700 shares in 1996 and
      1995, respectively                                            1,786               1,641
    Additional paid-in capital                                 30,564,260          29,308,970
    Accumulated deficit                                       (26,685,249)        (18,075,169)
                                                             ------------        ------------

           Net stockholders' equity                            13,428,041          11,235,442
                                                             ------------        ------------

                                                             $ 39,926,249          40,947,695
                                                             ============        ============

See accompanying notes to consolidated financial statements.

                         REDDI BRAKE SUPPLY CORPORATION
                                AND SUBSIDIARIES

                      Consolidated Statements of Operations

                    Years ended June 30, 1996, 1995 and 1994


                                                                           1996                1995               1994
                                                                       ------------        ------------       ------------

Net sales                                                              $ 62,725,468          46,695,341         21,003,497

Cost of goods sold                                                       38,548,308          25,010,103         11,398,234
                                                                       ------------        ------------       ------------

           Gross profit                                                  24,177,160          21,685,238          9,605,263
                                                                       ------------        ------------       ------------

Expenses:
    Store operating and selling                                          21,802,719          15,404,074          6,492,893
    General and administrative                                            7,534,414           4,717,139          1,871,949
    Write-off of computer equipment and certain intangibles
      (note 11)                                                           1,238,000                --                 --
    Provision for store closures (note 10)                                  721,794                --                 --
    New store development                                                      --               597,470            151,033
    Issuance of shares of common stock to consultant (note 6)                  --                  --            1,548,400
    Exchange of EBIT shares for shares of common stock (note 6)                --                  --            9,255,036
                                                                       ------------        ------------       ------------
                                                                         31,296,927          20,718,683         19,319,311
                                                                       ------------        ------------       ------------

           Income (loss) from operations                                 (7,119,767)            966,555         (9,714,048)

Interest expense, net of interest income of approximately
    $254,000, $175,000 and $43,000 in 1996, 1995 and 1994,
    respectively                                                          1,423,069             850,201            369,601
                                                                       ------------        ------------       ------------

           Income (loss) from continuing operations before
              income taxes and discontinued operations                   (8,542,836)            116,354        (10,083,649)

Income taxes (note 5)                                                        20,000              50,000               --
                                                                       ------------        ------------       ------------
           Income (loss) from continuing operations                      (8,562,836)             66,354        (10,083,649)

Discontinued operations (note 3):
    Loss from operations of discontinued Wesco Auto Parts
      Division                                                                 --                  --           (2,758,721)
    Loss on disposal of Wesco Auto Parts Division, including
      provision for estimated operating losses during the phase-
      out period                                                               --                  --           (3,500,000)
                                                                       ------------        ------------       ------------

           Net income (loss)                                           $ (8,562,836)             66,354        (16,342,370)
                                                                       ============        ============       ============

Earnings (loss) per common share:
    Income (loss) before discontinued operations                       $       (.52)               --                 (.71)
    Loss from discontinued operations                                          --                  --                 (.45)
                                                                       ------------        ------------       ------------

           Net income (loss) per common share                          $       (.52)               --                (1.16)
                                                                       ============        ============       ============

Weighted average number of common shares outstanding                     16,528,268          16,393,930         14,123,484
                                                                       ============        ============       ============

See accompanying notes to consolidated financial statements.

                         REDDI BRAKE SUPPLY CORPORATION
                                AND SUBSIDIARIES

                Consolidated Statements of Stockholders' Equity
                    Years ended June 30, 1996, 1995 and 1994

                                  PREFERRED STOCK                COMMON STOCK
                             ---------------------------  ---------------------------   ADDITIONAL                        NET
                              NUMBER OF                    NUMBER OF                      PAID-IN       ACCUMULATED   STOCKHOLDERS'
                                SHARES         AMOUNT        SHARES         AMOUNT        CAPITAL         DEFICIT        EQUITY
                             ------------    -----------  ------------    -----------   ----------      -----------   --------------
Balance at June 30, 1993               --    $        --   16,261,148     $     1,626    12,110,064    (1,799,153)       10,312,537

Issuance of stock to
  Consultant in
  connection with
  consulting agreement,
  November 1993                        --             --      980,000              98     1,548,302            --         1,548,400
Issuance of stock through
  private placement--
  December 1993, net of
  expenses                             --             --    1,360,544             136     5,265,344            --         5,265,480
Repurchase of stock from
  Mr. Sheerin, December
  1993                                 --             --   (1,000,000)           (100)   (1,499,900)           --        (1,500,000)
Surrender of stock by
  Mr. Sheerin, December
  1993                                 --             --     (400,000)            (40)           40            --                --
Exercise of employee
  incentive stock options              --             --      180,281              18       463,915            --           463,933
Exercise of various
  options and warrants                 --             --      310,667              31       778,025            --           778,056
Surrender of shares from
  EBIT Escrow                          --             --   (3,000,000)           (300)          300            --                --
Exchange of EBIT Shares
  for Common Shares                    --             --    1,542,506             154     9,254,882            --         9,255,036
Net loss                               --             --           --              --            --   (16,342,370)      (16,342,370)
                             ------------    -----------  ------------    -----------    ----------   -------------   --------------

Balance at June 30, 1994               --             --   16,235,146           1,623    27,920,972   (18,141,523)        9,781,072

Issuance of stock to
  Mr. Sheerin, November
  1994                                 --             --      150,000              15       834,360            --           834,375
Surrender of stock by
  consultant, November
  1994                                 --             --     (100,000)            (10)           10            --                --
Exercise of employee
  incentive stock options              --             --      176,136              17       639,532            --           639,549
Exercise of warrants                   --             --       26,667               3        96,665            --            96,668
Foreclosure of stock
  owned by Dr. Douglass                --             --      (71,249)             (7)     (182,569)           --          (182,576)
Net income                             --             --           --              --            --        66,354            66,354
                             ------------    -----------  ------------    -----------    ----------    -----------   --------------

Balance at June 30, 1995               --             --   16,416,700           1,641    29,308,970   (18,075,169)       11,235,442

Issuance of Class A and
  Class B preferred stock         950,000      9,500,000           --              --    (1,320,900)           --         8,179,100
Dividends accrued on
  preferred stock                      --         47,244           --              --            --       (47,244)               --
Issuance of stock in
  connection with the
  settlement of
  litigation                           --             --       80,000               8       134,922            --           135,000
Issuance of common stock
  in connection with the
  acquisition of Express
  Undercar Parts Nevada                --             --      695,109              70     1,246,093            --         1,246,163
Issuance of common stock
  to attorney for services
  rendered in connection
  with the acquisition of
  Express Undercar Parts
  Nevada                               --             --        9,333               1        17,182            --            17,183
Issuance of common stock
  in connection with the
  acquisition of Express
  Undercar Parts
  California                           --             --      594,761              59     1,096,977            --         1,097,036
Issuance of common stock
  to attorney for services
  rendered in connection
  with the acquisition of
  Express Undercar Parts
  California                           --             --       11,570               1        21,340            --            21,341
Issuance of common stock
  to attorney                          --             --       30,000               3        61,872            --            61,875
Issuance of common stock               --             --       50,000               5        47,495            --            47,500
Foreclosure of stock
  owned by former
  employee                             --             --      (20,953)             (2)      (49,761)           --           (49,763)
Net loss                               --             --           --              --            --    (8,562,836)       (8,562,836)
                             ------------    -----------  ------------    -----------    ----------    -----------   --------------

Balance at June 30, 1996          950,000    $ 9,547,244   17,866,520     $     1,786    30,564,260   (26,685,249)       13,428,041
                             ============    ===========  ============    ===========    ==========    ===========   ==============


See accompanying notes to consolidated financial statements.

                         REDDI BRAKE SUPPLY CORPORATION
                                AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                    Years ended June 30, 1996, 1995 and 1994


                                                                         1996               1995               1994
                                                                      -----------        -----------        -----------

Cash flows from operating activities:
    Net income (loss)                                                 $(8,562,836)            66,354        (16,342,370)
                                                                      -----------        -----------        -----------

    Adjustments to reconcile net income (loss) to net cash used in operating activities:
        Depreciation and amortization                                   1,229,855            968,087          1,180,099
        Amortization of intangibles                                        75,752             70,662             70,633
        Amortization of debt issuance costs                               124,940             18,673               --
        Write-off of computer equipment and certain
          intangibles                                                   1,238,000               --                 --
        Change in allowance for doubtful accounts                         285,000           (135,000)           360,000
        Accrued costs related to discontinued operations                  294,020           (201,176)         3,500,000
        Deferred income taxes                                                --                 --              403,000
        Common stock issued as compensation                                  --                 --            1,548,400
        Exchange of EBIT shares for common stock                             --                 --            9,255,036
        Compensation related to nonqualified stock options                   --                 --              107,500
        (Gain) loss on sale of equipment                                   (3,446)             9,496             48,227
        Loss on foreclosure of note receivable from officer               122,836            236,184               --
        Change in assets and liabilities associated with
          operating activities:
            Accounts receivable                                        (1,606,720)        (1,551,986)        (1,364,439)
            Inventories                                                 3,003,146        (15,876,548)        (5,243,378)
            Other receivables                                            (262,827)           (27,686)           359,946
            Supplies and prepaid expenses                                 (19,960)           154,729             50,562
            Note and advances due from officer                               --             (179,635)           602,432
            Note receivable due from Hi-LO                                   --              (39,339)              --
            Deposits                                                      (42,474)            (4,752)            (1,896)
            Accounts payable and accrued expenses                      (4,138,092)         3,516,930          1,948,340
            Accrued payroll                                               421,183           (408,314)           513,073
            Deferred compensation                                        (135,030)              --                 --
                                                                      -----------        -----------        -----------

                    Total adjustments                                     586,183        (13,449,675)        13,337,535
                                                                      -----------        -----------        -----------

                    Net cash used in operating activities              (7,976,653)       (13,383,321)        (3,004,835)
                                                                      -----------        -----------        -----------

Cash flows from investing activities:
    Purchase of fixtures and equipment                                   (190,233)          (875,904)        (1,422,460)
    Proceeds from sale of equipment                                       190,692            343,174             14,822
    Cash advances to officer                                                 --                 --             (485,000)
    Proceeds from sale of Wesco Auto Parts Division                          --            6,598,695               --
    Note receivable principal payments from Hi-LO                         671,101            315,746               --
                                                                      -----------        -----------        -----------

                    Net cash provided by (used in) investing
                      activities                                          671,560          6,381,711         (1,892,638)
                                                                      -----------        -----------        -----------


                                   (Continued)

                         REDDI BRAKE SUPPLY CORPORATION
                                AND SUBSIDIARIES

                Consolidated Statements of Cash Flows, Continued




                                                                        1996                1995                1994
                                                                    ------------        ------------        ------------

Cash flows from financing activities:
    Advances on short-term borrowings                               $ 41,297,140          16,075,000           4,784,550
    Payments on short-term borrowings                                (41,797,908)        (14,373,520)         (3,975,000)
    Finance fees paid for LOC                                           (329,877)               --                  --
    Payments on notes payable and obligations under capital
      lease                                                           (1,259,369)         (1,038,604)           (415,749)
    Proceeds from exercise of options and warrants                          --               578,029           6,400,071
    Proceeds from issuance of preferred stock                          8,179,100                --                  --
    Proceeds from issuance of common stock                                85,208                --                  --
    Repurchase of common stock                                              --                  --            (1,500,000)
    Proceeds from issuance of subordinated debt, net                        --             6,451,842                --
                                                                    ------------        ------------        ------------

                    Net cash provided by financing activities          6,174,294           7,692,747           5,293,872
                                                                    ------------        ------------        ------------

                    Net increase (decrease) in cash and cash
                      equivalents                                     (1,130,799)            691,137             396,399



Cash and cash equivalents, beginning of year                           1,701,955           1,010,818             614,419
                                                                    ------------        ------------        ------------

Cash and cash equivalents, end of year                              $    571,156           1,701,955           1,010,818
                                                                    ============        ============        ============

Supplemental disclosure:
    Cash paid for interest                                          $  1,677,000             873,000             380,000
    Cash paid for income taxes                                              --                81,000                --
                                                                    ============        ============        ============

Noncash investing and financing activities - common stock
    issued for acquisitions (note 1)                                $  2,374,000                --                  --
                                                                    ============        ============        ============


See accompanying notes to consolidated financial statements.

                         REDDI BRAKE SUPPLY CORPORATION
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                             June 30, 1996 and 1995



(1)    ORGANIZATION AND ACQUISITION

       Reddi Brake Supply Corporation, a Nevada corporation (the Company), through its subsidiary, Reddi Brake Supply Company, Inc. (Reddi Brake) operates 92 units (see note 10) in 29 states that provide two-step distribution of brake systems, chassis components and other undercar parts mainly to the professional installer. Prior to November 1, 1994, the Company also operated an 8-unit chain of stores in Southern California under the Wesco Auto Parts name (the Wesco Division). This chain was sold to Hi-LO Automotive, Inc. (Hi-LO), a Delaware corporation, on November 1, 1994 (see note 3).

       On April 23, 1993, the Company entered into a definitive agreement for the acquisition (the Acquisition) of Reddi Brake Supply Company, Inc., a California corporation, which was completed on April 30, 1993. The Acquisition was consummated through the merger of Reddi Brake Supply Company, Inc. into a wholly owned subsidiary of the Company. The purchase price was an aggregate of $1,550,000 in cash, 583,500 shares of the Company's common stock (the Acquisition Shares) with a then market value of $1,604,625, acquisition costs of $451,451 and the assumption of liabilities of $1,654,789. Reddi Brake Supply Company's operations have been included in the accompanying consolidated financial statements from May 1, 1993. The purchase price exceeded the fair value of net assets acquired by $893,214 and was allocated to intangibles, $442,500, and costs in excess of fair value of net assets acquired (goodwill), $450,714 (see note 11).

       In connection with the Acquisition, each of the 3,000,000 shares of the Company's then outstanding special stock was exchanged for one share of the Company's common stock and concurrently placed into an escrow account. On September 19, 1994, the Company reached an agreement with the holders of rights to receive the common stock held in the escrow account (see note 6).

       Effective April 30, 1996, the Company acquired all of the outstanding shares of Express Undercar Parts Nevada, from Allen J. Sheerin (stockholder) and Bryan Morford (stockholder) through the issuance of 695,109 shares of its common stock valued at $1,279,000. Express Undercar Parts Nevada operates three warehouses in Nevada, providing two-step distribution of undercar parts mainly to the professional installer. Effective May 31, 1996, the Company acquired all of the outstanding shares of Express Undercar Parts California, from the stockholder through the issuance of 594,761 shares of its common stock valued at $1,095,000. Express Undercar Parts California operates four warehouses in Orange County, California, providing two-step distribution of undercar parts mainly to the professional installer. The acquisitions have been accounted for as a purchase and the results of operations have been included in the consolidated financial statements since the effective date of the related acquisition. The excess of purchase price over the estimated fair values of the net assets acquired aggregating $798,000 has been allocated to a noncompete agreement ($100,000) and goodwill ($698,000) and is being amortized over 3 and 20 years, respectively. The acquisitions were not material to the Company's financial position or results of operations.


(2)    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION

       The consolidated financial statements include the accounts of Reddi Brake Supply Corporation and its wholly owned subsidiaries (collectively referred to as the Company). All significant intercompany accounts and transactions have been eliminated in consolidation.

                         REDDI BRAKE SUPPLY CORPORATION
                                AND SUBSIDIARIES

              Notes to Consolidated Financial Statements, Continued



LIQUIDITY

The Company has significant operating losses, used $7,976,653 of cash in operations in 1996, does not expect to be in compliance with certain debt covenants in fiscal 1997 (note 7) and as of June 30, 1996 has an accumulated deficit of $26,685,000. These matters raise substantial doubt about the Company's ability to continue as a going concern.

The Company implemented a formal plan to close certain of its operating facilities during fiscal 1997 and is currently pursuing additional financing. However, there is no assurance that the reduction in operating costs coupled with additional financing will be sufficient to sustain continuing operations.

INVENTORIES

The Company's inventories, consisting primarily of finished goods, are stated at the lower of FIFO (first-in, first-out) cost or market.

The Company receives, from certain suppliers of product, purchase discounts for the initial inventory purchase of a new store. These purchase discounts are recorded as a reduction of cost of goods sold over the Company's estimated aggregate inventory turn. This monthly reduction in the cost of goods sold produces a result which is not materially different than the result which would be obtained if the Company allocated the discount to each particular stock keeping unit acquired in the initial inventory. Under the Company's method of accounting for such discounts, inventory, net of the unamortized discount is stated at the lower of cost or market which would approximate that computed in all material respects, by allocating the discount to each item purchased. The Company reduced costs of goods sold by such discounts in the amounts of approximately $2,081,000, $4,725,000 and $1,542,000 for the years ended June 30, 1996, 1995 and 1994, respectively. At June 30, 1996, no unamortized discounts remained.

In addition, the Company receives, from certain suppliers of product, purchase discounts and rebates related to volume purchasing. These discounts and rebates are recognized as reductions in the cost of goods sold to the extent the related inventory has been sold, based on the Company's annualized aggregate inventory turn. Under the Company's method of accounting for such discounts and rebates, to the extent that the inventory for which the discounts and rebates relate has not been sold, inventory net of the unamortized discounts and rebates is stated at the lower of cost or market, which would approximate that computed in all material respects, by allocating the discounts and rebates to each item purchased. The Company reduced costs of goods sold by such discounts in the amounts of approximately $1,133,000, $1,157,000 and $185,000 for the years ended June 30, 1996, 1995 and 1994, respectively. At June 30, 1996, approximately $104,000 of unamortized discounts remained.

REVENUE RECOGNITION AND CUSTOMER RECEIVABLES

The Company recognizes revenue upon delivery of merchandise to the customer. No provision for returns is provided as customer returns historically, net of vendor returns for credit, have not been significant.

The Company performs a credit evaluation for new customers and grants credit to customers meeting the Company's requirements, and typically does not require collateral or other security. Additionally, the Company routinely assesses the collectibility of its customer receivables. An allowance for doubtful accounts is maintained at a level which management believes is sufficient to cover potential credit losses.

                         REDDI BRAKE SUPPLY CORPORATION
                                AND SUBSIDIARIES

              Notes to Consolidated Financial Statements, Continued



CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

DEPRECIATION AND AMORTIZATION

Fixtures and equipment and leasehold improvements are stated at cost and are depreciated or amortized over the estimated useful lives or lease terms, using the straight-line method. The estimated useful lives are as follows:

              Fixtures and equipment         3 to 7 years
              Leasehold improvements         Lesser of lease term or useful
                                                life of improvements


EQUIPMENT UNDER CAPITAL LEASES

Equipment under capital leases is being amortized over the term of the lease or, when the Company takes possession of the asset at the end of the lease, the estimated useful life of the asset using the straight-line method.

PREOPENING EXPENSES

All costs of a noncapital nature incurred in opening a new store are charged to expense when the new store opens.

WARRANTY

The Company does not maintain a warranty reserve because it generally has been able to return defective parts to its vendors for full credit, even if the return occurs after the expiration of the vendor's stated warranty period. The amount of customer-returned defective parts for which vendors would not grant the Company credit was not material to the results of operations for each of the three years ended June 30, 1996. In the opinion of management, such amounts are not expected to be material to the results of operations in future years.

NET INCOME (LOSS) PER COMMON SHARE

Net income (loss) per common share has been computed using the weighted average number of shares of common stock outstanding during the three years ended June 30, 1996. For the year ended June 30, 1995, the aggregate dilution of common stock equivalents was less than 3% of income per common share, and therefore, the Company is reporting only primary income per share. Common stock equivalents were not included in the weighted average number of shares because of their antidilutive effect during the years ended June 30, 1996 and 1994. Also, the weighted average number of shares at June 30, 1994 does not include 3,000,000 shares of common stock held in an escrow account due to the contingent nature of these shares (see note 6).

                         REDDI BRAKE SUPPLY CORPORATION
                                AND SUBSIDIARIES

              Notes to Consolidated Financial Statements, Continued




INCOME TAXES

The Company accounts for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

USE OF ESTIMATES

Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with generally accepted accounting principles. Actual results could differ from these estimates.

IMPAIRMENT OF LONG-LIVED ASSETS

Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (SFAS 121), issued in March 1995 and effective for fiscal years beginning after December 15, 1995, establishes accounting standards for the recognition and measurement of impairment of long-lived assets, certain identifiable intangibles and goodwill either to be held or disposed of. The Company plans to adopt SFAS 121 in fiscal 1997. Management believes the adoption of SFAS 121 will not have a material impact on the Company's financial position or results of operations.

STOCK COMPENSATION

Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123), issued in October 1995 and effective for fiscal years beginning after December 15, 1995, encourages, but does not require, a fair-value-based method of accounting for employee stock options or similar equity instruments. SFAS 123 allows an entity to elect to continue to measure compensation cost under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APBO No. 25), but requires pro forma disclosures of net earnings and earnings per share as if the fair-value-based method of accounting had been applied. The Company plans to adopt SFAS 123 in fiscal 1997 and anticipates that it will continue to elect to continue to measure compensation costs under APBO No. 25, and will comply with the pro forma disclosure requirements. Management believes the adoption of SFAS 123 will not have a material impact on the Company's financial position or results of operations.

BUSINESS CONCENTRATIONS

The Company provides two-step distribution of undercar parts mainly to professional installers through warehouses located throughout the United States. The industry is impacted by the general economy. Changes in the marketplace may significantly affect management's estimates and the Company's performance.

ADVERTISING COSTS

The Company expenses nonreimbursable advertising costs as costs are incurred. The amounts charged to advertising and sales promotion expense during the years ended June 30, 1996, 1995 and 1994 were approximately $395,000, $250,000 and
$200,000, respectively.

                         REDDI BRAKE SUPPLY CORPORATION
                                AND SUBSIDIARIES

              Notes to Consolidated Financial Statements, Continued


(3)    DISCONTINUED OPERATIONS

       On September 25, 1994, the Company's Board of Directors adopted a plan to sell the Wesco Division. Net assets of the discontinued operations at June 30, 1994 consisted primarily of inventory and furniture, fixtures and equipment amounting to approximately $10 million after deducting an allowance for the estimated loss on disposal.

       The estimated loss on the disposal of Wesco of $3.5 million consisted of an estimated loss on disposal of the business of $3.2 million and provision of $300,000 for anticipated losses until disposal. Summary operating results of the discontinued operation for the fiscal year ended June 30, 1994 are as follows:

                     Net sales                $ 25,843,481
                     Cost of goods sold        (15,065,847)
                                              ------------

                           Gross profit         10,777,634

                     Operating expenses        (13,536,355)
                                              ------------

                           Net loss           $ (2,758,721)
                                              ============


       On November 1, 1994, the Company completed the sale of its Wesco Division to Hi-LO. In the transaction, the Company sold to Hi-LO substantially all the operating assets of the Wesco Division for a price of approximately $9.8 million. The Wesco Division incurred a loss of $134,989 on net assets of $8,193,351 for the period from July 1, 1994 through October 31, 1994. This loss was previously reserved for at the end of fiscal 1994. As of June 30, 1995, the Company had a reserve of approximately $1.0 million to cover future expenses associated with potential lease expenses related to the Wesco Division which management believed to be adequate. During the fourth quarter of fiscal 1996, the Company reassessed the adequacy of the reserve and determined that an additional provision of approximately $350,000 was required. The additional provision is included in general and administrative expense in the 1996 consolidated statement of operations.

       Approximately $6.6 million of the purchase price was paid by Hi-LO in cash at the closing. The balance of the purchase price is payable under two promissory notes, each bearing interest at the rate of 8.30% per annum as follows: (a) a note in the principal amount of $1,895,016, which is payable in 12 equal quarterly installments of principal ($157,918 each) plus accrued interest with any remaining balance due on October 31, 1997 and (b) a note (the Convertible Note) in the principal amount of $1,263,437, which provides for quarterly payments of interest only and payment of the entire outstanding balance of principal on October 31, 1999.

       The Convertible Note is convertible at the option of the Company, in whole or in part, at any time on or after November 1, 1996 through October 31, 1999, into shares of Hi-LO common stock based on a conversion price of $13.46 per share. The Company's conversion rights may be accelerated upon a change in control of Hi-LO and the conversion price is subject to antidilution adjustments upon the occurrence of certain events. Assuming no adjustment to the conversion price, a maximum 93,859 shares of Hi-LO's common stock may be acquired upon conversion of the Convertible Note.


(4)    FAIR VALUE OF FINANCIAL INSTRUMENTS

       The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value.

                         REDDI BRAKE SUPPLY CORPORATION
                                AND SUBSIDIARIES

              Notes to Consolidated Financial Statements, Continued



       Cash and cash equivalents, accounts receivable, other receivables, notes and advances due from stockholders, trade accounts payables and accrued expenses: The carrying amounts approximate the fair value of financial instruments due to their short-term nature.

       Notes receivable due from Hi/LO: The fair value is determined as the present value of expected future cash flows discounted at the interest rate currently offered by the Company. The fair value of the note receivable approximates the carrying value.

       Short-term borrowings: The carrying amount of the line of credit reflects the fair value based on current rates available to the Company for borrowings with similar terms.

       Subordinated Convertible Debt: Due to the Company's financial position, it is unable to determine the fair value of the Subordinated Convertible Debt.


(5)    INCOME TAXES

       Income taxes for the years ended June 30, 1996, 1995 and 1994 are as follows:

                                1996         1995         1994
                              -------       -------      -------
       Federal:
           Current            $  --          10,000        --
           Deferred              --            --          --
                              -------       -------       ----
                                 --          10,000        --
                              -------       -------       ----

       State:
           Current             20,000        40,000        --
           Deferred              --            --          --
                              -------       -------       ----
                               20,000        40,000        --
                              -------       -------       ----

                  Total       $20,000        50,000        --
                              =======       =======       ====


       Deferred tax assets (liabilities) were composed of the following at June 30, 1996 and 1995:

                                                                           1996               1995
                                                                       -----------        -----------

       Capitalization of inventory costs                               $ 1,067,000            921,000
       Accrual for discontinued operations                                 650,000            447,000
       Net operating loss carryforward                                   6,232,000            476,000
       Alternative minimum tax credit carryovers                           177,000            118,000
       Reserves for inventory                                                 --              332,000
       Accrued severance payments                                             --              157,000
       Auto lease interest expense                                      (1,055,000)              --
       Tax depreciation in excess of financial reporting amounts           (61,000)          (479,000)
       Other, net                                                          385,000            165,000
                                                                       -----------        -----------

                Net deferred assets                                      7,395,000          2,137,000

       Valuation allowance                                              (7,862,000)        (2,604,000)
                                                                       -----------        -----------

                Total net deferred liability                           $  (467,000)          (467,000)
                                                                       ===========        ===========

                         REDDI BRAKE SUPPLY CORPORATION
                                AND SUBSIDIARIES

              Notes to Consolidated Financial Statements, Continued


       Income taxes (benefit) differs from the amounts computed by applying the Federal statutory income tax rates as a result of the following:

                                                          1996               1995               1994
                                                      -----------        -----------        -----------

       Income taxes (benefit) at statutory rate       $(2,996,980)          40,000         (5,556,000)
       State income taxes, net                             20,000           26,000               --
       Limitation on net operating loss                      --               --              526,000
       Exchange of EBIT shares                               --               --            3,146,000
       Valuation allowance                              2,996,980          (66,000)         1,862,000
       Permanent differences                                 --             50,000             22,000
                                                      -----------         --------        -----------

                                                      $    20,000           50,000               --
                                                      ===========         ========        ===========

       The Company has a net operating loss carryforward of approximately $13,100,000, which may be available, subject to limitations, to offset future taxable income through fiscal year 2010.

       The Company's 1994, 1993 and 1992 Federal income tax returns, and the 1992, 1991 and 1990 Federal income tax returns of the Company's April 1993 acquisition, Reddi Brake, are being audited by the Internal Revenue Service. The outcome of this audit is not expected to have a material adverse effect on the financial position or results of operation of the Company.

       The Company has a valuation allowance of $7,862,000 as of June 30, 1996 related to deferred tax assets. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the projected future taxable income and tax planning strategies in making this assessment. Based upon historical taxable income (losses) and projections for future taxable income, management believes it is more likely than not that the Company will not realize the benefits of these deductible differences.


 (6)   STOCKHOLDERS' EQUITY

       ISSUANCE OF COMMON STOCK  TO  CONSULTANTS

       Effective as of October 15, 1993, the Company entered into a Consulting Agreement (the Consulting Agreement) with Liviakis Financial Communications, Inc. (Consultant) whereby the Consultant agreed to assist and consult the Company in matters concerning mergers and acquisitions, corporate finance, investor relations and financial public relations. As full compensation for services to be provided by Consultant, the Company issued to Consultant 980,000 unregistered, restricted shares (the Consultant Shares) of the Company's common stock, which were valued by the Company's Board of Directors, based on an independent valuation, at $1.58 per share, a discount of 45% of the closing bid price of the Company's common stock on October 14, 1993. The Company recorded a noncash charge to earnings of $1,548,000 for the year ended June 30, 1994. In September 1994, Consultant agreed to surrender for cancelation 100,000 shares of common stock previously issued to it as a consulting fee. In March 1996, the Company agreed to issue an additional 80,000 shares of its common stock to settle a dispute regarding the registration of the shares pursuant to the Consulting Agreement. Accordingly, the Company recorded an expense of $159,000 related to the issuance of these shares during fiscal year 1996.

                         REDDI BRAKE SUPPLY CORPORATION
                                AND SUBSIDIARIES

              Notes to Consolidated Financial Statements, Continued


       In connection with the Consulting Agreement, (a) the Company's former Chairman, Allen J. Sheerin, surrendered 400,000 shares of common stock back to the Company for cancelation and (b) the Company repurchased 1,000,000 shares of common stock from Mr. Sheerin for $1.50 per share. The source of cash consideration to fund the Company's repurchase of these shares was cash proceeds from a December 1993 private placement discussed below. In addition, Mr. Sheerin surrendered all 585,000 of his Class C warrants and 235,000 of his 535,000 Class D warrants back to the Company for cancelation (see Warrants and Options).

       PRIVATE PLACEMENT

       On December 2, 1993, the Company completed a private placement (the Placement) of 1,360,544 shares of its common stock, $.0001 par value (the Common Stock), and 266,667 two-year warrants entitling the holder of each warrant to purchase one share of common stock at an exercise price of $5.50 per share (the Warrants) (the Common Stock and the Warrants are collectively referred to herein as the Securities), at a price of $4.41 per unit consisting of one share of common stock and .196 of a Warrant. The Company received approximately $5.3 million in net proceeds from the Placement. The offering and sale of the Securities in the Placement were not registered under the Securities Act of 1933, as amended (the Act), in reliance upon the exemption from registration provided by Regulation S promulgated under the Act for offerings and sale of securities conducted outside of the United States under specified conditions. The exercise price of the warrants has been changed to $3.50 per share and the term has been extended by two years.

       EBIT ESCROW

       In connection with the Acquisition (see note 1), each of the 3,000,000 shares of the Company's then outstanding special stock was exchanged for one share of common stock and concurrently placed into an escrow account (the EBIT Escrow). These shares were to be released from the EBIT Escrow if, as and at such time(s) as the Company exceeded certain earnings before interest and taxes (EBIT) targets on or before, in most cases, June 30, 1998, provided that, to the extent that the Company did not exceed such targets by such date, these shares would thereupon be canceled.

       On September 19, 1994, the Company reached an agreement whereby the holders of rights to receive up to 3,000,000 shares of the common stock held in the EBIT Escrow surrendered their rights in exchange for the issuance of a 1,542,506 shares of common stock to them. As a result of the issuance of such shares, the Company recorded a noncash charge to earnings of $9,255,036 ($6 per share) for the year ended June 30, 1994.

       PREFERRED STOCK

       On March 25, 1996 and April 23, 1996, the Company authorized the issuance of 400,000 of Class A preferred stock, $10 issue price and 550,000 shares of Class B preferred stock $10 issue price. Subsequent to the authorization of the preferred stock, the Company completed private placements of the 950,000 shares of preferred stock. The shares earn dividends at a rate of 4% of the original issue price and are convertible into the Company's common stock at a 20% discount. The Company received approximately $8.3 million in net proceeds from the placements. The offerings and sale of the Securities in the Placement were not registered under the Securities Act of 1933, as amended (the Act), in reliance upon the exemption from registration provided by Regulation S promulgated under the Act for offerings and sale of securities conducted outside of the United States under specified conditions.

                         REDDI BRAKE SUPPLY CORPORATION
                                AND SUBSIDIARIES

              Notes to Consolidated Financial Statements, Continued


INCENTIVE STOCK OPTIONS

In August 1990, the Board of Directors approved the 1990 Incentive Stock Option Plan (the 1990 Plan) to grant key employees options to purchase up to a maximum of 500,000 shares of the Company's Common Stock. In September 1991, the Board of Directors approved the 1991 Incentive Stock Option Plan (the 1991 Plan) to grant key employees options to purchase up to a maximum of 650,000 shares of the Company's Common Stock. On January 21, 1992, the Board of Directors adopted, and the Company's stockholders subsequently approved, the 1992 Incentive Stock Option Plan (the 1992 Plan) to grant key employees options to purchase up to a maximum of 1,000,000 shares of the Company's Common Stock. On September 25, 1994, the Board of Directors approved the 1994 Directors' Stock Option Plan (the 1994 Plan) to grant members of Reddi Brake's Board of Directors, who is a Non-Employee Director, the option to purchase 25,000 shares plus an additional 10,000 shares upon each successive anniversary. Exercise prices of all stock options granted under the 1990 Plan, the 1991 Plan, the 1992 Plan and the 1994 Plan must be at least equal to the fair market value of the Common Stock on the date of grant. Options granted to a participant who, at the time of the grant, possesses more than 10% of the combined voting power of all classes of stock of the Company must have an exercise price of at least 110% of the fair market value of the Common Stock on the date of grant. Options may have a maximum term of 10 years or 5 years for 10% owners.

The 1990 Plan, 1991 Plan and the 1992 Plan authorized the Compensation Committee to include stock option provisions which permit the acceleration of vesting in the event of a change in control of the Company resulting from certain occurrences.

The Company has issued incentive stock options to certain employees and directors under the 1991, 1992 and 1994 Incentive Stock Option Plans. To date, no incentive stock options have been granted under the 1990 Plan. A summary of the outstanding incentive stock options is as follows:

                                                    INCENTIVE STOCK OPTIONS OUTSTANDING
                                                   ---------------------------------------
                                                    NUMBER OF SHARES      PRICE PER SHARE
                                                   ------------------    -----------------

       Balance at June 30, 1993                          631,217           $1.00 - 4.00

           Granted                                        97,000            2.25 - 4.88
           Exercised                                    (180,281)           1.00 - 4.00
           Canceled                                      (91,000)           1.00 - 3.50
                                                       ---------

       Balance at June 30, 1994                          456,936            1.00 - 4.88

           Granted                                       119,500            3.00 - 3.81
           Exercised                                    (176,136)           1.00 - 4.88
           Canceled                                     (103,800)           1.00 - 3.00
                                                       ---------

       Balance at June 30, 1995                          296,500            3.00 - 4.88

           Granted                                     1,404,000            1.53 - 6.12
           Exercised                                          --                   --
           Canceled                                     (677,500)           2.19 - 6.12
                                                       ---------

       Balance at June 30, 1996                        1,023,000           $1.53 - 6.12
                                                       =========           ============

                         REDDI BRAKE SUPPLY CORPORATION
                                AND SUBSIDIARIES

              Notes to Consolidated Financial Statements, Continued



The 1990, 1991, 1992 and 1994 Plans reserve a total of 2,650,000 shares of the Company's Common Stock for issuance to directors, officers and employees. At June 30, 1996, options for 1,023,000 shares were outstanding, 366,417 shares were exercised, 1,631,550 shares had been canceled and 1,260,583 shares were available for issuance. There are 385,800 incentive stock options that are currently exercisable at prices ranging from $2.03 to $6.12 per share at June 30, 1996.

OPTIONS AND WARRANTS

As of June 30, 1993, the Company had outstanding 750,000 Class C Warrants and 750,000 Class D Warrants, each of which entitles the holder to purchase one share of Common Stock at an exercise price of $2.50 per share and $3.50 per share, respectively. During fiscal 1994, in connection with the Consulting Agreement (see note 6), the Company's former Chairman, Allen J. Sheerin, agreed to surrender all 585,000 of his Class C Warrants and 235,000 of his 535,000 Class D Warrants back to the Company for cancelation. As of June 30, 1994, the Company had outstanding 127,500 Class C Warrants and 477,500 Class D Warrants. Each remaining Class C and D Warrant is exercisable at any time through December 31, 1996, except for 337,500 Class D Warrants exercisable at any time through June 30, 1998.

The Company has issued options and warrants to purchase Common Stock to certain stockholders and directors. A summary of the outstanding options and warrants is as follows;

                                                                  OPTIONS AND WARRANTS OUTSTANDING
                                                               ---------------------------------------
                                                               NUMBER OF SHARES      PRICE PER SHARE
                                                               ------------------    -----------------

       Balance at June 30, 1993                                     2,416,633          $ .95 - 5.00

           Granted                                                    585,667           3.00 - 5.00
           Exercised                                                 (310,667)           .95 - 3.63
           Canceled                                                  (820,000)          2.50 - 3.50
                                                                   ----------

       Balance at June 30, 1994                                     1,871,633            .95 - 6.27

           Granted                                                    275,000           6.13 - 6.27
           Exercised                                                  (26,667)                 3.63
           Canceled                                                   (45,000)                 3.88
                                                                   ----------

       Balance at June 30, 1995                                     2,074,966            .95 - 6.27

           Granted                                                    440,000           1.50 - 7.00
           Exercised                                                       --                  --
           Canceled                                                  (192,466)                 3.63
                                                                   ----------

       Balance at June 30, 1996                                     2,322,500          $ .95 - 7.00
                                                                   ==========          ============

                         REDDI BRAKE SUPPLY CORPORATION
                                AND SUBSIDIARIES

              Notes to Consolidated Financial Statements, Continued


       There are 2,322,500 options and warrants currently exercisable at prices ranging from $.95 to $7.00 per share at June 30, 1996. The Company has reserved 4,293,929 shares of its Common Stock to accommodate the potential exercise of such options and warrants and the potential conversion of the Subordinated Convertible Debt into 1,971,429 shares of Common Stock (see note 8) (subject to customary antidilution adjustments).

       CONVERSION OF PREFERRED SHARES TO COMMON STOCK

       Subsequent to June 30, 1996, holders of the Company's preferred stock converted approximately 565,000 of the 950,000 preferred shares outstanding into approximately 8,242,000 shares of common stock.


 (7)   SHORT-TERM BORROWINGS

       Pursuant to a commercial loan agreement (the Loan Agreement) between the Company and Sumitomo Bank of California (the Bank), the Company had a working capital line of credit (the Sumitomo Line). The maximum credit available under the Sumitomo Line was the lesser of (a) $7.2 million or
       (b) the sum of 80% of eligible accounts receivable and 25% of eligible inventory. Borrowings under the Sumitomo Line bore interest at a rate equal to the Bank's prime lending rate plus 1.00%. In addition, the Bank charged a fee of .375% per month on the unused portion of the line. The Sumitomo Line matured on October 31, 1995.

       In November 1995 (as amended on March 18, 1996), the Company obtained a working capital line of credit with the CIT Group. The maximum credit available under the CIT Line is the lessor of (a) $13 million or (b) the sum of 85% of eligible accounts receivable and 55% of eligible inventory. Borrowings under the CIT Line bear interest at a rate equal to the CIT's prime lending rate (8.25% at June 30, 1996) plus 1.50%. In addition, CIT charges a fee of .5% of the unused portion of the line. Borrowings are collateralized by the Company's accounts receivable, note receivable from Hi-LO, inventory, fixtures and equipment. Under the terms of the CIT line, the Company must comply with certain reporting, operational and financial performance covenants, including a covenant that the Company upgrade and improve its accounting systems by November 1996. The Company does not expect to be in compliance with this covenant at November 1996 and has accordingly classified the entire obligation as a current obligation in the accompanying consolidated financial statements. As of June 30, 1996, the Company was in compliance with all covenants. The line expires in November 1998.


(8)    SUBORDINATED CONVERTIBLE DEBT

       On February 9, 1995, the Company completed a private placement (the Placement) of 9% Adjustable Convertible Subordinated Debentures due 2005 (the Debentures) in the aggregate principal amount of $6.9 million. Interest on the unpaid principal is payable quarterly on April 30, July 31, October 31 and January 31 of each year. The Company may call the Debentures after January 17, 1998. The Debentures are subordinated to all of the obligations due to the Company's Bank and suppliers and are convertible into shares of the Company's Common Stock at a conversion price of $6.27 per share which represents a 20% premium over the ten-day average closing price ($5.225) of the Common Stock ending January 17, 1995 (the Conversion Commence Date). The conversion price is subject to reduction on the first three anniversaries of the Conversion Commencement Date if and to the extent the average trading price of the Common Stock for the respective ten-day periods prior to each of the first three anniversaries of the Conversion Commencement Date is less than 80% of the initial conversion price of $5.225 or, if applicable, the adjusted conversion price then in effect, provided that the conversion price may not be so decreased below $3.50 per share (with a maximum of two such reductions). The conversion price is also subject to customary antidilution adjustments.

       At June 30, 1996, the conversion price was adjusted to $3.50 per share (the Adjusted Conversion Price).

                         REDDI BRAKE SUPPLY CORPORATION
                                AND SUBSIDIARIES

              Notes to Consolidated Financial Statements, Continued


       In addition, the Company issued, as partial compensation to the Placement agent, Allen & Company Incorporated, and certain finders, 150,000 warrants, each entitling the holder to purchase one share of Common Stock at an adjusted conversion price of $3.50 per share (the Warrants). Holders of shares issuable upon conversion of the Debentures or exercise of the Warrants have demand and piggyback rights to have such shares registered, at the Company's expense, under the Securities Act of 1993 (the Act).

       The Company received approximately $6.5 million in net proceeds from the Placement. The offering and sale of the securities in the Placement were not registered under the Act, in reliance upon the exemption from registration provided by Regulation D promulgated under the Act.


(9)    RELATED PARTY TRANSACTIONS

       Effective August 12, 1994, the Company's Chairman, Allen J. Sheerin, resigned his position as Chairman and Director to pursue other interests. In connection with his resignation, commencing July 1, 1994, the Company began paying Mr. Sheerin a total of $750,000 in 36 equal monthly installments of $20,833 through June 1997 (netted against his $10,000 per month installment debt payments to the Company, as described below). The Company recorded a $665,000 charge for the present value of this amount in its 1994 fiscal year. In addition, on April 7, 1994, the Company granted Mr. Sheerin five-year options to purchase 150,000 shares of Common Stock at $4.41 a share and extended Mr. Sheerin's deadline for exercise of his 300,000 Class D Warrants from June 30, 1996 to June 30, 1997. Upon consummation of the acquisition of Express Car Underparts Nevada (see note 1), the exercise price on the five-year options was changed from $4.41 a share to $3.00. Additionally, the deadline for exercise of his 300,000 Class D Warrants was extended from June 30, 1997 to June 30, 1998.

       On November 1, 1994, in conjunction with the sale of the Wesco Division to Hi-LO (see note 3), the Company negotiated the cancelation of a lease obligation with Mr. Sheerin. Mr. Sheerin leased the West Covina, California Wesco store location to the Company under an operating lease which had 15 years remaining on its term. This lease was terminated at the closing of the sale of the Wesco Division, with Hi-LO entering into a new five-year lease with Mr. Sheerin. The cancelation had the effect of relieving the Company of responsibility for approximately $8 million of lease payments over the final 15 years of the lease term. In consideration of the cancelation of the West Covina lease, the Company agreed to issue Mr. Sheerin 150,000 shares of the Company's Common Stock and to grant him registration rights with respect to these and other shares of Common Stock owned by him. The issuance of shares generated a charge of $834,375, based on a fair market price at the time of issuance of $5.5625 per share. This expense was charged to the reserve for discontinued operations which was established by the Company in fiscal 1994.

       Effective April 30, 1996, the Company acquired all of the outstanding shares of Express Undercar Parts Nevada, of which Mr. Sheerin was a 75% owner (see note 1).

       Effective May 31, 1996, the Company acquired all of the outstanding shares of Express Undercar Parts, California, of which Mr. Sheerin was a 100% owner (see note 1).

       The Company continues to lease a warehouse from Mr. Sheerin (see note
       12).

       Mr. Sheerin is a 40% owner of Innovative Systems Corporation (Innovative) which formerly provided computer consulting to Wesco Division's wholesale and retail operations. Total payments to Innovative consists of payments for software licensing fees, computer hardware and software and maintenance and were as follows: none in 1996, $58,000 in 1995 and $280,000 in 1994.

                         REDDI BRAKE SUPPLY CORPORATION
                                AND SUBSIDIARIES

              Notes to Consolidated Financial Statements, Continued


       The amounts due from stockholder at June 30, 1996 consist of advances to Mr. Sheerin, evidenced by a promissory note dated April 7, 1994, which bears interest at 10% per annum and is secured by certain real property. The balance of the note is due in June 1997 and, accordingly, is classified as a current asset in the accompanying consolidated financial statements. The note is in default and the Company has informal arrangements to collect the balance by June 1997.

       As of August 31, 1995, Bruce Douglass, the Company's former President and Chief Operating Officer, owed the Company $418,760 representing an initial advance of $375,000 made on January 28, 1994 to Mr. Douglass plus accrued interest of $43,760. This advance was evidenced by a nonrecourse promissory note with interest at 8% per annum and was secured by a pledge of 71,249 shares of the Company's Common Stock. Effective August 31, 1995, Mr. Douglass resigned his position to pursue other interests. In connection with his resignation, Mr. Douglass' obligation became immediately due and payable. As Mr. Douglass did not repay this obligation, the Company foreclosed on the shares pledged to it and, accordingly, recorded a fiscal 1996 charge of approximately $236,000 as the difference between the amount owed and the market value of the Common Stock as of August 31, 1995 ($2.5625 per share).


(10)   STORE CLOSURES

       The Company implemented a formal plan to close 14 of its stores during fiscal year 1996 and recognized a charge of approximately $721,000. The charge primarily relates to handling and freight costs to return inventory to vendors or to other stores and a provision for the settlement of future lease commitments. At June 30, 1996, the Company had returned the related inventories and settled 8 of the lease arrangements. Management believes its provision at June 30, 1996 to settle the remaining 6 lease arrangements is adequate.

       In July 1996, the Company closed 7 of its underperforming warehouses and recorded a charge of approximately $200,000. The charge will be included in the Company's 1997 results of operations. The Company has distributed the related inventories to its other stores and is currently in negotiations to settle the leases.


(11)   WRITE-OFF OF COMPUTER EQUIPMENT AND CERTAIN INTANGIBLES

       During the fourth quarter of fiscal year 1996, the Company performed an evaluation of its existing computer systems and determined them to be inadequate to support future operations of the Company. A decision was made by Company management to replace its existing computer systems during fiscal year 1997. This decision led the Company to adjust the carrying value of its existing computer systems, resulting in a $565,000 impairment charge.

       During the fourth quarter of fiscal 1996, the Company re-evaluated and recognized a charge for the impairment of goodwill and certain intangible assets, related to the 1993 acquisition of Reddi Brake Supply Company of $388,000 and $285,000, respectively. In determining the impairment, the Company estimated future operating cash flows to be derived over the remaining life of the goodwill and intangible assets which indicated that future undiscounted operating cash flows were insufficient to recover the carrying value of the goodwill and intangible assets. The impairment was recorded based upon the estimated present value of the future cash flows, which in the opinion of management approximated fair value.

                         REDDI BRAKE SUPPLY CORPORATION
                                AND SUBSIDIARIES

              Notes to Consolidated Financial Statements, Continued


(12)   COMMITMENTS AND CONTINGENCIES

       LEASES

       Reddi Brake continues to lease a 15,000-square-foot warehouse in West Covina, California from Mr. Allen J. Sheerin (stockholder). The lease expires February 2008, with two renewal options of five years each. Monthly lease payments are approximately $14,320 plus taxes, insurance and maintenance and annual CPI increases. The Company paid approximately $172,000, $320,000 and $616,000 in 1996, 1995 and 1994, respectively, to
       Mr. Sheerin. Such amounts include the lease of a Wesco store for the first four months of fiscal 1995 and the fiscal year 1994.

       Reddi Brake also leases its Santa Barbara, California Reddi Brake outlet from a general partnership, of which Bruce Douglass, the Company's former President and Chief Operating Officer, is a partner, at a minimum monthly rental of $2,800, pursuant to a written lease expiring May 1, 1998. The Subsidiary also leases its Ventura, California Reddi Brake outlet and administrative offices from a general partnership, of which Mr. Douglass is a partner, at a minimum monthly rental of $7,250, pursuant to a written lease expiring on May 1, 1998. Each of these leases is subject to rent increases based upon the applicable interest rate under the landlord's mortgages for the leased premises. These leases also provide for the tenants' payment of taxes, insurance and maintenance costs. The Company paid approximately $121,000, $135,000 and $116,000 in 1996, 1995 and 1994, respectively, to these two general partnerships.

       The Company leases its other locations from unaffiliated parties. These other leases expire on various dates through July 2003 and certain leases may be extended by the Company for additional terms.

       Future minimum payments on all capital leases and noncancelable operating lease commitments at June 30, 1996 are as follows:

                                                   CAPITAL         OPERATING
                                                    LEASES           LEASES           TOTAL
                                                  ----------       ----------       ----------

       Year ending June 30:
           1997                                   $1,301,719        2,012,311        3,314,030
           1998                                      806,933        1,898,550        2,705,483
           1999                                      198,138        1,002,142        1,200,280
           2000                                      103,111          298,340          401,451
           2001                                       41,401          232,029          273,430
           Thereafter                                   --          1,219,100        1,219,100
                                                  ----------       ----------       ----------

                                                   2,451,302       $6,662,472       $9,113,774
                                                                   ==========       ==========

           Less imputed interest                     385,567
                                                  ----------

                  Present value of minimum
                     capital lease payments        2,065,735

           Less current portion                    1,124,810
                                                  ----------

                                                  $  940,925
                                                  ==========

                         REDDI BRAKE SUPPLY CORPORATION
                                AND SUBSIDIARIES

              Notes to Consolidated Financial Statements, Continued


The Company entered into capital lease obligations for equipment during the years ended 1996, 1995 and 1994 that totaled $540,000, $2,629,000 and
$1,294,000, respectively.

Amortization expense related to equipment under capital leases during the years ended 1996, 1995 and 1994 was approximately $788,000, $608,000 and $237,000, respectively.

Total rent expense under operating leases was approximately $1,922,000, $1,629,000 and $2,226,000 during the years ended 1996, 1995 and 1994, respectively.

LEGAL MATTERS

A class action lawsuit was filed on October 31, 1995 against the Company and certain former officers and/or directors in the United States District Court for the Central District of California. An agreement of settlement has been entered into and is now subject to a finding by the Court that the terms of the settlement are fair. Under this agreement of settlement, the total settlement amounts and attorneys' fees to be paid by the Company would not have a material adverse impact on its results of operations or financial condition. Consummation of the settlement is subject to the finding by the Court, and there can be no assurance that such settlement will be consummated.

In connection with the class action, a separate lawsuit was filed on October 6, 1995 against the Company and certain former officers and/or directors. An agreement of settlement has been entered into and is subject to the settlement of the class action. Under this agreement of settlement, the total settlement amounts and attorneys' fees to be paid by the Company would not have a material adverse impact on its results of operations or financial condition. Consummation of the settlement is subject to the finding by the Court, and there can be no assurance that such settlement will be consummated.

The Company is also involved in routine litigation incidental to the conduct of its business. The Company, after consultation with its counsel, believes that no litigation currently pending will have a material adverse effect on its financial position or results of operations.

EMPLOYEE'S SAVINGS RETIREMENT PLAN

In March 1993, the Company established a tax-qualified 401(k) Savings Retirement Plan (401(k) Plan). All employees who have completed one year of service and at least 1,000 hours of service in that year with the Company are eligible to join the 401(k) Plan on the first day of each calendar quarter. All eligible employees may contribute from 1% to 15% of their annual compensation on a pre-tax basis. The Company does not make matching contributions.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         As previously reported in the Company's Report on form 8-K/A #1, dated February 7, 1996, on January 19, 1996, the Audit Committee of the Board of Directors approved the dismissal of its independent accountants, Ernst & Young LLP, and elected to engage KPMG Peat Marwick, LLP to audit Reddi Brake's June 30, 1996 financial statements. Ernst & Young LLP's reports on the financial statements of Reddi Brake for the fiscal years ended June 30, 1994 and June 30, 1995 did not contain any adverse opinion or disclaimer of opinion, nor were such reports qualified as to uncertainty, audit scope or accounting principles. During the fiscal years ended June 30, 1994 and 1995, and the subsequent interim period to January 19, 1996, there were no disagreements between Reddi Brake and Ernst & Young LLP on any matter of accounting principles or practices, financial statements disclosure or auditing scope or procedure.

                                    PART III

ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The following table sets forth certain information as of October 10, 1996 with respect to the Company's directors and executive officers:


      Name               AGE    POSITION
      ----               ---    --------
      Eric Openshaw      41     Interim Chairman of the Board of Directors
      Richard McGorrian  56     President, Chief Executive Officer and Director
      S. Gerald Birin    39     Executive Vice President, Chief Financial
                                Officer, Secretary and Director

BUSINESS EXPERIENCE DURING THE PAST FIVE YEARS

         ERIC OPENSHAW was appointed to the Board of Directors in July 1995 and was appointed Interim Chairman of the Board in February 1996. Since July 1995, Mr. Openshaw has been a Vice President of Oracle Corporation, providing consulting services to Oracle's clients in the Western United States. From June 1986 to June 1995, Mr. Openshaw was a partner at KPMG Peat Marwick LLP, where he was the head of its management consulting practice for the Pacific Southwest.

         RICHARD MCGORRIAN served as Vice President - Marketing of Reddi Brake from November 1995 until February 1996, when he was elected President, Chief Executive Officer and Chief Operating Officer. Mr. McGorrian was appointed to the Board of Directors in February 1996. From September 1994 until October 1995, Mr. McGorrian served first as the Executive Vice President of Service Operations and then as the Executive Vice President of total company operations and a director of Auto Expo Inc., an automobile parts and service chain. From January 1990 until September 1994, Mr. McGorrian served as a Regional Director for Midas International's muffler and brake shops.

         S. GERALD BIRIN has served as the Chief Financial Officer and Secretary of Reddi Brake since November 1995 and was appointed to the additional office of Executive Vice President in February 1996. Mr. Birin was appointed to the Board of Directors in February 1996. From April 1991 to October 1995, Mr. Birin served as the Chief Financial Officer of Beach Patrol, Inc., a privately-held manufacturer of women's and girls' swimwear and related sportswear.

         Directors are elected annually to serve until the next annual meeting of stockholders and until their successors are elected and qualified. Executive officers are elected by and serve at the discretion of the Board of Directors. No family relationships exist between any of the directors or officers of Reddi Brake.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT

         Section 16(a) of the Securities Exchange Act of 1934 requires Reddi Brake's officers and directors, and persons who own more than ten percent of a registered class of Reddi Brake's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than ten percent stockholders are required by Securities and Exchange Commission regulations to furnish Reddi Brake with copies of all Section 16(a) forms they file. Based solely on review of the copies of such forms furnished to Reddi Brake, or written representations that no Forms 5 were required, Reddi Brake believes that during the period from July 1, 1995 to June 30, 1996 all Section 16(a) filing requirements applicable to its officers, directors and greater than ten-percent beneficial owners were complied with.

ITEM 11:          EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

         The following table summarizes all compensation paid to (a) Richard McGorrian, Reddi Brake's President and Chief Executive Officer, (b) S. Gerald Birin, Reddi Brake's Executive Vice President, Chief Financial Officer and Secretary, (c) William M. Leider, who served as Reddi Brake's Chief Executive Officer from May 1995 until February 1996 and, additionally, as Reddi Brake's President and Chief Operating Officer from September 1995 until February 1996, and (d) Gordon Werner, who served as Reddi Brake's Chairman of the Board since February 1995 and Vice Chairman of the Board from June 1992 until February 1995, for services rendered in all capacities to Reddi Brake and its subsidiary for the fiscal years ended June 30, 1996, 1995 and 1994. No other executive officer of Reddi Brake earned in excess of $100,000 in salary and bonus during fiscal 1996.

                                                                                                                       ALL OTHER
                                                      ANNUAL COMPENSATION              LONG TERM COMPENSATION       COMPENSATION ($)
                                                      -------------------              ----------------------       ----------------

                                                                                   OTHER ANNUAL             AWARDS
NAME AND PRINCIPAL POSITION                YEAR     SALARY($)     BONUS ($)      COMPENSATION ($)         OPTIONS (#)
---------------------------                ----     ---------     ---------      ----------------         -----------
Richard McGorrian                          1996       107,653          -                 -                450,000         85,500(1)
President and Chief Executive
Officer

S. Gerald Birin                            1996        88,382          -                 -                250,000         57,000(1)
Executive Vice President, Chief
Financial Officer and Secretary

William M. Leider                          1996       178,000          -                 -                 75,000         50,000(3)
Former President, Chief Executive          1995        10,000                                              25,000
Officer and Chief Operating
Officer(2)

Gordon Werner                              1996       112,600          -               29,500(4)               _            3,684(3)
Former Chairman of the Board               1995        93,000          -               39,256(5)            25,000            -
                                           1994        48,000          -                  -                   -               -

--------------------------

(1) Consists of a percentage of the net cash proceeds to the Company from the issuance of Class B Preferred Stock in April 1996, payable to Messrs. McGorrian and Birin pursuant to the terms of their respective employment agreements. See "Employment Agreements," below.

(2) Mr. Leider was appointed Chief Executive Officer of Reddi Brake in May 1995 and was additionally appointed President and Chief Operating Officer in September 1995. Mr. Leider's employment with Reddi Brake was terminated in February 1996. Does not include approximately $26,000 and $11,687 paid to Leider, Murphy & Associates, a consulting firm of which Mr. Leider is a principal, during fiscal 1995 and fiscal 1996, respectively, for consulting services rendered to the Company. For a description of the consulting fees paid to Leider, Murphy & Associates, see "Item 13. Certain Relationships and Related Transactions," below.

(3)      Consists of severance payments made to Messrs. Leider and Werner.

(4) Consists of consulting fees and lodging, travel and entertainment expenses paid by the Company on behalf of Mr. Werner.

(5) Consists of lodging, travel and entertainment expenses paid by the Company on behalf of Mr. Werner.

OPTION GRANTS IN LAST FISCAL YEAR

         The following table sets forth certain information at June 30, 1996 and for the fiscal year then ended with respect to stock options granted to the individuals named in the Summary Compensation Table.

                                                                                                        POTENTIAL REALIZABLE VALUE
                           NUMBER OF        PERCENTAGE OF                                                 AT ASSUMED ANNUAL RATES
                           SECURITIES       TOTAL OPTIONS                                                     OF STOCK PRICE
                           UNDERLYING        GRANTED TO     PER SHARE    MARKET PRICE ON                     APPRECIATION FOR
                            OPTIONS         EMPLOYEES IN    EXERCISE        DATE OF        EXPIRATION        OPTION TERM (1)
NAME                        GRANTED          FISCAL YEAR      PRICE          GRANT            DATE            5%        10%
----                       ---------        -------------    -------        -------          ------           --       ---
Richard McGorrian          150,000(2)          18.99%         $2.19          $2.19          11/01/05          $0        $0
                           450,000(3)          56.96%         $1.50          $1.50          02/29/06     $33,750   $67,500


S. Gerald Birin            150,000(2)          18.99%         $2.38          $2.38          11/09/05          $0        $0
                           250,000(3)          31.65%         $1.65          $1.50          02/29/06          $0        $0

William M. Leider            25,000             3.17%         $3.00          $2.44          02/07/01          $0        $0

                             25,000             3.17%         $5.00          $2.44          02/07/01          $0        $0

                             25,000             3.17%         $7.00          $2.44          02/07/01          $0        $0

---------------------------------

(1) The potential realizable values shown under these columns represent the future value of the options (net of exercise price) assuming the market price of the Common Stock were to appreciate by 0%, 5% and 10%, respectively, during each year of the options' ten-year term. The rates of appreciation are prescribed by regulations of the Securities and Exchange Commission and are not intended to forecast possible future appreciation of Reddi Brake Common Stock.

(2) These options were cancelled on February 9, 1996 and replaced by the options referred to in footnote (3).

(3) These options were granted on February 9, 1996 to replace the options referred to in footnote (2). See "Ten-Year Option Repricings" table, below.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR END VALUE

         The following table sets forth information with respect to the named executive officers with respect to the unexercised stock options held by them as of the end of fiscal 1996. No stock options were exercised by any of the named executive officers during fiscal 1996.



                          NUMBER OF SECURITIES
                         UNDERLYING UNEXERCISED          VALUE OF UNEXERCISED IN-THE-
                            OPTIONS HELD AT                     MONEY OPTIONS
                            JUNE 30, 1996(#)                 AT JUNE 30, 1996($)
                           ------------------               --------------------
                              EXERCISABLE/                       EXERCISABLE/
NAME                         UNEXERCISABLE                     UNEXERCISABLE(1)
----                         -------------                     ----------------
Richard McGorrian           150,000/300,000                    $56,250/$112,500

S. Gerald Birin              83,333/166,667                    $18,750/$37,500

William M. Leider            75,000/0                         $0      /      $0



------------------

(1) Based on the difference between the closing price on the Nasdaq National Market of Reddi Brake Common Stock on that date ($1.875) and the exercise price.

                           TEN-YEAR OPTION REPRICINGS

                                                                                                                      LENGTH OF
                                           SECURITIES       MARKET PRICE                                           ORIGINAL OPTION
                                           UNDERLYING        OF STOCK AT     EXERCISE PRICE                        TERM REMAINING
                                       NUMBER OF OPTIONS       TIME OF         AT TIME OF       NEW EXERCISE         AT DATE OF
NAME                     DATE             REPRICED (#)        REPRICING        REPRICING            PRICE             REPRICING
----                    ------           --------------      -----------      -----------          -------         ------------
Richard McGorrian      02/29/96           450,000 (1)           $1.50            $2.19              $1.50            117 months

S. Gerald Birin        02/29/96           250,000 (1)           $1.50            $2.38              $1.65            117 months

---------------------------------

(1) These options replaced 150,000 options previously granted to each of Messrs. McGorrian and Birin.

         The Compensation Committee of the Board of Directors (the "Committee"), which is charged with responsibility for administering the Company's incentive stock option plans, granted Mr. McGorrian, effective November 1, 1995, an option to purchase 150,000 shares of the Company's Common Stock at an exercise price of $2.19 per share (the "Original McGorrian Option"). In February 1996, the Committee determined that, in light of Mr. McGorrian's increased duties and responsibilities as President and Chief Executive Officer of the Company, it would be in the Company's best interests to (a) accept Mr. McGorrian's surrender of the Original McGorrian Option to the Company for cancellation and (b) grant Mr. McGorrian a new option to purchase 450,000 shares of the Company's Common Stock at an exercise price of $1.50 per share. Effective November 9, 1995, the Committee granted Mr. Birin an option to purchase 150,000 shares of the Company's Common Stock at an exercise price of $2.38 per share (the "Original Birin Option"). In February 1996, the Committee determined that, in light of Mr. Birin's increased duties and responsibilities as Executive Vice President and Chief Financial Officer of the Company, it would be in the Company's best interests to (a) accept Mr. Birin's surrender of the Original Birin Option to the Company for cancellation and (b) grant Mr. Birin a new option to purchase 250,000 shares of the Company's Common Stock at an exercise price of $1.65 per share.

         ERIC OPENSHAW

COMPENSATION OF DIRECTORS

         On September 25, 1994, the Board of Directors adopted the Reddi Brake Supply Corporation 1994 Directors' Stock Option Plan (the "Directors' Plan"), which was approved at Reddi Brake's 1994 Annual Meeting of Stockholders. Under the Directors' Plan, each non-employee director is granted an initial stock option to purchase 25,000 shares of Common Stock and thereafter will receive annual grants of stock options (on each successive anniversary of the date on which he or she was granted an initial stock option) to purchase 10,000 shares of Common Stock, so long as he or she continues to serve as a non-employee director. All stock options will have an exercise price equal to the fair market value of the Common Stock on the date of grant.

         Pursuant to the provisions of the Directors' Plan, on September 25, 1994, the non-employee directors then serving (Gordon Werner, Stanley Timmins, Jay Matulich, Federico Pignatelli and William Leider) each were granted a stock option to purchase 25,000 shares of Common Stock at an exercise price of $6.125 per share, the fair market value of the Common Stock on the date of grant, and in September 1995, Messrs. Werner, Timmins and Pignatelli each received an additional option to purchase 10,000 shares of Common Stock at an exercise price of $2.875 per share, the fair market value of the Common Stock on the date of grant. Upon his election to the Board in July 1995, Mr. Openshaw received an option to purchase 25,000 shares of Common Stock under the Directors' Plan at an exercise price of $3.1875 per share, the fair market value of the Common Stock on the date of grant, and in July 1996, Mr. Openshaw received an additional option to purchase 10,000 shares of Common Stock at an exercise price of $1.125 per share, the fair market value of the Common Stock on the date of grant. Upon his election to the Board in September 1996, Martin E. Janis, a former director, received an option to purchase 25,000 shares of Common Stock under the Directors' Plan at an exercise price of $.59 per share, the fair market value of the Common Stock on the date of grant.

         In accordance with the terms of the Directors' Plan, the unexercised portion of the stock options granted to each of Messrs. Matulich, Pignatelli and Leider expired 90 days following their respective resignations from the Board, the unexercised portion of the stock options granted to Mr. Werner expired 90 days following the expiration of his term as a director, any unexercised portion of Mr. Timmins' options will expire on December 4, 1996, and any unexercised portion of Mr. Janis' option will expire on January 7, 1997.

         All directors are reimbursed for their travel expenses incurred in attending Board or Committee meetings. Reddi Brake currently does not pay any cash compensation to non-employee directors in consideration of their regular services as members of the Board of Directors. During the fiscal year ended June 30, 1996, prior to becoming an employee of the Company, Mr. Werner received compensation in the amount of $8,000 for his part-time consulting services to the Company in his capacity as Chairman of the Board.

EMPLOYMENT AGREEMENTS

         Mr. Leider served as Reddi Brake's Chief Executive Officer from May 1995 until February 1996 and, additionally, as Reddi Brake's President and Chief Operating Officer from September 1995 until February 1996. Effective February 7, 1996, Mr. Leider resigned from his positions as Chief Executive Officer, President and Chief Operating Officer pursuant to the terms and conditions of the Separation Agreement between Mr. Leider and Reddi Brake, dated February 7, 1996 (the "Separation Agreement"). Under the Separation Agreement, for six months following his resignation, Mr. Leider received severance pay at a monthly rate of $10,000. In addition, Mr. Leider was granted one five-year warrant to purchase 25,000 shares of the Company's Common Stock at an exercise price of $3.00 per share, one five-year warrant to purchase 25,000 shares of the Company's Common Stock at an exercise price of $5.00 per share and one five-year warrant to purchase 25,000 shares of the Company's Common Stock at an exercise price of $7.00 per share.

         Mr. McGorrian serves as President and Chief Executive Officer pursuant to the terms of a written employment agreement which provides for an employment term of three years running from February 1996 through February 1999, subject to a one year extension at the option of either Mr. McGorrian or the Company, and an annual base salary of $175,000, together with a bonus of between $50,000 and $200,000 if certain income targets are met. Mr. McGorrian's employment agreement also provides for the payment to Mr. McGorrian of additional compensation, if there is a change in ownership or control of Reddi Brake during his employment term, equal to sixty percent of a portion of the net consideration received by the Company and/or its stockholders. If the net consideration received by the Company and/or its stockholders in connection with a change in ownership or control of Reddi Brake is less than $60 million, however, Mr. McGorrian will not receive any additional amount under the terms of his employment agreement.

         Mr. Birin has served as Executive Vice President, Chief Financial Officer and Secretary pursuant to the terms of a written employment agreement which provided for an annual base salary of $150,000, together with a bonus of between $25,000 and $100,000 if certain income targets are met.


ITEM 12:          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth, as of October 10, 1996, certain information with respect to (i) each person who is known by Reddi Brake to be the beneficial owner of more than five percent (5%) of the outstanding Common Stock, (ii) each director of Reddi Brake, (iii) each executive officer of Reddi Brake expected to be named in the summary compensation table in Reddi Brake's next annual proxy statement and (iv) all directors and executive officers as a group.



                                                               BENEFICIAL OWNERSHIP
                                                                OF COMMON STOCK(1)
                                                      ------------------------------------
NAME AND ADDRESS                                      SHARES OWNED        PERCENT OF CLASS
----------------                                      ------------        ----------------
Allen J. Sheerin(2)................................     2,567,757               9.59%
2657 Windmill Parkway
Henderson, NV  89014

Eric Openshaw(3)...................................        35,000                 *
748 South Walnut Avenue
San Dimas, CA  91773

Richard McGorrian(4)...............................       150,000                 *
1376 Walter Street
Ventura, CA  93003

S. Gerald Birin(4).................................        83,333                 *
1376 Walter Street
Ventura, CA  93003

William M. Leider(5)...............................        75,000                 *
4676 Admiralty Way, Suite 300
Marina del Rey, CA  90292

All directors and executive officers as a group (3
persons)(3)(4).....................................       268,333               1.01%

---------------------------------
*        Less than 1%.

(1) Based on an aggregate of 26,236,830 shares of Common Stock outstanding and, with respect to particular persons, shares underlying options or warrants exercisable now or within the next 60 days. Except as otherwise indicated in this and the following footnotes, (a) no effect has been given to shares issuable upon exercise of outstanding warrants or options or upon the conversion of outstanding convertible securities, and (b) each of the persons listed in the above table has sole voting and investment power with respect to his shares indicated therein.

(2) Includes (a) 50,000 shares held by the AJS Charitable Trust, (b) 362,500 shares of Common Stock issuable upon exercise of 50,000 Class C Common Stock Purchase Warrants and

         312,500 Class D Common Stock Purchase Warrants at an exercise price of $2.50 per share, (c) 150,000 shares of Common Stock issuable upon exercise of a five-year stock option, at an exercise price of $3.00 per share, granted in connection with Mr. Sheerin's resignation as Chief Executive Officer and President and (d) 20,000 shares of Common Stock issuable upon exercise of a ten-year stock option, at an exercise price of $3.00 per share. Further, this includes 197,895 shares held by Irene Sheerin, Successor Trustee of the Kanamaru Family Trust, Trust B, as to which shares Mr. Sheerin disclaims beneficial ownership.

(3) Includes up to 35,000 shares of Common Stock issuable upon exercise of the stock options granted to Mr. Openshaw under the Reddi Brake Supply Corporation 1994 Directors' Stock Option Plan.

(4) Includes up to 150,000 shares issuable to Mr. McGorrian, at an exercise price of $1.50 per share, upon the exercise of presently exercisable stock options under the 1991 Incentive Stock Option Plan, and up to 83,333 shares issuable to Mr. Birin, at an exercise price of $1.65 per share, upon the exercise of presently exercisable stock options under the 1992 Incentive Stock Option Plan.

(5) Includes up to 25,000 shares issuable at an exercise price of $3.00 per share, up to 25,000 shares issuable at an exercise price of $5.00 per share, and up to 25,000 shares issuable at an exercise price of $7.00 per share upon the exercise of presently exercisable options granted to Mr. Leider in connection with his resignation as Chief Executive Officer and President in February 1996.


ITEM 13:          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The Company leases from Mr. Sheerin, the former Chairman of the Board, Chief Executive Officer and President of Reddi Brake, the approximately 15,000 square foot building which formerly housed the additional inventory and office space of the West Covina Wesco store, at a present monthly rental of approximately $14,500, under a written lease expiring April 30, 2008, subject to two renewal options of five years each. This lease is subject to annual rent increases based on the applicable CPI during its initial term, and is further subject to increase to the then prevailing market rental rate upon exercise of each renewal option. This lease also provides for the tenant's payment of taxes, insurance and maintenance costs.

         On May 28, 1996, Reddi Brake purchased from Mr. Sheerin seventy-five percent (75%) and from Bryan Morford, Reddi Brake's General Manager- Western Region, twenty-five percent (25%) of all of the outstanding shares (collectively, the "Express Nevada Shares") of common stock of Express Undercar Parts Warehouse, Inc., Nevada ("Express Nevada"), which owned and operated three automotive warehouse locations in Nevada, for a purchase price of $1.279 million, payable in 695,109 shares of Reddi Brake Common Stock. Messrs. Sheerin and Morford were granted registration rights with respect to all shares of Reddi Brake Common Stock which they received as consideration for their Express Nevada Shares. In connection with Reddi Brake's acquisition of Express Nevada, Reddi Brake agreed to reduce the exercise price of Class D Warrants held by Mr. Sheerin and two of his transferees from $3.50 per share to $2.50 per share and extend the expiration date of such Class D Warrants from June 30, 1997 to June 30, 1998. In addition, Reddi Brake agreed to reduce the exercise price of a five-year stock option to purchase 150,000 shares of Reddi Brake Common Stock granted to Mr. Sheerin in connection with his resignation as Reddi Brake's Chief Executive Officer and President from $4.41 per share to $3.00 per share and the exercise price of a ten-year stock option to purchase 20,000 shares of Reddi Brake Common Stock held by Mr. Sheerin from $5.00 per share to $3.00 per share.

         On June 28, 1996, Reddi Brake purchased from Mr. Sheerin all of the outstanding shares (collectively, the "Express California Shares") of common stock of Express Undercar Parts Warehouse of California, Inc. ("Express California"), which owned and operated four automotive warehouse locations in Orange County, California, for a purchase price of $1,095,000, payable in 594,761 shares of Reddi Brake Common Stock. Mr. Sheerin was granted registration rights with respect to all shares of Reddi Brake Common Stock which he received as consideration for his Express California Shares.

         From time to time before October 1991, Reddi Brake advanced various cash amounts to Mr. Sheerin on an open book account, the aggregate outstanding amount of which, including accrued but unpaid interest at the rate of 10% per annum, as of April 7, 1994, is evidenced by an Amended and Restated Promissory Note (the "Amended Note"), dated April 7, 1994, in the principal amount of $574,637. The Amended Note bears interest at the rate of 10% per annum, and requires Mr. Sheerin to make payments of principal and interest at the rate of $10,000 per month, with all remaining principal and accrued interest due and payable on June 30, 1996. Effective February 7, 1994, Mr. Sheerin resigned from his position as Chief Executive Officer and President of Reddi Brake pursuant to the terms of a Settlement Agreement between Reddi Brake and Mr. Sheerin (the "Settlement Agreement"). Under the Settlement Agreement, Reddi Brake agreed to pay Mr. Sheerin a total of $750,000 in thirty-six equal installments of $20,833 each, commencing July 1, 1994.

         As of April 30, 1996, Reddi Brake owed Mr. Sheerin $277,811.72 under the Settlement Agreement, and Mr. Sheerin owed Reddi Brake an outstanding balance of $459,609.96 on the Amended Note. On June 28, 1996, Reddi Brake agreed to (a) cancel Mr. Sheerin's obligations to return to Reddi Brake a good faith deposit of $50,000 made in connection with Reddi Brake's acquisition of Express California and reduce the outstanding balance of principal and accrued but unpaid interest on the Amended Note by the net amount of $227,811.72, to a remaining balance of $231,798.24, in consideration of Mr. Sheerin's cancellation of the full amount of indebtedness remaining under the Settlement Agreement and
(b) extend the due date of the Amended Note from June 30, 1996 to July 13, 1996. As of September 30, 1996, Mr. Sheerin was in default under the Amended Note, which had an outstanding balance of $248,798. The Company has an informal arrangement to collect such balance by June 30, 1997.

         Effective February 7, 1996, William M. Leider resigned from his positions as Reddi Brake's Chief Executive Officer, President and Chief Operating Officer. In connection with his resignation, Reddi Brake agreed to pay Mr. Leider a total of $60,000 in six equal monthly installments of $10,000 each, commencing February 1996. In addition, Mr. Leider was granted one five-year warrant to purchase 25,000 shares of the Company's Common Stock at an exercise price of $3.00 per share, one five-year warrant to purchase 25,000 shares of the Company's Common Stock at an exercise price of $5.00 per share and one five-year warrant to purchase 25,000 shares of the Company's Common Stock at an exercise price of $7.00 per share.

         During fiscal 1996, Reddi Brake paid to Leider, Murphy & Associates, a consulting firm of which Mr. Leider is a principal, approximately $11,687 for consulting services.

                                     PART IV

ITEM 14: EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         (a)1.    Financial Statements:

         The following consolidated financial statements of Reddi Brake Supply Corporation and its wholly-owned subsidiary are included in Part II, Item 8 of this report.
                                                                         Page
         Reports of Independent Auditors................................. 17
         Consolidated Balance Sheets as of June 30, 1996 and 1995........ 19
         Consolidated Statements of Operations for the three years
         ended June 30, 1996............................................. 20
         Consolidated Statements of Stockholders' Equity for the three years ended June 30, 1996..................................... 21
         Consolidated Statements of Cash Flows for the three years
           ended June 30, 1996........................................... 22
         Notes to Consolidated Financial Statements...................... 24

         (a)2.    Financial Statement Schedule:

                  Schedule II -     Valuation and Qualifying Accounts

         Schedules other than those listed above are omitted for the reason that they are not required or are not applicable, or the required information is shown in the financial statements or notes thereto.

         (b) Reports on Form 8-K:

             None.

         (c) Exhibits:

             The following exhibits are filed as part of this Report:

          2.1 Agreement and Plan of Reorganization, dated as of September 16, 1991.(1)

          2.2     Plan of Disposition of the Wesco Division.(12)

          3.1     Articles of Incorporation.(2)

          3.2     Bylaws.(2)

          3.3 October 4, 1991 Amendments to the registrant's Articles of Incorporation.(1)

          4.1 Form of certificate representing shares of the registrant's Common Stock.(1)

          4.2 Form of certificate representing the registrant's Class C Warrants.(1)

          4.3 Form of certificate representing the registrant's Class D Warrants.(1)

          4.4 Form of Warrant Agreement, dated October 1991, between the registrant and the original warrantholders, relating to the Class C Warrants.(1)

          4.5 Form of Warrant Agreement, dated October 1991, between the registrant and the original warrantholders, relating to the Class D Warrants.(1)

          4.6     Form of Registration Rights Agreement, dated October 1991.(1)

          4.7     Warrant to Purchase Common Stock, dated June 25, 1992.(6)

          4.8     Form of Warrant to Purchase Common Stock, dated July 24,
                  1992.(6)

          4.9     Warrants to Purchase Common Stock, dated April 27, 1993.(7)

          4.10 Form of Note Purchase Agreement, dated January 17, 1995, among the registrant, Allen & Company Incorporated and certain purchasers of the registrant's 9% Adjustable Convertible Subordinated Debentures due 2005.(15)

          4.11 Form of Warrant Certificates, dated January 3, 1995 and February 9, 1995.(15)

          4.12 Certificate of Designation of Class A Preferred Stock dated March 18, 1996.(18)

          4.13 Certificate of Amendment of Certificate of Designation of Class A Preferred Stock dated March 28, 1996.(18)

          4.14 Certificate of Designation of Class B Preferred Stock dated March 18, 1996.(18)

          4.15 Certificate of Amendment of Certificate of Designation of Class B Preferred Stock dated March 28, 1996.(18)

          4.16 Certificate of Amendment of Certificate of Designation of Class B Preferred Stock dated April 22, 1996.(18)

          4.17 Certificate of Amendment of Certificate of Designation of Class B Preferred Stock dated May 7, 1996.(18)

          10.1    Incentive Stock Option Plan, dated August 14, 1990.(3)*

          10.2 Incentive Stock Option Plan, dated September 16, 1991, together with the first amendment thereto.(3)*

          10.3    Incentive Stock Option Plan, dated January 21, 1992.(4)*

          10.4 Form of Stock Option Agreement, dated October 18, 1991, between the registrant and each of its non-employee directors.(4)*

          10.5 Lease, dated March 1, 1988, between Allen J. Sheerin and the Subsidiary.(4)

          10.6    Equipment Lease Agreement, dated April 10, 1989, between Allen
                  J. Sheerin and the Subsidiary.(4)

          10.7 Sublease Agreement, dated May 14, 1991, between General Automotive, Inc. and the Subsidiary.(4)

          10.8 Standard Industrial Lease, dated December 17, 1986, between Leonard H. Hammonds & Katherine M. Hammonds and the Subsidiary.(4)

          10.9 Sublease Agreement, dated September 26, 1991, between the Subsidiary and PACCAR Automotive, Inc.(4)

          10.10 Lease Agreement, dated February 1992, between the registrant and Sterik Company.(5)

          10.11 Sublease Agreement, dated May 28, 1992, between the registrant and Pay Less Drug Stores Northwest, Inc., a Maryland corporation.(6)

          10.12 Shopping Center Lease, dated May 29, 1992, between the registrant and College Square Joint Venture, a California joint venture.(6)

          10.13 Commercial Loan Agreement, dated December 1, 1992, between the registrant and Sumitomo Bank of California ("Sumitomo").(9)

          10.14   Plan and Agreement of Merger, dated April 23, 1993.(10)

          10.15 Form of Lease Agreement, dated May 1, 1993, between the Subsidiary and 1376 Walter Street Partners.(7)

          10.16 Form of Lease Agreement, dated May 1, 1993, between the Subsidiary and Douglass-Curwood #2 Partnership.(7)

          10.17 Form of Amendment to Commercial Loan Agreement, dated June 15, 1993, between the registrant and Sumitomo.(7)

          10.18 Form of Amendment to Commercial Loan Agreement, dated August 6, 1993, between the registrant and Sumitomo.(11)

          10.19 Settlement Agreement, dated April 7, 1994, between the registrant and Allen J. Sheerin.(12)*

          10.20 Consulting Agreement, effective as of February 7, 1994, between the registrant and Allen J. Sheerin.(12)*

          10.21 Stock Option Agreement, dated April 7, 1994, between the registrant and Allen J. Sheerin.(12)*

          10.22 Form of Stock Conversion Agreement, dated September 19, 1994, between the registrant and each holder of EBIT Rights.(12)

          10.23 Promissory Note, dated September 23, 1994, issued by the registrant in favor of California State Bank.(12)

          10.24 Amendment Agreements Numbers 1 and 2 to First Amended and Restated Commercial Loan Agreement, dated May 9, 1994 and August 15, 1994, respectively, between the registrant and Sumitomo.(12)

          10.25 Motor Vehicle Lease Agreement, dated July 17, 1994, between the registrant and Donlen Corporation.(12)

          10.26 GE Capital Fleet Services Master Fleet Agreement, dated April 27, 1995, between the registrant and GE Capital Fleet Services.(13)

          10.27 Motor Vehicle Fleet Open End Operating Lease Agreement between the registrant and PHH Vehicle Management Services Corporation.(13)

          10.28 Asset Purchase Agreement, dated October 31, 1994, between the registrant and Hi/LO Automotive, Inc. ("Hi/LO").(14)

          10.29 Promissory Note, dated November 1, 1994, between the registrant and Hi/LO.(15)

          10.30 Convertible Promissory Note, dated November 1, 1994, between the registrant and Hi/LO.(15)

          10.31 Amendment Agreements Numbers 4 and 5 to First Amended and Restated Commercial Loan Agreement, dated as of November 30, 1994 and January 27, 1995, respectively, between the registrant and Sumitomo.(15)

          10.32 Registration Rights Agreement, dated October 31, 1994, between the registrant and Allen J. Sheerin.(14)

          10.33 Amendment Agreement Number 6 to First Amended and Restated Commercial Loan Agreement, dated as of May 30, 1995, between the registrant and Sumitomo.(16)

          10.34 Loan and Security Agreement between the CIT Group/Credit Finance, Inc. and the registrant, dated November 27, 1995.(17)

          10.35 Engagement letter dated March 22, 1996 with Baytree Associates, Inc.(18)

          10.36 Engagement letter dated May 7, 1996 with Baytree Associates, Inc.(18)

          10.37 Amendment dated March 18, 1996 of Loan and Security Agreement between the Company and The CIT Group/Credit Finance, Inc.(18)

          10.38 Separation Agreement, dated February 7, 1996, between the registrant and William M. Leider.*

          10.39 Form of Stock Option Agreement, dated February 7, 1996, between the registrant and William M. Leider.*

          10.40 Employment Agreement, dated February 15, 1996, between the registrant and Richard McGorrian.*

          10.41 Employment Agreement, dated February 15, 1996, between the registrant and S. Gerald Birin.*

          10.42 Stock Purchase Agreement, dated May 28, 1996, by and among the registrant, Allen J. Sheerin and Bryan Morford.

          10.43 Registration Rights Agreement, dated May 28, 1996, by and among the registrant, Allen J. Sheerin and Bryan Morford.

          10.44 Escrow Agreement, dated June 3, 1996, by and among the registrant, Allen J. Sheerin, Bryan Morford and Corporate Stock Transfer, Inc.

          10.45 Stock Purchase Agreement, dated June 28, 1996, by and between the registrant and Allen J. Sheerin.

          10.46 Registration Rights Agreement, dated June 28, 1996, by and between the registrant and Allen J. Sheerin.

          10.47 First Amendment to Escrow Agreement, dated June 28, 1996, by and among the registrant, Allen J. Sheerin and Corporate Stock Transfer, Inc.

          10.48 Agreement, dated June 28, 1996, between the registrant and Allen J. Sheerin.

          10.49 Addendum to Amended and Restated Promissory Note dated April 7, 1994 by and between Allen J. Sheerin, as maker, and the registrant, as holder, dated June 28, 1996.

          10.50 Form of Warrant Agreement between the registrant and Baytree Associates, Inc.

          10.51 Letter Agreement effective as of July 1, 1996, between the registrant and Martin E. Janis & Company.

          10.52 Stock Option Agreement, dated July 1, 1996, between the registrant and Martin E. Janis & Company.

          10.53 Master Lease Agreement, dated September 13, 1996, between the registrant and Data General Corporation.

          22.1    List of the registrant's subsidiaries.(4)

          23.1    Consent of KPMG Peat Marwick LLP

          23.2    Consent of Ernst & Young LLP.

----------------------

(1) Previously filed in the Exhibits to the registrant's Current Report on Form 8-K dated October 22, 1991.

(2) Previously filed in the Exhibits to the registrant's Registration Statement on Form S-18 (File No. 33-36686-D).

(3) Previously filed in the Exhibits to the registrant's Registration Statement on Form S-8 (File No. 33-44544).

(4) Previously filed in the Exhibits to the registrant's Transition Report on Form 10-K for the transition period from January 1, 1991 to June 30, 1991.

(5) Previously filed in the Exhibits to the registrant's Registration Statement on Form S-1 (File No. 33-45987).

(6) Previously filed in the Exhibits to Post-Effective Amendment No. 1 to the registrant's Registration Statement on Form S-1 (File No. 33-45987).

(8) Previously filed in the Exhibits to Post-Effective Amendment No. 1 to the registrant's Registration Statement on Form S-1 (File No. 33-50634).

(9) Previously filed in the Exhibits to Post-Effective Amendment No. 3 to the registrant's Registration Statement on Form S-1 (File No. 33-45987).

(10) Previously filed in the Exhibits to the registrant's Current Report on Form 8-K, dated as of April 27, 1993.

(11) Previously filed in the Exhibits to the registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1993.

(12) Previously filed in the Exhibits to the registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1994.

(13) Previously filed in the Exhibits to the registrant's Quarterly Report of Form 10-Q for the quarterly period ended March 31, 1995.

(14) Previously filed in the Exhibits to the registrant's Current Report on Form 8-K, dated November 1, 1994.

(15) Previously filed in the Exhibits to the registrant's Quarterly Report on Form 10-Q for the quarterly period ended December 31, 1994.

(16) Previously filed in the Exhibits to the registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1995.

(17) Previously filed in the Exhibits to the registrant's Quarterly Report on Form 10-Q for the quarterly period ended December 31, 1995.

(18) Previously filed in the Exhibits to the registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1996.

*        Management contract, compensatory plan or arrangement.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          REDDI BRAKE SUPPLY CORPORATION


Date:  October 14, 1996                   By:  /s/ Richard McGorrian
                                               ---------------------------------
                                          Richard McGorrian, President and Chief
                                          Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date:  October 14, 1996                   /s/ Richard McGorrian
                                          --------------------------------------
                                          Richard McGorrian, President, Chief
                                          Executive Officer and Director


Date:  October 14, 1996                   /s/ S. Gerald Birin
                                          --------------------------------------
                                          S. Gerald Birin, Executive Vice
                                          President, Chief Financial Officer,
                                          Secretary and Director


Date:  October 14, 1996                   /s/ Richard Wolff
                                          --------------------------------------
                                          Richard Wolff, Principal Accounting
                                          Officer


Date:  October 14, 1996                   /s/ Eric Openshaw
                                          --------------------------------------
                                          Eric Openshaw, Chairman of the Board

                                    Schedule

                         REDDI BRAKE SUPPLY CORPORATION
                                AND SUBSIDIARIES

                 Schedule II - Valuation and Qualifying Accounts

                    Years ended June 30, 1996, 1995 and 1994


               (a)                             (b)              (c)              (d)             (e)
-------------------------------------     -------------      ----------      -----------      ----------
                                            BALANCE AT       CHARGED TO                       BALANCE AT
                                           BEGINNING OF       COSTS AND      DEDUCTIONS/        END OF
           DESCRIPTION                        PERIOD           EXPENSE       WRITE-OFFS         PERIOD
-------------------------------------     -------------      ----------      -----------      ----------

Year ended June 30, 1996 - allowance
    for uncollectible accounts                $275,000          304,941        (19,941)          560,000
                                              ========         ========       ========          ========

Year ended June 30, 1995 - allowance
    for uncollectible accounts                $410,000          255,399       (390,399)(1)       275,000
                                              ========         ========       ========          ========

Year ended June 30, 1994 - allowance
    for uncollectible accounts                $140,000          536,494       (266,494)          410,000
                                              ========         ========       ========          ========


(1) Includes a $260,000 write-off of uncollectible accounts receivable related to the discontinued Wesco Auto Parts Division.

See accompanying independent auditors' report.

                                  EXHIBIT INDEX

                                                                                    Sequentially
Exhibit                                                                               Numbered
Number                              Description                                         Page
-------                             -----------                                     ------------

2.1        Agreement and Plan of Reorganization, dated as of September 16,
           1991.(1)                                                                       *

2.2        Plan of Disposition of the Wesco Division(12)                                  *

3.1        Articles of Incorporation.(2)                                                  *

3.2        Bylaws.(2)                                                                     *

3.3        October 4, 1991 Amendments to the registrant's Articles of
           Incorporation.(1)                                                              *

4.1        Form of certificate representing shares of the registrant's Common
           Stock.(1)                                                                      *

4.2        Form of certificate representing the registrant's Class C
           Warrants.(1)                                                                   *

4.3        Form of certificate representing the registrant's Class D
           Warrants.(1)                                                                   *

4.4        Form of Warrant Agreement, dated October 1991, between the registrant
           and the original warrantholders, relating to the Class C Warrants.(1)          *


4.5        Form of Warrant Agreement, dated October 1991, between the registrant
           and the original warrantholders, relating to the Class D Warrants.(1)          *


4.6        Form of Registration Rights Agreement, dated October 1991.(1)                  *

4.7        Warrant to Purchase Common Stock, dated June 25, 1992.(6)                      *

4.8        Form of Warrant to Purchase Common Stock, dated July 24, 1992.(6)              *

4.9        Warrants to Purchase Common Stock, dated April 27, 1993.(7)                    *

4.10       Form of Note Purchase Agreement, dated January 17, 1995,
           among the registrant, Allen & Company Incorporated and
           certain purchasers of the registrant's 9%
           Adjustable Convertible Subordinated Debentures due 2005.(15)                   *

4.11       Form of Warrant Certificates, dated January 3, 1995 and February 9,            *
           1995.(15)

4.12       Certificate of Designation of Class A Preferred Stock dated March 18,
           1996.(18)                                                                      *

4.13       Certificate of Amendment of Certificate of Designation of Class A
           Preferred Stock dated March 28, 1996.(18)                                      *

4.14       Certificate of Designation of Class B Preferred Stock dated March 18,
           1996.(18)                                                                      *

4.15       Certificate of Amendment of Certificate of Designation of Class B
           Preferred Stock dated March 28, 1996.(18)                                      *

4.16       Certificate of Amendment of Certificate of Designation of Class B
           Preferred Stock dated April 22, 1996.(18)                                      *

                                                                                    Sequentially
Exhibit                                                                               Numbered
Number                              Description                                         Page
-------                             -----------                                     ------------

4.17       Certificate of Amendment of Certificate of Designation of Class B
           Preferred Stock dated May 7, 1996.(18)                                         *

10.1       Incentive Stock Option Plan, dated August 14, 1990.(3)**                       *

10.2       Incentive Stock Option Plan, dated September 16, 1991, together with
           the first amendment thereto.(3)**                                              *

10.3       Incentive Stock Option Plan, dated January 21, 1992.(4)**                      *

10.4       Form of Stock Option Agreement, dated October 18, 1991, between the
           registrant and each of its non-employee directors.(4)**                        *

10.5       Lease, dated March 1, 1988, between Allen J. Sheerin and the
           Subsidiary.(4)                                                                 *

10.6       Equipment Lease Agreement, dated April 10, 1989, between Allen J.
           Sheerin and the Subsidiary.(4)                                                 *

10.7       Sublease Agreement, dated May 14, 1991, between General Automotive,
           Inc. and the Subsidiary.(4)                                                    *

10.8       Standard Industrial Lease, dated December 17, 1986, between Leonard
           H. Hammonds & Katherine M. Hammonds and the Subsidiary.(4)                     *

10.9       Sublease Agreement, dated September 26, 1991, between the Subsidiary
           and PACCAR Automotive, Inc.(4)                                                 *

10.10      Lease Agreement, dated February 1992, between the registrant and
           Sterik Company.(5)                                                             *

10.11      Sublease Agreement, dated May 28, 1992, between the registrant and
           Pay Less Drug Stores Northwest, Inc., a Maryland corporation.(6)               *

10.12      Shopping Center Lease, dated May 29, 1992, between the registrant and
           College Square Joint Venture, a California joint venture.(6)                   *

10.13      Commercial Loan Agreement, dated December 1, 1992, between the
           registrant and Sumitomo Bank of California ("Sumitomo").(9)                    *

10.14      Plan and Agreement of Merger, dated April 23, 1993.(10)                        *

10.15      Form of Lease Agreement, dated May 1, 1993, between the Subsidiary
           and 1376 Walter Street Partners.(7)                                            *

10.16      Form of Lease Agreement, dated May 1, 1993, between the Subsidiary
           and Douglass-Curwood #2 Partnership.(7)                                        *

                                                                                    Sequentially
Exhibit                                                                               Numbered
Number                              Description                                         Page
-------                             -----------                                     ------------

10.17      Form of Amendment to Commercial Loan Agreement, dated June 15, 1993,
           between the registrant and Sumitomo.(7)                                        *

10.18      Form of Amendment to Commercial Loan Agreement, dated August 6, 1993,
           between the registrant and Sumitomo.(11)                                       *

10.19      Settlement Agreement, dated April 7, 1994, between the registrant and
           Allen J. Sheerin.(12)**                                                        *

10.20      Consulting Agreement, effective as of February 7, 1994, between the
           registrant and Allen J. Sheerin.(12)**                                         *

10.21      Stock Option Agreement, dated April 7, 1994, between the registrant
           and Allen J. Sheerin.(12)**                                                    *

10.22      Form of Stock Conversion Agreement, dated September 19, 1994, between
           the registrant and each holder of EBIT Rights.(12)                             *

10.23      Promissory Note, dated September 23, 1994, issued by the registrant
           in favor of California State Bank.(12)                                         *

10.24      Amendment Agreements Numbers 1 and 2 to First Amended and Restated
           Commercial Loan Agreement, dated May 9, 1994 and August 15, 1994,
           respectively, between the registrant and Sumitomo.(12)                         *

10.25      Motor Vehicle Lease Agreement, dated July 17, 1994, between the
           registrant and Donlen Corporation.(12)                                         *

10.26      GE Capital Fleet Services Master Fleet Agreement, dated April 27,
           1995, between the registrant and GE Capital Fleet Services.(13)                *

10.27      Motor Vehicle Fleet Open End Operating Lease Agreement between the
           registrant and PHH Vehicle Management Services Corporation.(13)                *

10.28      Asset Purchase Agreement, dated October 31, 1994, between the
           registrant and Hi/LO Automotive, Inc. ("Hi/LO").(14)                           *

10.29      Promissory Note, dated November 1, 1994, between the registrant and
           Hi/LO.(15)                                                                     *

10.30      Convertible Promissory Note, dated November 1, 1994, between the
           registrant and Hi/LO.(15)                                                      *

                                                                                    Sequentially
Exhibit                                                                               Numbered
Number                              Description                                         Page
-------                             -----------                                     ------------

10.31      Amendment Agreements Numbers 4 and 5 to First Amended and Restated
           Commercial Loan Agreement, dated as of November 30, 1994 and January
           27, 1995, respectively, between the registrant and Sumitomo.(15)               *

10.32      Registration Rights Agreement, dated October 31, 1994, between the
           registrant and Allen J. Sheerin.(14)                                           *

10.33      Amendment Agreement Number 6 to First Amended and Restated Commercial
           Loan Agreement, dated as of May 30, 1995, between the registrant and
           Sumitomo.(16)                                                                  *

10.34      Loan and Security Agreement between the CIT Group/Credit Finance,
           Inc. and the registrant, dated November 27, 1995.(17)                          *

10.35      Engagement letter dated March 22, 1996 with Baytree Associates,
           Inc.(18)                                                                       *

10.36      Engagement letter dated May 7, 1996 with Baytree Associates, Inc.(18)
                                                                                          *

10.37      Amendment dated March 18, 1996 of Loan and Security Agreement between
           the Company and the CIT Group/Credit Finance.(18)                              *

10.38 Separation Agreement, dated February 7, 1996, between the registrant and William M. Leider.**

10.39 Form of Stock Option Agreement, dated February 7, 1996, between the registrant and William M. Leider.**

10.40 Employment Agreement, dated February 15, 1996, between the registrant and Richard McGorrian.**

10.41 Employment Agreement, dated February 15, 1996, between the registrant and S. Gerald Birin.**

10.42 Stock Purchase Agreement, dated May 28, 1996, by and among the registrant, Allen J. Sheerin and Bryan Morford.

10.43 Registration Rights Agreement, dated May 28, 1996, by and among the registrant, Allen J. Sheerin and Bryan Morford.


10.44 Escrow Agreement, dated June 3, 1996, by and among the registrant, Allen J. Sheerin, Bryan Morford and Corporate Stock Transfer, Inc.

                                                                                    Sequentially
Exhibit                                                                               Numbered
Number                              Description                                         Page
-------                             -----------                                     ------------

10.45 Stock Purchase Agreement, dated June 28, 1996, by and between the registrant and Allen J. Sheerin.

10.46 Registration Rights Agreement, dated June 28, 1996, by and between the registrant and Allen J. Sheerin.

10.47 First Amendment to Escrow Agreement, dated June 28, 1996, by and among the registrant, Allen J. Sheerin and Corporate Stock Transfer,
           Inc.

10.48      Agreement, dated June 28, 1996, between the registrant and Allen J.
           Sheerin.

10.49 Addendum to Amended and Restated Promissory Note dated April 7, 1994 by and between Allen J. Sheerin, as maker, and the registrant, as holder, dated June 28, 1996.

10.50      Form of Warrant Agreement between the registrant and Baytree
           Associates, Inc.

10.51 Letter Agreement effective as of July 1, 1996, between the registrant and Martin E. Janis & Company.

10.52 Stock Option Agreement, dated July 1, 1996, between the registrant and Martin E. Janis & Company.

10.53 Master Lease Agreement, dated September 13, 1996, between the registrant and Data General Corporation

22.1       List of the registrant's subsidiaries.(4)                                                                       *

23.1       Consent of KPMG Peat Marwick LLP

23.2       Consent of Ernst & Young LLP.

---------------------------

(1) Previously filed in the Exhibits to the registrant's Current Report on Form 8-K dated October 22, 1991.

(2) Previously filed in the Exhibits to the registrant's Registration Statement on Form S-18 (File No. 33-36686-D).

(3) Previously filed in the Exhibits to the registrant's Registration Statement on Form S-8 (File No. 33-44544).

(4) Previously filed in the Exhibits to the registrant's Transition Report on Form 10-K for the transition period from January 1, 1991 to June 30, 1991.

(5) Previously filed in the Exhibits to the registrant's Registration Statement on Form S-1 (File No. 33-45987).

(6) Previously filed in the Exhibits to Post-Effective Amendment No. 1 to the registrant's Registration Statement on Form S-1 (File No. 33-45987).

(7) Previously filed in the Exhibits to Post-Effective Amendment No. 1 to the registrant's Registration Statement on Form S-1 (File No. 33-50634).

(8) Previously filed in the Exhibits to Post-Effective Amendment No. 3 to the registrant's Registration Statement on Form S-1 (File No. 33-45987).

(9) Previously filed in the Exhibits to the registrant's Current Report on Form 8-K, dated as of April 27, 1993.

(10) Previously filed in the Exhibits to the registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1993.

(11) Previously filed in the Exhibits to the registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1994.

(13) Previously filed in the Exhibits to the registrant's Quarterly Report of Form 10-Q for the quarterly period ended March 31, 1995.

(14) Previously filed in the Exhibits to the registrant's Current Report on Form 8-K, dated November 1, 1994.

(15) Previously filed in the Exhibits to the registrant's Quarterly Report on Form 10-Q for the quarterly period ended December 31, 1994.

(16) Previously filed in the Exhibits to the registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1995.

(17) Previously filed in the Exhibits to the registrant's Quarterly Report on Form 10-Q for the quarterly period ended December 31, 1995.

(18) Previously filed in the Exhibits to the registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1996.

*   Previously filed.
**  Management contract, compensatory plan or arrangement.