Form 10-Q
period 1996-09-30
REDDI BRAKE SUPPLY CORP
filed 1996-11-19
CIK 867687

                                   FORM 10-Q

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1996

                                       OR

         [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                  For the transition period from _____to_____

                         Commission file number 0-19620

                         REDDI BRAKE SUPPLY CORPORATION
             (Exact name of registrant as specified in its charter)



            NEVADA                                    84-1152135
 (State or other jurisdiction of         (I.R.S. Employer Identification No.)
  incorporation or organization)


                               1376 Walter Street
                           Ventura, California  93003
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

            YES   X                NO
                -----                 -----

As of November 18, 1996, 34,247,656 shares of the registrant's common stock were outstanding.


                               Page 1 of 15 pages

                 REDDI BRAKE SUPPLY CORPORATION AND SUBSIDIARY

                                   FORM 10-Q
                               September 30, 1996
                                     INDEX


PART I:  FINANCIAL INFORMATION                                                                                              PAGE
                                                                                                                           NUMBER
                                                                                                                           ------
Item 1.  Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheets as of September 30, 1996 and
           June 30, 1996  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 3
         Condensed Consolidated Statements of Operations for the three months ended September 30, 1996 and 1995  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 4
         Condensed Consolidated Statements of Cash Flows for the three months ended September 30, 1996 and 1995  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 5
         Notes to Condensed Consolidated Financial Statements . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 6 - 9

Item 2.  Management's Discussion and Analysis of Financial Condition and
           Results of Operations  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  10 - 13

PART II: OTHER INFORMATION

Item 3.  Defaults Upon Senior Securities  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   14

Item 4.  Results of Votes of Securities Holders . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   14

Item 5.  Subsequent Events  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   14

Signatures  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   15

PART 1. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                 REDDI BRAKE SUPPLY CORPORATION AND SUBSIDIARY

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                        ASSETS                                        September 30, 1996            June 30, 1996
                                                                      ------------------            -------------
Current assets:
      Cash and cash equivalents                                          $    573,954               $    571,156
      Accounts receivable, net                                              5,274,517                  6,064,675
      Other receivables                                                        50,880                    428,126
      Inventories                                                          25,814,483                 24,921,223
      Prepaid expenses                                                      1,603,195                    141,216
      Notes and advances due from stockholders                                237,966                    242,632
      Notes receivable due from Hi/LO                                         645,610                    662,256
                                                                         ------------               ------------

        Total current assets                                               34,200,605                 33,031,284
                                                                         ------------               ------------

Facilities and equipment                                                    6,742,598                  6,701,515
      Less accumulated depreciation and amortization                       (3,319,107)                (3,081,225)
                                                                         ------------               ------------

                                                                            3,423,491                  3,620,290
                                                                         ------------               ------------

Notes receivable due from Hi-Lo Automotive                                  1,435,726                  1,548,599

Unamortized debt issuance costs                                               592,766                    634,422

Deposits                                                                      300,088                    302,266

Intangible assets, net of accumulated amortization                            772,330                    789,388
                                                                         ------------               ------------
                                                                         $ 40,725,006               $ 39,926,249
                                                                         ============               ============

                            LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
      Accounts payable                                                   $  7,693,955               $  6,598,710
      Short-term borrowings                                                 8,568,544                  6,955,467
      Current portion of obligations under capital leases                   1,113,985                  1,124,810
      Accrued expenses                                                      2,706,813                  2,214,446
      Accrued costs related to discontinued operations                      1,247,278                  1,296,850
                                                                         ------------               ------------

        Total current liabilities                                          21,330,575                 18,190,283
                                                                         ------------               ------------

Obligations under capital leases, net of current portion                      720,481                    940,925

Deferred income tax liabilities                                               469,254                    467,000

Subordinated convertible debt, 9% coupon                                    6,900,000                  6,900,000

Stockholders' equity
      Preferred stock                                                       3,854,826                  9,547,244
      Common stock                                                              2,624                      1,786
      Additional paid-in capital                                           36,273,035                 30,564,260
      Accumulated deficit                                                 (28,825,789)               (26,685,249)
                                                                         ------------               ------------

        Total stockholders' equity                                         11,304,696                 13,428,041
                                                                         ------------               ------------

                                                                         $ 40,725,006               $ 39,926,249
                                                                         ============               ============

  The accompanying notes are an integral part of these condensed consolidated balance sheets.

                 REDDI BRAKE SUPPLY CORPORATION AND SUBSIDIARY

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                                                        Three Months Ended September 30
                                                                      -----------------------------------
                                                                          1996                    1995
                                                                      -----------              ----------
Net sales                                                             $16,714,848             $15,330,341

Cost of goods sold                                                     10,537,658               8,846,291
                                                                      -----------             -----------
      Gross profit                                                      6,177,190               6,484,050


Expenses:
      Warehouse operating and selling                                   6,253,283               4,714,526
      General and administrative                                        1,491,783               1,529,973
      Provision  for warehouse closures                                   200,000                       0
                                                                      -----------             -----------
                                                                        7,945,066               6,244,499
                                                                      -----------             -----------
      Income (loss) from operations                                    (1,767,876)                239,551


Interest expense, net                                                     355,469                 327,643
                                                                      -----------             -----------
                        Loss before taxes                              (2,123,345)                (88,092)

Income taxes                                                                    0                 (15,000)

Net loss                                                              $(2,123,345)            $  (103,092)
                                                                      ===========             ===========

Net loss per common share                                             $     (0.10)            $     (0.01)
                                                                      ===========             ===========

Weighted average number of common
      Shares outstanding                                               22,069,845              16,528,710
                                                                      ===========             ===========

                 Reddi BRAKE SUPPLY CORPORATION AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                                  (Unaudited)

                                                                        Three Months Ended September 30
                                                                  -----------------------------------------
                                                                     1996                          1995
                                                                  -----------                   -----------
Cash flows from operating activities:
       Net loss                                                   $(2,123,345)                  $  (103,092)
       Adjustments to reconcile net loss to net cash
         used in operating activities:
            Depreciation and amortization                             255,253                       294,679
            Provision for store closures                              200,000                             0
            Amortization of debt issuance costs                        41,343                        11,204
            Change in allowance for doubtful accounts                  65,272                        55,000
            Changes in assets and liabilities associated with
              operating activities:
                  Accounts receivable                                 724,886                      (217,718)
                  Inventories                                        (893,260)                     (437,437)
                  Other receivables                                   377,246                         6,557
                  Prepaid expenses and deposits                    (1,459,801)                     (499,581)
                  Accounts payable                                  1,095,245                    (1,193,519)
                  Accrued expenses                                    245,049                     1,607,409
                  Deferred compensation                                     0                       (53,568)
                                                                  -----------                   -----------

                    Total Adjustments                                  48,880                      (426,974)
                                                                  -----------                   -----------

            Net cash used in operating activities                  (1,472,112)                     (530,066)
                                                                  -----------                   -----------

Cash flows from investing activities:
       Increase in intangible assets                                        0                       (25,000)
       Proceeds from sale of equipment                                      0                             0
       Purchases of fixtures, equipment and leaseholds                (41,083)                      (44,386)
       Advances to officers                                             4,666                        17,075
       Notes receivable principal payments                            129,519                       160,108
                                                                  -----------                   -----------

             Net cash provided by investing activities                 93,102                       107,797
                                                                  -----------                   -----------

Cash flows from financing activities:
       Net increases in short-term borrowings                       1,613,077                         2,200
       Proceeds from exercise of options and                                0                        47,500
       Payments on capital lease obligations                         (231,269)                     (315,776)
                                                                  -----------                   -----------

             Net cash provided by financing activities              1,381,808                      (266,076)
                                                                  -----------                   -----------

Net increase (decrease) in cash                                         2,798                      (688,345)

Cash and cash equivalents, beginning of period                        571,156                     1,701,955
                                                                  -----------                   -----------

Cash and cash equivalents, end of period                          $   573,954                   $ 1,013,610
                                                                  ===========                   ===========

  The accompanying notes are an integral part of these condensed consolidated statements.

                 REDDI BRAKE SUPPLY CORPORATION AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1996
                                  (Unaudited)

A.       Basis of Presentation

                 The accompanying unaudited condensed consolidated financial statements of Reddi Brake Supply Corporation and subsidiary (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal and recurring accruals) considered for a fair presentation have been included. Operating results for the three months ended September 30, 1996, are not necessarily indicative of the results that may be expected for the fiscal year ended June 30, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 1996.

B.       Summary of Significant Accounting Policies

         Inventories

                 The Company's inventories, consisting primarily of finished goods, are stated at lower of FIFO (first in, first out) cost or market.

                 During fiscal year 1995 the Company received, from certain suppliers of product, purchase discounts for the initial inventory purchase of a new warehouse. These purchase discounts were recorded as a reduction of cost of goods sold over the Company's estimated aggregate inventory turn, which approximates twelve months. This monthly reduction in the cost of goods sold produces a result which is not materially different than the result which would be obtained if the Company allocated the discount to each particular stock keeping unit acquired in the initial inventory. Under the Company's method of accounting for such discounts, inventory, net of the unamortized discount, is stated at the lower of cost or market which would approximate that computed in all material respects, by allocating the discount to each item purchased. The Company reduced costs of goods sold by such discounts in the amounts of approximately $0 and $520,000 during the three months ended September 30, 1996 and 1995, respectively. At September 30, 1996 no unamortized discounts remained.

                 In addition, the Company receives, from certain suppliers of product, purchase discounts and rebates related to volume purchasing. These discounts and rebates are recognized as reductions in the cost of goods sold to the extent the related inventory has been sold, based on the Company's annualized aggregate inventory turn. Under the Company's method of accounting for such discounts and rebates, to the extent that the inventory for which the discounts and rebates relate has not been sold, inventory net of the unamortized discounts and rebates is stated at the lower of cost or market which would approximate that computed in all material respects, by allocating the discounts and rebates to each item purchased. The Company reduced costs of goods sold by such discounts in the amounts of $104,000 and $283,000 during the three months ended September 30, 1996 and 1995, respectively. At September 30, 1996 no unamortized discounts remained.

         Income Taxes

                 The Company has net operating loss carryforwards as of June 30, 1996 of approximately $12,160,420 which may be available, subject to limitations, to offset future taxable income through fiscal year 2011.

                 During October 1996 the Internal Revenue Service completed audits of the Company's Federal tax returns for the years ended June 30, 1995, 1994 and 1993. The Company paid $7,182 taxes and agreed to a reduction in its loss carryforward. The reduction is reflected in the preceding paragraph.

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

         Reclassifications

                 Certain reclassifications have been made to the September 30, 1995 financial statements to conform with September 30, 1996.

C.       Statements of Cash Flows

                 The Company prepares its consolidated statements of cash flows using the indirect method as prescribed by Statement of Financial Accounting Standards No. 95. For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

                 Cash paid for interest was approximately $394,000 and $420,000 for the three months ended September 30, 1996 and 1995, respectively. The Company did not pay any income taxes for the three months ended September 30, 1996 and 1995.

                 The Company entered into capital lease obligations for equipment totaling approximately $116,000 and $206,000 for the three months ended September 30, 1996 and 1995.

D.       Stockholders' Equity

                 For the three months ended September 30, 1996, the Company's stockholders' equity decreased by $2,123,345. This decrease was attributable to the net loss in the quarter. As of September 30, 1996, the Company had a total of 26,236,830 shares of common stock outstanding.

E.       Line of Credit

                 In November of 1995 the Company obtained a working capital line of credit with the CIT Group. The maximum credit available under the CIT Line is the lesser of (a) $13 million, or (b) the sum of 85% of eligible accounts receivable and 55% of eligible inventory. Borrowings under the CIT Line bear interest at a rate equal to the CIT's prime lending rate (8.25% at September 30, 1996) plus 1.50%. Borrowings are collateralized by the Company's accounts receivable, notes receivable, inventory, fixtures and equipment. Under the terms of the CIT Line, the Company must comply with certain reporting and financial performance covenants. The line expires in November 1998.

                The Company's principal sources of funds are cash generated from operations, borrowings on the CIT line, and additional subordinated debt and equity capital as provided. In April and June 1996 the Company raised approximately $8,300,000 from two offering of convertible preferred stock. These funds were used to reduce accounts payable to trade and other creditors and to offset operating losses. As of November 15, 1996, the Company owed approximately $7,900,000 on the CIT Line, with additional borrowing availability of $120,000. (See also "Liquidity and Capital Resources" on page 11.)

F.       Warehouse Closing

                 As of December 31, 1995 the Company approved a plan to close 14 warehouses and accordingly recorded a provision for estimated costs amounting to $721,794 during the three months ended December 31, 1995. The provision consists principally of estimated losses on leases, the write down of inventories to net realizable value, and the abandonment of certain assets. During the first quarter of 1997 the Company decided to close an additional 7 of its underperforming warehouses and accordingly recorded a provision for estimated costs amounting to $200,000.

G.       Changes in Capital

                 On October 24, 1996 at a Special Shareholders Meeting, the Company was authorized to increase its number of authorized shares of common stock from 35,000,000 to 75,000,000.

                 During the quarter ended September 30, 1996, all 400,000 of the Company's Class A Preferred Shares were converted and 165,000 of the Company's Class B Preferred Shares were converted into 8,370,310 shares of common stock.

H.       Adoption of Accounting Standards

                 Stock Compensation. Statement of Financial Account Standard No. 123, "Accounting for Stock-Based Compensation" (FAS 123), issued in October 1995 and effective for fiscal years beginning after December 15, 1995, encourages, but does not require, a fair value based method of accounting for employee stock options or similar equity instruments. FAS 123 allows an entity to elect to continue to measure compensation cost under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APBO No. 25), but requires pro forma disclosures of net earnings and earnings per share as if the fair value based method of accounting has been applied. The Company has adopted FAS 123 effective July 1, 1996 and has elected to continue to measure compensation cost under APBO No. 25. Accordingly, FAS 123 has no impact on the Company's financial position or results of operations.

         Impairment of Long-Lived Assets. Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of" (FAS 121), issued in March 1995 and effective for fiscal years beginning after December 15, 1995, establishes accounting standards for the recognition and measurement of impairment of long-lived assets, certain identifiable intangibles, and goodwill either to be held or disposed of. The Company has adopted FAS 121 effective July 1, 1996 and the adoption has not had a material impact on the Company's financial position or results of operations.

I.       Informal Re-Organization

                 As of November 15, 1996, the Company owed approximately $9 million to its trade and other creditors, but is unable to make timely payments to these creditors. Accordingly, the Company's major trade creditors have placed the Company on COD status or credit hold, which has adversely effected the Company's ability to fill customer orders. Although the Company has excess inventories of certain items, it has shortages of other fast-selling items. For these reasons the Company called an October 31, 1996 meeting with 18 principal trade creditors. These creditors have formed a working committee of six members and granted the Company a moratorium of at least 30 days for the purpose of presenting a proposed plan of reorganization for consideration by such committee. These creditors have also agreed, on a company-by-company basis, to provide terms allowing the Company to obtain critical goods and services during this moratorium.

                 REDDI BRAKE SUPPLY CORPORATION AND SUBSIDIARY

           ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


EXCEPT FOR THE HISTORICAL INFORMATION CONTAINED HEREIN, THE MATTERS ADDRESSED IN THIS ITEM 2 CONSTITUTE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF
SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. SUCH FORWARD-LOOKING STATEMENTS ARE SUBJECT TO A VARIETY OF RISKS AND UNCERTAINTIES, INCLUDING THOSE DISCUSSED BELOW UNDER THE HEADING "FACTORS THAT MAY AFFECT FUTURE RESULTS" AND ELSEWHERE IN THIS REPORT ON FORM 10-Q, THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE ANTICPATED BY THE COMPANY'S MANAGEMENT.

INTRODUCTION

         Since the end of its fiscal year ended June 30, 1996, the Company has continued its restructuring of operations. In July 1996, the Company closed seven underperforming warehouses and, in October 1996, closed one additional warehouse. Management is continuing its heightened monitoring of certain other underperforming warehouses. As of November 15, 1996, the Company operates 84 warehouses in 26 states.

         On October 31, 1996, the Company held a meeting with eighteen of its principal trade creditors for the purpose of enlisting their assistance in an informal reorganization of the Company's fiscal affairs. These creditors formed a working committee of six members and granted the Company a moratorium of at least thirty days for the purpose of presenting a proposed plan of reorganization for consideration by such committee. The Company has retained the independent consulting firm of Hankin & Co. and special legal counsel to advise it in this process.

         As discussed below, the Company's proposed reorganization will require not only gross margin improvement, expense reduction and improved inventory systems and planning, but also an infusion of additional working capital. If the Company is unable to raise additional capital (in conjunction with its plan of reorganization) it is doubtful that the Company will be able to continue its operations and likely that it will be required to file for reorganization or liquidation under federal bankruptcy laws. See "-Liquidity and Capital Resources" below.

RESULTS OF OPERATIONS

         Net sales for the three months ended September 30, 1996 were $16,714,848, an increase of $1,384,507 or 9%, over the same period for the prior year. Sales at the Company's 85 comparable Reddi Brake (R) outlets (based on outlets opened at least 12 full months as of September 30, 1995) increased approximately 11.9% for the three months ended September 30, 1996, as compared to the same period last year. However, sales in new outlets in regions outside of the Western states were generally lower than the Company had expected based on historical sales development of stores opened in the Western region. In addition, due to its cash flow shortage, the Company has been placed on COD status by a majority of its vendors. Accordingly, the Company's ability to fill customer orders has been adversely affected. See "Part I -
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital resources".

         As a percentage of revenues, gross profit decreased to 36.9% for the three months ended September 30, 1996, as compared to 42.2% during the same period of the prior year. Of this 5.3% decrease, approximately 4.6% was due to the Company's recognizing less purchase discounts, as a percentage of sales, for initial inventories as the Company began its hiatus in opening new Reddi Brake outlets. During the three month periods ended September 30, 1996 and 1995, respectively, the Company amortized approximately $104,000 and $803,000 of purchase discounts. The Company has exhausted its monthly recognition of such discounts. For this reason, the Company also expects decreases in its gross margins for the quarter ending December 31, 1996 and for fiscal 1997, as compared to its prior year. The remaining decrease in gross margin is primarily attributable to the Company providing certain inventory reserves and reducing prices on certain store items in order to stay competitive in its markets.

         As a percentage of revenues, store operating and selling expenses for the three months ended September 30, 1996 increased to 37.4%, from 30.1% over the same period of the prior year. This increase was primarily due to a planned personnel buildup which was required to develop and support an anticipated increase in same-warehouse sales. The anticipated sales growth was not achieved primarily due to a lack of optimum inventory availability.

         As a percentage of revenues, for the three months ended September 30, 1996, general and administrative expenses were 8.9%, as compared to 9.9% during the same period of the prior year. This decrease primarily reflects higher same-warehouse revenues for the 1996 period versus 1995, while general and administrative expenses were held relatively consistent.

         In July 1996, the Company closed 7 of its underperforming warehouses and recorded a charge of $200,000. The charge primarily related to handling and freight costs to return inventory to vendors or to other stores and a provision for the settlement of future lease commitments. The Company has distributed the related inventories to its other stores and is currently in negotiations to settle the leases.

         Due to the factors discussed above, the Company recorded a net loss of $2,123,345 during the three months ended September 30, 1996, as compared to a net loss of $103,092 during the same period last year.

         The Company's business is seasonal in nature, with stores sales historically running higher in the first and fourth quarters (April through September).

LIQUIDITY AND CAPITAL RESOURCES

         Net cash used in operating activities during the three months ended September 30, 1996 was approximately $1,500,000. These funds were mainly used by the loss from operations.

         Net cash provided by investing activities during the period of approximately $93,000 consisted primarily of monies received from note receivable payments from Hi/LO.

         Net cash provided by financing activities during the three months ended September 30, 1996 was approximately $1,380,000. These funds were provided by increased borrowings on the Company's line of credit with The CIT Group.

         In November 1995 (as amended on March 18, 1996) the Company obtained a new working capital line of credit (the "CIT Line") with the CIT Group. The maximum credit available under the CIT Line is the lesser of (a) $13 million, or (b) the sum of 85% of eligible accounts receivable and 55% of eligible inventory. Borrowings under the CIT Line bear interest at a rate equal to the CIT's prime lending rate (8.25% at March 31, 1996) plus 1.50%. Borrowings are collateralized by the Company's accounts receivable, notes receivable, inventory, fixtures and equipment. Under the terms of the CIT Line, the Company must comply with certain reporting and financial performance. (See also Part II, Item 3, Default Upon Senior Securities.)

         The Company's principal sources of funds are cash generated from operations, borrowings on the CIT line, and additional subordinated debt and equity capital as provided. In April and June 1996 the Company raised approximately $8,300,000 from two offering of convertible preferred stock. These funds were used to reduce accounts payable to trade and other creditors and to offset operating losses. As of November 15, 1996, the Company owed approximately $7,900,000 on the CIT Line, with additional borrowing availability of $120,000.

         As of November 15, 1996, the Company owed approximately $9 million to its trade and other creditors, but is unable to make timely payments to these creditors. Accordingly, the Company's major trade creditors have placed the Company on COD status or credit hold, which has adversely effected the Company's ability to fill customer orders. Although the Company has excess inventories of certain items, it has shortages of other fast-selling items. For these reasons the Company called an October 31, 1996 meeting with 18 principal trade creditors, as discussed above. These creditors have formed a working committee of six members and granted the Company a moratorium of at least 30 days for the purpose of presenting a proposed plan of reorganization for consideration by such committee. These creditors have also agreed, on a company-by-company basis, to provide terms allowing the Company to obtain critical goods and services during this moratorium.

         Any proposed plan of reorganization will require not only gross margin improvement, expense deduction, and improved inventory planning and control, but also an infusion of additional working capital. Although management is engaged in discussions with several potential sources of capital, who are awaiting the Company's plan for an informal reorganization with its creditors and the Company's operational plans to follow such a reorganization, there can be no assurance that the Company will be able to raise the additional requited capital. If the Company is unable to raise additional working capital in the near future (in conjunction with its plan of reorganization) it is doubtful that the Company will be able to continue its operations and likely that it will be required to file for reorganization or liquidation under federal bankruptcy laws.


FACTORS THAT MAY AFFECT FUTURE RESULTS

         All forward-looking statements contained in this Item 2 and in Part II of this report on Form 10-Q are subject to, in addition to the other matters described in this Report on Form 10-Q, a variety of significant risks and uncertainties. The following discussion highlights some of these risks and uncertainties. Further, from time to time, information provided by the Company or statements made by its employees may contain "forward-looking" information. The Company cautions investors that there can be no assurance that actual results or business conditions will not differ materially from those projected or suggested in such forward-looking statements as a result of various factors, including those discussed below.

         Recent Operating Losses. For its three months ended September 30, 1996, and its fiscal year ended June 30, 1996, the Company reported losses of, respectively, $2,123,345 and $8,557,836 primarily due to the factors discussed earlier. Although the Company's management has responded to this loss with measures intended to reorganize operations, there can be no assurance that these or any other measures will lead to profitability for the Company.

         Management Strategy. As discussed above, the Company's management has undertaken a restructuring of operations in response to the Company's recent losses. These measures are based upon management's current understanding and assumptions concerning the Company's operations and, accordingly, management may modify its approach on these measures, or take additional measures, as it deems appropriate. Further, there can be no assurance that management's strategy in responding to the Company's losses will prove successful. In addition, the restructuring may involve additional warehouse closures, in which event the Company would experience further charges associated with such future closures.

         Informal Reorganization; Need for Additional Capital. As described above, the Company is working with its principal trade creditors to reorganize its fiscal affairs, including its obligations to all creditors. Any proposed plan of reorganization will require an infusion of additional capital. As discussed above, there can be no assurance that the Company will be able to raise the additional capital, and if the Company is not able to raise such capital it is doubtful that the Company will be able to continue its operations.

         Decrease in Gross Margins. As discussed above, the Company's gross margin for the first quarter of fiscal 1997 was 36.9%, down from 42.2% for the first quarter of fiscal 1996. This decrease was primarily due to the exhaustion of amortization of past purchase discounts. For this reason, the Company also expects decreases in its gross margins for the quarter ending December 31, 1996 and for fiscal 1997, as compared to its prior year.

         Defaults in Loan Covenants. The Company reported a loss of $2,123,345 for its first quarter, and expects to report a loss for fiscal 1997. If the Company does report a loss for fiscal 1997, it will seek CIT's waiver of such default. There can be no assurance that CIT would waive such a default should it occur.

         Competition. The Company operates in a highly competitive environment in the commercial segment of the automotive parts and accessories aftermarket. The Company's primary competitors include traditional three-step aftermarket channels, consisting primarily of independent and national warehouse distributors and associations, such as NAPA and Carquest, and the associated jobbers to whom they sell; traditional two-step distribution channels, including original equipment channels through vehicle dealerships, retail parts stores, specialty distributors and local and regional manufactures; and APS Holding Corporation, a national operator of "installer service warehouses". Many of the Company's current and potential competitors are larger and have greater financial resources.

         Dependence Upon Key Executives. The Company's success will be, to a large extent, dependent upon the continued services of Richard McGorrian, its Chief Executive Officer, and Sandford T. Waddell, its Chief Financial Officer. The loss of the services of either executive for any reason, without an orderly transition to a qualified successor, would likely have a material adverse effect on the Company's operations and results.

         Other Factors Affecting Market Price. The market price of the Company's Common Stock may be adversely affected by a number of other factors, including future sales of shares covered by a Registration Statement on Form S-3 (which presently covers approximately 5 million shares), the possible exercise of various warrants and options which could result in the issuance of up to approximately 3.5 million additional shares, the conversion of up to $6.9 million of 9.0% Adjustable Convertible Subordinate Notes into a maximum (subject to anti-dilution adjustments) of approximately 3.2 million shares, the issuance of additional shares of Common and Preferred Stock, (including the issuance of additional shares of Common Stock upon conversion of outstanding shares of Class B preferred stock), and fluctuations in response to periodic variations in operating results, market conditions and general economic conditions and factors external to the Company.

REDDI BRAKE SUPPLY CORPORATION AND SUBSIDIARY

PART II. OTHER INFORMATION



ITEM 3. DEFAULTS UPON SENIOR SECURITIES.


         The Company was not in default for the quarter ended September 30, 1996 under the terms and conditions of its Loan and Security Agreement (the "Agreement") dated November 29, 1995 with The CIT Group ("CIT") which requires the Company must comply with certain financial reporting and financial performance covenants. In October 1996 the Company called a meeting of its principal trade creditors. Such a meeting is an event of default under the terms of the Agreement. CIT has agreed to waive this default.

         The Agreement, as amended, includes provisions that the Company will complete installation of a new Management Information System on or before November 30, 1996. In November 1996 the Company entered into an agreement with MacDonald Corporation to supply and install MacDonald's operating system for distribution companies linked to MAS90 financial software from State of the Art, Inc. Implementation of the MacDonald/MAS90 installation has begun and the Company presently believes installation will be completed by March 1997. CIT has agreed to provide an amendment to the Agreement extending its amendment to April 1997.

         The Agreement provides that if the Company records a net loss for the fiscal year ended June 30, 1997, the Company would default on the CIT Line.
The Company reported a loss of $2,123,345 for its first quarter, and expects to report a loss for fiscal 1997. If the Company does report a loss for fiscal 1997, it will seek CIT's waiver of such default. There can be no assurance that CIT would waive such a default should it occur.


ITEM 4. RESULTS OF VOTES OF SECURITY HOLDERS

         On October 24, 1996 at a Special Shareholders Meeting, the Company was authorized to amend its Certificate of Incorporation to increase its number of authorized shares of common stock from 35,000,000 to 75,000,000. The results of ballots cast on this proposal, which was the only proposal considered at the meeting, were as follows: 16,010,571 shares voted "For", 1,692,013 shares voted "Against", and 69,814 share voted "Abstain".


ITEM 5. SUBSEQUENT EVENTS

         As previously reported, S. Gerald Birin resigned, effective October 23, 1996, as Executive Vice President, Chief Financial Officer, Secretary and Director. Sandford T. Waddell joined the Company October 15, 1996 and was elected Executive Vice President, Chief Financial Officer, Secretary and Director effective October 24, 1996. Most recently Mr. Waddell was President and Chief Executive Officer of Clamshell Buildings, Inc. Earlier he was Chief Financial Officer of Clif Designs, Inc. (automobile sound systems) and Vice President, Finance of Thrifty Corporation (drug store and sporting goods retail distribution).

         On October 31, 1996 the Company held a meeting with eighteen of its principal trade creditors for the purpose of enlisting their assistance in an informal reorganization of the Company's fiscal affairs. These creditors organized a working committee of six members and granted the Company a thirty day moratorium for the purpose of presenting a proposed plan of reorganization. The Company has retained the consulting firm of Hankin & Co. and special counsel to advise it during this process.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.




                                       REDDI BRAKE SUPPLY CORPORATION




Date:  November 19, 1996               /s/Richard J. McGorrian
                                       -----------------------------------
                                       Richard J. McGorrian
                                       Chief Executive Officer
                                       President
                                       Director



Date:  November 19, 1996               /s/Sandford T. Waddell
                                       -----------------------------------
                                       Sandford T. Waddell
                                       Executive Vice President
                                       Chief Financial Officer
                                       Director



Date:  November 19, 1996               /s/Gary A. Van Wagner
                                       -----------------------------------
                                       Gary A. Van Wagner
                                       Principal Accounting Officer