Form 10-Q
period 1996-12-31
REDDI BRAKE SUPPLY CORP
filed 1997-02-21
CIK 867687

                                    FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1996

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the transition period from _____to_____

                         Commission file number 0-19620

                         REDDI BRAKE SUPPLY CORPORATION
                         ------------------------------
             (Exact name of registrant as specified in its charter)

             NEVADA                                   84-1152135
             ------                                   ----------
  (State or other jurisdiction of         (I.R.S. Employer Identification No.)
   incorporation or organization)

                               1376 Walter Street
                            Ventura, California 93003
                            -------------------------
               (Address of principal executive offices, Zip Code)

                                (805) 644 - 8355
                                ----------------
              (Registrant's telephone number, including area code)

                                 Not Applicable
                                 --------------
      (Former name, address and fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                     YES    X             NO
                          ------             ------

As of February 13, 1997, 45,770,973 shares of the registrant's common stock were outstanding.

                 REDDI BRAKE SUPPLY CORPORATION AND SUBSIDIARY

                                    FORM 10-Q
                                December 31, 1996
                                      INDEX


PART I:  FINANCIAL INFORMATION                                           PAGE
                                                                        NUMBER
                                                                        ------
Item 1.  Financial Statements (Unaudited)

     Condensed Consolidated Balance Sheets as of December 31, 1996
       and June 30, 1996...................................................3
     Condensed Consolidated Statements of Operations for
       the three and six month periods ended
       December 31, 1996 and 1995..........................................4
     Condensed Consolidated Statements of Cash Flows for
       the six month periods ended December 31, 1996 and 1995..............5
     Notes to Condensed Consolidated Financial Statements..................6 - 9

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations..............................10 - 13

PART II: OTHER INFORMATION

Item 1.   Legal Proceedings................................................14

Item 2.   Changes in the Rights of Security Holders........................14

Item 3.   Defaults Upon Senior Securities..................................14

Item 4.   Results of Votes of Securities Holders...........................14

Item 5.   Other Information................................................14

Signatures.................................................................15

PART 1. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                  REDDI BRAKE SUPPLY CORPORATION AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)


                                                           December 31,      June 30,
                        ASSETS                                 1996            1996
                        ------                             ------------    ------------
Current assets:
       Cash and cash equivalents                           $    319,775    $    571,156

       Accounts receivable, net                               3,571,462       6,064,675
       Other receivables                                         70,145         428,126
       Inventories                                           20,736,990      24,921,223
       Prepaid expenses                                       1,384,858         141,216
       Notes and advances due from stockholders                 244,014         242,632
       Notes receivable due from Hi/LO                          660,071         662,256
                                                           ------------    ------------

         Total current assets                                26,987,315      33,031,284
                                                           ------------    ------------

 Facilities and equipment                                     6,776,345       6,701,515
       Less accumulated depreciation and amortization        (3,593,662)     (3,081,225)
                                                           ------------    ------------

                                                              3,182,683       3,620,290
                                                           ------------    ------------

Notes receivable due from Hi-Lo Automotive                    1,263,347       1,548,599

Unamortized debt issuance costs                                 536,198         634,422

Deposits                                                        299,544         302,266

Intangible assets, net of accumulated amortization              754,914         789,388
                                                           ------------    ------------

                                                           $ 33,024,001    $ 39,926,249
                                                           ============    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
       Accounts payable                                    $  8,435,407    $  6,598,710
       Short-term borrowings                                  5,470,416       6,955,467
       Current portion of obligations under capital
       leases                                                 1,126,423       1,124,810
       Accrued expenses                                       1,825,431       2,214,446
       Accrued costs related to discontinued operations       1,224,911       1,296,850
       Subordinated convertible debt, 9% coupon               6,900,000              --
                                                           ------------    ------------

         Total current liabilities                           24,982,588      18,190,283
                                                           ------------    ------------

Obligations under capital leases, net of current portion        393,366         940,925

Deferred income tax liabilities                                 467,000         467,000

Subordinated convertible debt, 9% coupon                                      6,900,000

Stockholders' equity
       Preferred stock                                        1,953,340       9,547,244
       Common stock                                               4,023           1,786
       Additional paid-in capital                            38,173,122      30,564,260
       Accumulated deficit                                  (32,949,438)    (26,685,249)
                                                           ------------    ------------

         Total stockholders' equity                           7,181,047      13,428,041
                                                           ------------    ------------

                                                           $ 33,024,001    $ 39,926,249
                                                           ============    ============


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                  REDDI BRAKE SUPPLY CORPORATION AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                Three Months Ended December 31,      Six months ended December 31,

                                                                    1996                1995             1996              1995
                                                               --------------    --------------    --------------    --------------
Net Sales                                                      $   10,681,388    $   14,573,273    $   27,396,236    $   29,903,614

Cost of goods sold                                                  6,766,198         8,671,207        17,303,856        17,517,498
                                                               --------------    --------------    --------------    --------------
       Gross profit                                                 3,915,190         5,902,066        10,092,380        12,386,116


Expenses:
       Warehouse operating and selling                              5,782,731         5,221,911        12,036,014         9,936,437
       Special charges                                                298,153              --             298,153              --
       General and administrative                                   1,650,728         2,333,330         3,142,511         3,863,303
       Provision  for warehouse closures                                    0           721,794           200,000           721,794
       Interest expense, net                                          307,227           276,803           662,696           604,446
                                                               --------------    --------------    --------------    --------------
                                                                    8,038,839         8,553,838        16,339,374        15,125,980
                                                               --------------    --------------    --------------    --------------
       Loss from operations                                        (4,123,649)       (2,651,772)       (6,246,994)       (2,739,864)


Income taxes                                                             --                --                --             (15,000)
                                                               --------------    --------------    --------------    --------------

Net loss                                                       $   (4,123,649)   $   (2,651,772)   $   (6,246,994)   $   (2,754,864)
                                                               ==============    ==============    ==============    ==============

Net loss per common share                                      $        (0.13)   $        (0.16)   $        (0.22)   $        (0.17)
                                                               ==============    ==============    ==============    ==============

Weighted average number of common
       Shares outstanding                                          31,906,343        16,537,494        28,459,921        16,533,873
                                                               ==============    ==============    ==============    ==============

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                  REDDI BRAKE SUPPLY CORPORATION AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                                   (Unaudited)

                                                                             Six months ended December 31
                                                                           --------------------------------
                                                                                1996              1995
                                                                           --------------    --------------
Cash flows from operating activities:
        Net loss                                                           $   (6,246,994)   $   (2,754,864)
        Adjustments to reconcile net loss to net cash
          used in operating activities:
             Depreciation and amortization                                        599,276           518,825
             Provision for store closures                                         200,000           721,794
             Amortization of debt issuance costs                                   98,224            22,408
             Provision for bad debts                                              105,372           119,725
             Write off employee note receivable                                                      73,073
              Loss on sale of equipment                                             8,351              --

             Changes in assets and liabilities associated with operating activities:
                   Accounts receivable                                          2,387,841           582,547
                   Inventories                                                  4,184,233           290,870
                   Other receivables                                              357,981          (480,052)
                   Prepaid expenses and deposits                               (1,240,920)         (304,975)
                   Accounts payable                                             1,836,697        (1,952,490)
                   Accrued expenses                                              (660,954)        1,165,278
                   Deferred compensation                                             --            (108,304)
                                                                           --------------    --------------

                     Total Adjustments                                          7,876,101           648,699
                                                                           --------------    --------------

             Net cash provided by operating activities                          1,629,107         2,106,165
                                                                           --------------    --------------

Cash flows from investing activities:
        Increase in intangible assets                                                --             (90,000)
        Proceeds from sale of equipment                                            63,493
        Purchases of fixtures, equipment and leaseholds                          (199,039)         (603,171)
        Advances to officers                                                       (1,382)           34,717
        Notes receivable principal payments                                       287,437           355,265
                                                                           --------------    --------------

              Net cash provided (used) by investing activities                    150,509          (303,189)
                                                                           --------------    --------------

Cash flows from financing activities:
        Net increase (decrease) in short-term borrowings                       (1,485,051)        1,321,007
        Proceeds from the issuance of common stock                                   --              47,500
        Net activity on capital lease obligations                                (545,946)         (208,254)
                                                                           --------------    --------------

              Net cash provided by financing activities                        (2,030,997)        1,160,253
                                                                           --------------    --------------

Net increase (decrease) in cash                                                  (251,381)       (1,249,101)

Cash and cash equivalents, beginning of period                                    571,156         1,701,955
                                                                           --------------    --------------

Cash and cash equivalents, end of period                                   $      319,775    $      452,854
                                                                           ==============    ==============

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                  REDDI BRAKE SUPPLY CORPORATION AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 1996
                                   (Unaudited)

A.       Basis of Presentation

                  The accompanying unaudited condensed consolidated financial statements of Reddi Brake Supply Corporation and subsidiary (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal and recurring accruals) considered for a fair presentation have been included. Operating results for the three and six months ended December 31, 1996, are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 1996.

B.       Summary of Significant Accounting Policies

         Inventories

                  The Company's inventories, consisting primarily of finished goods, are stated at lower of FIFO (first in, first out) cost or market.

                  During fiscal year 1995 the Company received, from certain suppliers of product, purchase discounts for the initial inventory purchase of a new warehouse. These purchase discounts were recorded as a reduction of cost of goods sold over the Company's estimated aggregate inventory turn, which approximates twelve months. This monthly reduction in the cost of goods sold produces a result which is not materially different than the result which would be obtained if the Company allocated the discount to each particular stock keeping unit acquired in the initial inventory. Under the Company's method of accounting for such discounts, inventory, net of the unamortized discount, is stated at the lower of cost or market which would approximate that computed in all material respects, by allocating the discount to each item purchased. The Company had fully amortized all such discounts as of June 30, 1996, and accordingly did not reduce cost of goods sold during the three and six month periods ended December 31, 1996. During the three and six month periods ended December 31, 1995, respectively, the Company reduced costs of goods sold by such discounts in the amounts of approximately $190,000 and $848,000, respectively. At December 31, 1996 no unamortized discounts remained.

                  In addition, the Company receives, from certain suppliers of product, purchase discounts and rebates related to volume purchasing. These discounts and rebates are recognized as reductions in the cost of goods sold to the extent the related inventory has been sold, based on the Company's annualized aggregate inventory turn. Under the Company's method of accounting for such discounts and rebates, to the extent that the inventory for which the discounts and rebates relate has not been sold, inventory net of the unamortized discounts and rebates is stated at the lower of cost or market which would approximate that computed in all material respects, by allocating the discounts and rebates to each item purchased. During the three and six month periods ended December 31, 1996, respectively, the Company reduced costs of goods sold by such discounts in the amounts of approximately $0, and $104,000 as compared to $238,000 and $566,000 for the same periods last year. At December 31, 1996 no unamortized discounts remained.

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

         Net Income (loss) per Common Share

                  Net income (loss) per common share is based upon the weighted average number of common shares outstanding in each period. As the aggregate dilution of common stock equivalents is anti-dilutive, the Company is not reporting both primary and fully diluted income (loss) per share.

C.       Statements of Cash Flows

                  The Company prepares its consolidated statements of cash flows using the indirect method as prescribed by Statement of Financial Accounting Standards No. 95. For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

                  Cash paid for interest was approximately $752,635 for the six months ended December 31, 1996, as compared to $710,167 for the same period last year. The Company did not pay any income taxes during the six months ended December 31, 1996 and 1995.

                  The Company entered into capital lease obligations for equipment totaling approximately $42,495 and $187,058 for the three and six month periods ended December 31, 1996, respectively, as compared to $456,880 and $662,880 for the same periods last year.

D.       Stockholders' Equity

                  For the three and six month periods ended December 31, 1996, the Company's stockholders' equity decreased by $4,123,649 and $6,246,994, respectively. These decreases were attributable to the net losses in the quarters. As of December 31, 1996, the Company had a total of 40,229,137 shares of common stock outstanding.

E.       Line of Credit

                  In November 1995, as amended, the Company obtained a working capital line of credit with the CIT Group. The maximum credit available under the CIT Line is the lesser of (a) $13 million, or (b) the sum of 85% of eligible accounts receivable and 55% of eligible inventory. Borrowings under the CIT Line bear interest at a rate equal to the CIT's prime lending rate (8.25% at December 31, 1996) plus 1.50%. Borrowings are collateralized by the Company's cash, accounts receivable, notes receivable, inventory, fixtures and equipment. Under the terms of the CIT Line, the Company must comply with certain reporting covenants. The Company would have been in default under certain financial covenants as of December 31, 1996, but CIT has agreed, for consideration, to amend the agreement to remove all financial covenants. The line expires in November 1998.

                  The Company's principal sources of funds are cash generated from operations, borrowings on the CIT line, and additional subordinated debt and equity capital as provided. In April and June 1996 the Company raised approximately $8,300,000 from two offering of convertible preferred stock. These funds were used to reduce accounts payable to trade and other creditors and to offset operating losses. As of February 10, 1997, the Company owed approximately $4,900,000 on the CIT Line, with no additional borrowing availability. (See also "Liquidity and Capital Resources" on page 11.)

F.       Warehouse Closings

                  As of December 31, 1995 the Company approved a plan to close 14 warehouses and accordingly recorded a provision for estimated costs amounting to $721,794 during the six months ended December 31, 1995. The provision consists principally of estimated losses on leases, the write down of inventories to net realizable value, and the abandonment of certain assets. During the first quarter of fiscal 1997 the Company decided to close an additional 7 of its underperforming warehouses and accordingly recorded a provision for estimated costs amounting to $200,000.

G.       Changes in Capital

                  On October 24, 1996 at a Special Shareholders Meeting, the Company was authorized to increase its number of common shares from 35,000,000 to 75,000,000

                  During the six months ended December 31, 1996, the company converted 400,000 shares of the Company's Class A preferred shares. During the six months ended December 31, 1996, the Company converted 356,600 shares of it's Class B preferred shares. These shares were converted into 22,362,617 shares of common stock. As of December 31, 1996 all Class A preferred shares had been converted and 193,400 of Class B shares remained outstanding.


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

         I.       Informal Re-Organization

                  As of February 15, 1997, the Company owed approximately $9.5 million to its trade and other creditors, but is unable to make timely payments to these creditors. Accordingly, the Company's major trade creditors have placed the Company on COD status or credit hold, which has adversely effected the Company's ability to fill customer orders. Although the Company has excess inventories of certain items, it has shortages of other fast-selling items. For these reasons the Company called an October 31, 1996 meeting with 15 principal trade creditors. These creditors have formed a working committee ("Creditors Committee") of six members and granted the Company a 30 day moratorium (extended thereafter at the discretion of the Creditors Committee) for the purpose of presenting a proposed plan of reorganization for consideration by such committee. These creditors have also agreed, on a company-by-company basis, to provide terms allowing the Company to obtain critical goods and services during this moratorium.

                  On January 13, 1997, the Company announced it had reached an agreement with the Creditors Committee which will allow it to return certain slow moving inventory in exchange for fast moving inventory and a reduction in accounts payable. The agreement is contingent upon a third party investment of cash and real estate. Management had entered into a definitive agreement with an investor which required the investor to close by January 27, 1997. As of February 20, 1997 the investor has not completed the requirements of the agreement and the Company does not anticipate going forward with this investor. The Company is currently reviewing proposals by other investors and investor groups that would satisfy the Company's agreement with its major trade creditors and allow it to complete its informal reorganization. As of this date the Company has not entered into a definitive agreement and there can be no assurance that such an agreement will be reached.

                  In connection with the informal reorganization the Company has provided $298,153 for certain professional and legal costs in the Condensed Consolidated Statements of Operations as Special Charges.

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

INTRODUCTION

         Since the end of its fiscal year ended June 30, 1996, the Company has continued its restructuring of operations. In July 1996, the Company closed seven underperforming warehouses and, in October 1996, closed one additional warehouse. Management is continuing its heightened monitoring of certain other underperforming warehouses. As of February 19, 1997, the Company operates 84 warehouses in 26 states.

         On October 31, 1996, the Company held a meeting with fifteen of its principal trade creditors for the purpose of enlisting their assistance in an informal reorganization of the Company's fiscal affairs. These creditors formed a working committee of six members and granted the Company an indefinite moratorium for the purpose of presenting a proposed plan of reorganization for consideration by such committee. The Company has retained the independent consulting firm of Hankin & Co. and special legal counsel to advise it in this process.

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

RESULTS OF OPERATIONS

         Net sales for the three months ended December 31, 1996 were $10,681,388, a decrease of $3,891,885, or 26.7% from the same period for the prior year. Net sales for the six months ended December 31, 1996 were $27,396,236, a decrease of $2,507,378 or 8.3 % from the same period for the prior year. The decreases were primarily due to operating 15 fewer warehouses during the periods and to a lack of fast moving inventory in the Company's warehouses which was brought about by financial constraints. Sales at the Company's 77 comparable Reddi Brake warehouses (based on warehouses opened at least 12 full months as of December 31, 1996) decrease approximately 4.3% for the six months ended December 31, 1996, as compared to the same period last year.

         As a percentage of revenues, gross profit decreased to 36.7% and 36.8%, respectively, for the three and six month periods ended December 31, 1996, as compared to 40.5% and 41.4% during the same periods of the prior year. These decreases are primarily due to the Company having exhausted its amortization of purchase discounts for initial inventories. For further explanation of such purchase discounts see Note B to the Condensed Consolidated Financial Statements in Item 1. During the three and six month periods ended December 31, 1996, the Company did not amortize any purchase discounts as compared to $473,000 and $1,414,000 for the same periods last year.

         As a percentage of revenues, store operating and selling expenses for the three and six month periods ended December 31, 1996 were 54.1% and 43.9%, respectively, as compared to 35.8% and 33.2% over the same periods of the prior year. The Company attributes these increases to a buildup of personnel and delivery vehicles in anticipation of unrealized growth, and the inability to effect reductions proportionate to the actual sales results.

         As a percentage of revenues, general and administrative expenses for the three and six month periods ended December 31, 1996 were 15.5% and 11.5%, respectively, as compared to 16.0% and 12.9% over the same periods of the prior year. The decrease in expenses for the three and six month periods in the current year is a result of certain one-time charges of approximately $460,000 being incurred during the same periods in the prior year. These charges included
(a) a reserve of $310,000 for settlements on lawsuits and (b) approximately $150,000 in charges related to the departure of three officers.

         As of December 31, 1995 the Company approved a plan to close 14 warehouses and accordingly recorded a provision for estimated costs amounting to $721,794 during the six months ended December 31, 1995. The provision consists principally of estimated losses on leases, the write down of inventories to net realizable value, and the abandonment of certain assets. During the first quarter of 1997 the Company decided to close an additional 7 of its underperforming warehouses and accordingly recorded a provision for estimated costs amounting to $200,000.

         Interest expenses, net, increased to $307,227 and $662,696, respectively, for the three and six month periods ended December 31, 1996, as compared to $276,803 and $604,446 for the same periods last year. The increases were primarily due to increased borrowings to finance insurance premiums in the current year, and reduced interest income on notes receivable and cash balances.

         The Company's business is seasonal in nature, with stores sales historically running higher in the first and fourth quarters of the fiscal year (April through September).

LIQUIDITY AND CAPITAL RESOURCES

         The Company's working capital has decreased by $12,836,275 during the six month period ended December 31, 1996. This decrease is primarily a result of the Company's continuing losses and the reclassification of the Subordinated Convertible Debt to current liabilities. (Also see Part II, Item 3. Defaults Upon Senior Securities. As discussed above, the Company will require an infusion of additional working capital if it is to continue its operations.

         In November 1995 (as amended on March 18, 1996) the Company obtained a new working capital line of credit (the "CIT Line") with the CIT Group. The maximum credit available under the CIT Line is the lesser of (a) $13 million, or
(b) the sum of 85% of eligible accounts receivable and 55% of eligible inventory. Borrowings under the CIT Line bear interest at a rate equal to the CIT's prime lending rate (8.25% at December 31, 1996) plus 1.50%. Borrowings are collateralized by the Company's accounts receivable, notes receivable, inventory, fixtures and equipment. Under the terms of the CIT Line, the Company must comply with certain reporting The Company would have been in default under certain financial covenants as of December 31, 1996, but CIT has agreed, for consideration, to amend the agreement to remove all financial covenants. (Also see Part II, Item 3. Defaults Upon Senior Securities.)

         The Company's principal sources of funds are cash generated from operations, borrowings on the CIT line, and additional subordinated debt and equity capital as provided. In April and June 1996 the Company raised approximately $8,300,000 from two offering of convertible preferred stock. These funds were used to reduce accounts payable to trade and other creditors and to offset operating losses. As of February 10, 1997, the Company owed approximately $4,900,000 on the CIT Line, with no additional borrowing availability.

         As of February 10, 1997, the Company owed approximately $9.5 million to its trade and other creditors, but is unable to make timely payments to these creditors. Accordingly, the Company's major trade creditors have placed the Company on COD status or credit hold, which has adversely effected the Company's ability to fill customer orders. Although the Company has excess inventories of certain items, it has shortages of other fast-selling items. For these reasons the Company called an October 31, 1996 meeting with 18 principal trade creditors, as discussed above. These creditors have formed a working committee of six members and granted the Company an indefinite moratorium for the purpose of presenting a proposed plan of reorganization for consideration by such committee. These creditors have also agreed, on a company-by-company basis, to provide terms allowing the Company to obtain critical goods and services during this moratorium.

         On January 13, 1997, the Company announced it has reached an agreement with the Creditors Committee which will allow it to return certain slow moving inventory in exchange for fast moving inventory and a reduction in accounts payable. The agreement is contingent upon a third party investment of cash and real estate. Management had entered into a definitive agreement with an investor which required the investor to close by January 27, 1997. As of February 20, 1997 the investor has not completed the requirements of the agreement and the Company does not anticipate going forward with this investor. The Company is currently reviewing proposals by other investors and investor groups that would satisfy the Company's agreement with its major trade creditors and allow it to complete its informal reorganization. As of this date the Company has not entered into a new definitive agreement and there can be no assurance that such an agreement will now be reached.

         In connection with the informal reorganization the Company has provided $298,153 for legal and professional fees in the Condensed Consolidated Statements of Operations as Special Charges.

         Any proposed plan of reorganization will require not only gross margin improvement, expense reduction, and improved inventory planning and control, but also an infusion of additional working capital. Although management is engaged in discussions with several potential sources of capital, there can be no assurance that the Company will be able to raise the additional capital required. If the Company is unable to raise additional working capital in the near future (in conjunction with its plan of reorganization) it is doubtful that the Company will be able to continue its operations and likely that it will be required to file for reorganization or liquidation under federal bankruptcy laws.


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

         Recent Operating Losses. For the three and six month periods ended December 31, 1996, and its fiscal year ended June 30, 1996, the Company reported losses of, respectively, $4,123,649, $6,246,994 and $8,557,836, primarily due to the factors discussed earlier. Although the Company's management has responded to these losses with measures intended to reorganize operations, there can be no assurance that these or any other measures will lead to profitability for the Company.

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

         Decrease in Gross Margins. As discussed above, the Company's gross margin for the three and six month periods ended December 31, 1996 was 36.7% and 36.8%, respectively, down from 40.5% and 41.4% during the same periods in the previous year. These decreases were primarily due to the exhaustion of amortization of past purchase discounts. For this reason, the Company also expects decreases in its gross margins for the quarter ending March 30, 1997 and for fiscal 1997, as compared to its prior year.

         Defaults in Loan Covenants. The Company is presently engaged in restructuring its $6.9 million subordinated convertible notes and did not pay the $155,000 interest payment due note holders January 31, 1997. As of February 20, 1997 no note holder has made demands on the Company in accordance with the default provisions of the note purchase agreement. The $6.9 million has been reclassified as a short term liability until such time as the restructuring is complete and the Company is no longer in default.

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

         Other Factors Affecting Market Price. The market price of the Company's Common Stock may be adversely affected by a number of other factors, including future sales of restricted shares (which presently covers approximately 5 million shares), the possible exercise of various warrants and options which could result in the issuance of up to approximately 3.5 million additional shares, the conversion of up to $6.9 million of 9.0% Adjustable Convertible Subordinated Notes into a maximum (subject to anti-dilution adjustments) of approximately 3.2 million shares, the issuance of additional shares of Common and Preferred Stock, (including the issuance of additional shares of Common Stock upon conversion of outstanding shares of Class B preferred stock), and fluctuations in response to periodic variations in operating results, market conditions and general economic conditions and factors external to the Company. In addition, under the proposed settlement with its vendors, the Company may issue a substantial amount of additional shares of Common Stock in satisfaction of amounts owed.

REDDI BRAKE SUPPLY CORPORATION AND SUBSIDIARY

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

         On December 19, 1996, the United States District Court for the Central District of California approved the settlement agreement on the class action lawsuit filed October 31, 1995. The cash portion of the settlement is to be paid by an insurance company. In addition to the cash, plaintiffs will receive 500,000 warrants for Company Common Stock, exercisable over a three year period at $2.625 per share. As previously reported, the Company believes this settlement will not have a material adverse impact on its results of operations or financial condition.

ITEM 2. CHANGES IN THE RIGHTS OF SECURITY HOLDERS.

         Not applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

         Under the terms and conditions of its Loan and Security Agreement (the "Agreement") dated November 29, 1995, as amended, with The CIT Group ("CIT") the Company must comply with certain financial reporting and covenants. In October 1996 the Company called a meeting of its principal trade creditors. Such a meeting is an event of default under the terms of the Agreement. CIT has agreed to waive this default. The Company would have been in default under certain financial covenants as of December 31, 1996, but CIT has agreed, for consideration, to amend the agreement to remove all financial covenants.

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

         On January 31, 1997, the Company failed to make quarterly interest payments of $155,000 due on its Subordinated Convertible Debt. The Company is in negotiations with the note holders through the Placement Agent to restructure the notes. While the note holders have agreed in principle to restructuring of their notes or a conversion of the notes to equity, no definitive agreement has been reached at this time. As of February 20, 1997 no note holder has made demands on the Company in accordance with the default provisions of the note purchase agreement.

ITEM 4. RESULTS OF VOTES OF SECURITY HOLDERS

         On October 24, 1996 at a Special Shareholders Meeting, the Company was authorized to amend its Certificate of Incorporation to increase its number of authorized shares of common stock from 35,000,000 to 75,000,000. The results of ballots cast on this proposal, which was the only proposal considered at the meeting, were as follows: 16,010,571 shares voted "For", 1,692,013 shares voted "Against", and 69,814 shares voted "Abstain".


ITEM 5. OTHER INFORMATION

         Not applicable

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.


                                            REDDI BRAKE SUPPLY CORPORATION




Date:  February 21, 1997                    /s/Richard J. McGorrian
                                            -----------------------
                                            Richard J. McGorrian
                                            Chief Executive Officer
                                            President
                                            Director



Date:  February 21, 1997                    /s/Sandford T. Waddell
                                            ----------------------
                                            Sandford T. Waddell
                                            Executive Vice President
                                            Chief Financial Officer
                                            Director



Date:  February 21, 1997                    /s/Gary A. Van Wagner
                                            ---------------------
                                            Gary A. Van Wagner
                                            Principal Accounting Officer