Form 10-Q
period 1997-03-31
REDDI BRAKE SUPPLY CORP
filed 1997-05-20
CIK 867687

                                   FORM 10-Q

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1997

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                For the transition period from ______ to ______

                         Commission file number 0-19620

                         REDDI BRAKE SUPPLY CORPORATION
                         ------------------------------
             (Exact name of registrant as specified in its charter)

             NEVADA                                   04-1152135
             ------                                   ----------
  (State or other jurisdiction of         (I.R.S. Employer Identification No.)
   incorporation or organization

                               1376 Walter Street
                           Ventura, California 93003
                           -------------------------
               (Address of principal executive offices, Zip Code)

                                 (805) 644-8355
                                 --------------
              (Registrant's telephone number, including area code)

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

As of May 14, 1997, 56,307,140 shares of the registrant's common stock were outstanding.

                 REDDI BRAKE SUPPLY CORPORATION AND SUBSIDIARY

                                   FORM 10-Q
                                 March 31, 1997
INDEX

PART I: FINANCIAL INFORMATION                                           PAGE
                                                                       NUMBER
                                                                       ------
Item 1. Financial Statements (Unaudited)

        Condensed Consolidated Balance Sheets as of March 31, 1997
         and June 30, 1996................................................3
        Condensed Consolidated Statements of Operations for the
         three months ended March 31, 1997 and March 31, 1996
         and the nine months ended March 31, 1997 and
         March 31, 1996...................................................4
        Condensed Consolidated Statements of Cash Flows for the
         nine months ended March 31, 1997 and 1996........................5
        Notes to Condensed Consolidated Financial Statements............6-8

Item 2. Management's Discussion and Analysis of Financial
         Condition and Results of Operations...........................9-12

PART II: OTHER INFORMATION

Item 1. Legal Proceedings.............................................13-14

Item 2. Changes in the Rights of Security Holders........................14

Item 3. Defaults Upon Senior Securities..................................14

Item 4. Results of Votes of Securities Holders...........................14

Item 5. Other Information................................................14

Item 6. Exhibits and Reports on Form 8-K.................................14

Signatures...............................................................14

                         PART I. FINANCIAL INFORMATION
                          Item 1. Financial Statements

                 REDDI BRAKE SUPPLY CORPORATION AND SUBSIDIARY

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                                  A S S E T S

                                                      March 31,       June 30,
                                                        1997            1996
                                                     -----------    -----------
CURRENT ASSETS:
 Cash and cash equivalents                           $    81,299    $   571,156
 Assets held for sale                                 20,399,674            --
 Less allowance to net realizable value              (14,200,000)           --
 Accounts receivable, net                                    --       6,064,675
 Other receivables                                           --         428,126
 Inventories                                                 --      24,921,223
 Supplies and prepaid expenses                           171,898        141,216
 Notes and advances due from stockholders                    --         242,632
 Notes receivable due from Hi/Lo                         498,330        662,256
                                                     -----------    -----------
    Total current assets                               6,951,201     33,031,284
                                                     -----------    -----------
FACILITIES AND EQUIPMENT                               3,264,402      6,701,515
 Less-Accumulated depreciation and amortization        1,526,571     (3,081,225)
                                                     -----------    -----------
                                                       1,737,831      3,620,290
                                                     -----------    -----------

NOTES RECEIVABLE DUE FROM HI-LO AUTOMOTIVE             1,263,347      1,548,599
UNAMORTIZED DEBT ISSUANCE COSTS                              --         634,422
DEPOSITS                                                 299,814        302,266
INTANGIBLE ASSETS, net of accumulated amortization       737,677        789,388
                                                     -----------    -----------
                                                      10,989,870     39,926,249
                                                     -----------    -----------

                  LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
 Liabilities not subject to compromise
 Accounts payable                                        205,236      6,598,710
 Short-term borrowings                                 3,937,250      6,955,467
 Current portion of obligations under capital leases         --       1,124,810
 Accrued expenses                                            --       2,214,446
 Accrued costs related to discontinued operations            --       1,296,850
                                                     -----------    -----------
     Total current liabilities                         4,142,486     18,190,283
                                                     -----------    -----------
Liabilities subject to compromise                     19,099,691            --

OBLIGATIONS UNDER CAPITAL LEASES,
  net of current portion                                     --         940,925
DEFERRED INCOME TAX                                      467,000        467,000
SUBORDINATED CONVERTIBLE DEBT, 9-3/4 COUPON                  --       6,900,000
STOCKHOLDERS' EQUITY (DEFICIT)
 Preferred stock                                       1,341,400      9,547,294
 Common stock                                              4,827          1,786
 Additional paid-in capital                           38,837,953     30,564,260
 Accumulated deficit                                 (52,903,487)   (26,685,249)
                                                     -----------    -----------
     Total stockholders' equity (deficit)            (12,719,307)    13,428,041
                                                     -----------    -----------
                                                     $10,989,870    $39,926,249
                                                     ===========    ===========

              The accompanying notes are an integral part of these
                     condensed consolidated balance sheets.

                 REDDI BRAKE SUPPLY CORPORATION AND SUBSIDIARY

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                                                Three Months Ended March 31,    Nine Months Ended March 31,
                                                                ----------------------------    ----------------------------
                                                                   1997            1996            1997            1996
                                                                -----------     -----------     -----------     ------------
NET SALES                                                         4,454,377     $15,417,692     $31,850,613     $ 45,321,306

COST OF GOODS SOLD                                                2,830,030       9,546,321      20,133,886       27,063,819
                                                                -----------     -----------     -----------     ------------
  Gross profits                                                   1,624,347       5,871,371      11,716,727       18,257,487

EXPENSES
  Warehouse operating and selling                                 4,546,778       5,742,938      16,582,792       15,679,375
  Special charges                                                         -               -         298,153                -
  General and administrative                                      1,699,037       1,563,590       4,841,548        5,426,893
  Provision for warehouse closure                                                         -         200,000          721,794
  Loss on sale of certain assets                                 14,200,000               -      14,200,000                -
  Write off debt issuance costs                                     519,700               -         519,700                -
                                                                -----------     -----------     -----------     ------------
                                                                 20,965,515       7,306,528      36,642,193       21,828,062
                                                                -----------     -----------     -----------     ------------
  Income (loss) from operations                                 (19,341,168)     (1,435,157)    (24,925,466)      (3,570,575)

INTEREST EXPENSE, net                                               353,522         359,936       1,016,218          964,382
                                                                -----------     -----------     -----------     ------------
  Loss before provision for income taxes                        (19,694,690)     (1,795,093)    (25,941,684)      (4,534,957)
  Reorganization items                                              205,714               -         205,714                -

PROVISION FOR INCOME TAXES                                                -               -               -          (15,000)
                                                                -----------     -----------     -----------     ------------
NET LOSS                                                        (19,900,404)    $(1,795,093)    (26,147,398)    $ (4,549,957)
                                                                ===========     ===========     ===========     ============
NET LOSS PER COMMON SHARE                                       $     (0.45)    $     (0.11)    $     (0.79)           (0.28)
                                                                ===========     ===========     ===========     ============
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING             44,668,274      16,530,908      32,899,058       16,521,737
                                                                ===========     ===========     ===========     ============


              The accompanying notes are an integral part of these
                       condensed consolidated statements.

                 REDDI BRAKE SUPPLY CORPORATION AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                          NINE MONTHS ENDED MARCH 31,
                                  (Unaudited)

                                                            1997            1996
                                                        ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                              $(26,147,398)   $(4,549,957)
  Adjustments to reconcile net loss
    to net cash used in operating activities:
      Depreciation and amortization                        1,083,896      1,031,865
      Amortization of debt issuance costs                    114,722         33,612
      Provision for bad debts                                268,881        141,647
      Write off of employee note receivable                        -         73,073
      Write off debt issuance costs                          519,700              -
      Loss on sale of equipment                                8,351              -
      Reserve for note receivable from shareholder           244,014              -
      Loss on sale of certain assets                      14,200,000              -

      Changes in assets and liabilities
        associated with operating activities:
          Accounts receivable                              4,887,341       (878,365)
          Inventories                                      6,712,549      5,443,009
          Other receivables                                  345,579        140,376
          Prepaid expenses & deposits                        (28,230)      (582,642)
          Accounts payable                                (6,393,474)    (5,213,830)
          Accrued expense                                 (3,511,296)       359,936
          Accounts payable and accrued expenses
            subject to compromise                         10,834,994              -
                                                        ------------    -----------
                Total adjustments                         29,287,027        539,681
                                                        ------------    -----------
  Net cash provided by (used in) operating activities      3,139,629     (4,010,576)
                                                        ------------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of equipment                             63,493              -
  Increase in intangible assets                                    -       (359,877)
  Purchases of fixtures, equipment and
    leaseholds                                              (311,355)      (655,882)
  Advances to officers                                        (1,382)        52,927
  Notes receivable principal payments                        449,175        513,183
                                                        ------------    -----------
    Net cash provided by (used in)
      investing activities                                   199,931       (449,649)
                                                        ------------    -----------
 CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase (decrease) in short-term borrowings        (3,018,217)    (3,295,532)
  Proceeds from the issuance of
    common stock                                                             47,500
  Net activity on capital lease obligations                 (811,200)      (585,062)
                                                        ------------    -----------
        Net cash (used in) provided by financing
          activities                                      (3,829,417)     2,757,970
                                                        ------------    -----------
NET DECREASE IN CASH                                        (489,857)    (1,701,955)

CASH AND CASH EQUIVALENTS,
  beginning of period                                        571,156      1,701,955
                                                        ------------    -----------
CASH AND CASH EQUIVALENTS, end of period                $     81,299    $         0
                                                        ============    ===========



              The accompanying notes are an integral part of these
                       condensed consolidated statements.

                 REDDI BRAKE SUPPLY CORPORATION AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 1997
                                  (Unaudited)

A.      Chapter 11 Reorganization
        -------------------------

                On March 17, 1997, an involuntary petition for reorganization under Chapter 11 of the Federal Bankruptcy Code was filed against Reddi Brake Supply Company, Inc. ("Subsidiary"), the wholly-owned subsidiary of Reddi Brake Supply Company ("Parent"), (collectively "Company"). The involuntary petition was filed by a group of four unsecured creditors of the Subsidiary in the United States Bankruptcy Court ("Court") for the Central District of California in Santa Barbara, California (Case No. ND97-11349-RP). On March 16, 1997, the Subsidiary closed and secured all of its 64 warehouses and laid off all of its field employees and most of its administrative personnel. The immediate closure and layoff was necessary due to the lack of sufficient capital on the part of the Company or the Subsidiary to continue operations.

                On or about March 27, 1997, the Subsidiary reached a preliminary non-binding agreement in principle with its secured lender and certain of its unsecured trade creditors, including the four unsecured creditors who filed the involuntary petition. Pursuant to that agreement in principle, the Subsidiary was allowed to convert to a voluntary Chapter 11 proceeding for purposes of reorganizing. As part of the agreement in principle, the Subsidiary's secured lender agreed to provide limited debtor-in-possession funding ("DIP Funding") for purposes of financing the reorganization.

                On March 27, 1997, the Subsidiary filed a petition for conversion to a voluntary Chapter 11 proceeding with the Court. At the same time, the Subsidiary's secured lender submitted its own motion for a stay or further proceedings in order for it to arrange for the provision of the DIP Funding. Both motions were approved by the Court on April 4, 1997. In consideration of the senior lender's agreement to provide the DIP Funding, the Subsidiary stipulated that unless a definitive commitment for the capitalization or purchase of the Subsidiary or its assets was obtained by April 18, 1997, the Subsidiary would commence the orderly liquidation of all assets. A commitment, satisfactory to the secured lender, was received by that date.

                On April 29, 1997, the Subsidiary reached a definitive agreement with Express Parts Warehouse Inc., a privately owned company based in Raleigh, N.C., to sell substantially all of its assets. A motion has been filed with the Court requesting approval of the sale and a hearing has been set for May 21. The sale is subject to approval by the Court.

                Express Parts Warehouse has agreed to pay approximately $6.2 million in cash at closing for warehouse and headquarters assets, including inventory, accounts receivables, company owned vehicles, fixtures and equipment, and the name "Reddi Brake." Pursuant to the asset purchase agreement, the Subsidiary will sell substantially all of its assets except for two notes with current face values of approxi-mately $1.6 million which will remain with the Subsidiary. The agreement, if completed, will leave the Subsidiary with cash and notes totaling approximately $8 million, but with no operating assets. Liabilities of the Subsidiary consist of a total of approximately $15 million owed to the secured lender, former employees for unpaid wages, and to unsecured creditors.

                If the sale is approved by the Court and consummated, the Subsidiary expects to submit a plan of reorganization to the Court providing for the distribution of all available cash and the notes to creditors of the company, at which time the Subsidiary would liquidate.

                The Parent's assets consist only of the stock of the Subsidiary. The liabilities of the Parent consist primarily of $6.9 million of subordinated convertible notes. If the asset sale closes, and if the proceeds of the sale are distributed to creditors as part of the bankruptcy proceedings, then the Company will have no operations or significant assets other than its net operating loss of approximately $12 million (as of June 30, 1996) and its current status as a publicly traded operation.


                In connection with its proposed sale of certain assets, a loss of $14,200,000 has been recorded in the accompanying March 31, 1997 condensed consolidated financial statements.

B.      Basis of Presentation
        ---------------------

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

                The accompanying March 31, 1997 condensed financial statements were prepared consistent with the provisions of AICPA Statement of Position 90-7: Financial Reporting by Entities in Reorganization Under the Bankruptcy Code (SOP 90-7). Under SOP 90-7 an entity distinguishes prepetition liabilities subject to compromise from those that are not and from postpetition liabilities.

C.      Summary of Significant Accounting Policies
        ------------------------------------------

        Assets held for sale
        --------------------

        Assets held for sale at March 31, 1997 consists of the following assets which have been written down to their net realizable value of $6.2 million as contemplated by the proposed sale of certain assets to Express Parts Warehouse as described above (see Note A)

        Inventory                             $18,208,674
        Accounts receivable (net)                 991,000
        Facilities and Equipment (net)          1,200,000
                                              -----------
                      Total                    20,399,674

        Allowance to net realizable value      14,200,000
                                              -----------
                     Net realizable value     $ 6,199,674
                                              ===========

        Liabilities subject to compromise
        ---------------------------------

        Liabilities subject to compromise consisted of the following at March 31, 1997:

        Accounts payable                      $ 9,735,407
        Accrued liabilities                     1,209,749
        Obligations under capital leases        1,254,535
        Subordinated debt                       6,900,000
                                              -----------
                                              $19,099,691
                                              ===========
        Inventories
        -----------

        The Company's inventories, consisting primarily of finished goods, are stated at lower of FIFO (first in, first out) cost or market.

         During fiscal years 1994 and 1995, the Company received, from certain suppliers of product, purchase discounts for the initial inventory purchase of a new warehouse. These purchase discounts have been recorded as a reduction of cost of goods sold over the Company's estimated aggregate inventory turn which approximates twelve months. This monthly reduction in the cost of goods sold produces a result which is not materially different than the result which would be obtained if the Company allocated the discount to each particular stock keeping unit acquired in the initial inventory. Under the Company's method of accounting for such discounts, inventory, net of the unamortized discount, is stated at the lower of cost or market which would approxi-mate that computed in all material respects, by allocating the discount to each item purchased. The Company had fully amortized all such discounts as of June 30, 1996, and accordingly, did not reduce costs of goods sold in the three and nine month periods ended March 31, 1997.

        In addition, the Company receives, from certain suppliers of product, purchase discounts and rebates related to volume purchasing. These discounts and rebates are recognized as reductions in the cost of goods sold to the extent the related inventory has been sold, based on the Company's annualized aggregate inventory turn. Under the Company's method of accounting for such discounts and rebates, to the extent that the inventory for which the discounts and rebates relate has not been sold, inventory net of the unamortized discounts and rebates is stated at the lower of cost or market which would approximate that computed in all material respects by allocating the discounts and rebates to each item purchased. During the three and nine month periods ended March 31, 1997, the Company reduced costs of goods sold by such discounts in the amounts of approximately $0 and $104,000, respectively.

        Income Taxes
        ------------

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

        Net Income (loss) per Common Share
        ----------------------------------

                Net income (loss) per common share is based upon the weighted average number of common shares outstanding in each period. As the aggregate dilution of common stock equivalents is anti-dilutive, the Company is not reporting both primary and fully diluted income (loss) per share.

D.      Statements of Cash Flows
        ------------------------

                The Company prepares its consolidated statements of cash flows using the indirect method as prescribed by Statement of Financial Accounting Standards No. 95. For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

                Cash paid for interest was approximately $750,000 for the nine months ended March 31, 1997, as compared to $1,257,000 for the same period last year. The Company did not pay any income taxes during the nine months ended March 31, 1997 and 1996.

E.      Stockholders' Equity
        --------------------

                For the three and nine month periods ended March 31, 1997, the Company's stockholders' equity decreased by $19,320,908 and $26,147,398, respectively. These decreases were attributable to the net losses in the quarters. As of March 31, 1997, the Company had a total of 48,266,196 shares of common stock outstanding.

F.      Line of Credit
        --------------

                In November 1995, the Company obtained a working capital line of credit with the CIT Group. The maximum credit available under the CIT Line is the lesser of (a) $13 million, or (b) the sum of 85% of eligible accounts receivable and 55% of eligible inventory. Borrowings under the CIT Line bear interest at a rate equal to the CIT's prime lending rate (8.25% at December 31, 1996) plus 1.50%. Borrowings are collateralized by the Company's cash, accounts receivable, notes receivable, inventory, fixtures and equipment.

                In April of 1997, CIT received approval from the Court on a motion which provided for debtor-in-possession-funding through May 16, 1997. In consideration of CIT's agreement to provide the funding, the Company stipulated that unless a definitive commitment for the capitalization or purchase of the Subsidiary or its assets was obtained by April 18, 1997 the Subsidiary would commence the orderly liquidation of all assets. The Company reached a definitive agreement with Express Parts Warehouse Inc., which satisfied the stipulation with CIT. On May 16, 1997 CIT agreed to effectively extend the stipulation through the date of the closing.

G.      Warehouse Closings
        ------------------

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


H.      Changes in Capital
        ------------------

                On October 24, 1996 at a Special Shareholders Meeting, the Company was authorized to increase its number of common shares from 35,000,000 to 75,000,000

                During the nine months ended March 31, 1997, the company converted 400,000 shares of the Company's Class A preferred shares. During the nine months ended March 31, 1997, the Company converted 420,000 shares of its Class B preferred shares. These shares were converted into 22,362,617 shares of common stock. As of March 31, 1997, all Class A preferred shares had been converted and 130,000 of Class B shares remained outstanding.

I.      Adoption of Accounting Standards
        --------------------------------

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

J.      Note due from Stockholder
        -------------------------

                 The note due from stockholder at June 30, 1996 consists of advances to Mr. Allen J. Sheerin, former Chairman of the Board, and is evidenced by a promissory note dated April 7, 1994. The balance of the note is due in June of 1997 and is currently in default. Due to the uncertainties surrounding the collection of the note the company has recorded a reserve equal to the full amount of principal and interest at March 31, 1997.

K.      Reorganization Costs
        --------------------

                Included in reorganization costs are legal and professional fees directly related to the Chapter 11 filing. $205,714 of such fees have been expensed as incurred.

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

INTRODUCTION
------------

        On March 17, 1997, an involuntary petition for reorganization under Chapter 11 of the Federal Bankruptcy Code was filed against Reddi Brake Supply Company, Inc. ("Subsidiary"), the wholly-owned subsidiary of Reddi Brake Supply Corporation ("Parent"), (collectively "Company"). The involuntary petition was filed by a group of four unsecured creditors of the Subsidiary in the United States Bankruptcy Court ("Court") for the Central District of California in Santa Barbara, California (Case No. ND97-11349-RR). On March 16, 1997, the Subsidiary closed and secured all of its 84 warehouses and laid off all of its field employees and most of its administrative personnel. The immediate closure and layoff was necessary due to the lack of sufficient capital on the part of the Company or the Subsidiary to continue operations.

        On or about March 27, 1997, the Subsidiary reached a preliminary non-binding agreement in principle with its secured lender and certain of its unsecured trade creditors, including the four unsecured creditors who filed the involuntary petition. Pursuant to that agreement in principle, the Subsidiary was allowed to convert to a voluntary Chapter 11 proceeding for purposes of reorganizing. As part of the agreement in principle, the Subsidiary's secured lender agreed to provide limited debtor-in-possession funding ("DIP Funding") for purposes of financing the reorganization.

        On March 27, 1997, the Subsidiary filed a petition for conversion to a voluntary Chapter 11 proceeding with the Court. At the same time, the Subsidiary's secured lender submitted its own motion for a stay or further proceedings in order for it to arrange for the provision of the DIP Funding. Both motions were approved by the Court on April 4, 1997. In consideration of the senior lender's agreement to provide the DIP funding, the Subsidiary stipulated that unless a definitive commitment for the capitalization or purchase of the Subsidiary or its assets was obtained by April 18, 1997, the Subsidiary would commence the orderly liquidation of all assets. A commitment, satisfactory to the secured lender, was received by that date.

        On April 29, 1997, the Subsidiary reached a definitive agreement with Express Parts Warehouse Inc., a privately owned company based in Raleigh, N.C., to sell substantially all of its assets. A motion has been filed with the Court requesting approval of the sale and a hearing has been set for May 21. The sale is subject to approval by the Court.

        Express Parts Warehouse has agreed to pay approximately $6.2 million in cash at closing for warehouse and headquarters assets, including inventory, accounts receivables, company owned vehicles, fixtures and equipment, and the name "Reddi Brake." Pursuant to the asset purchase agreement, the Subsidiary will sell substantially all of its assets except for two notes with current face value of approximately $1.6 million which will remain with the Subsidiary. The agreement announced, if completed, will leave the Subsidiary with cash and notes totaling approximately $8 million, but with no operating assets. Liabilities of the Subsidiary consist of a total of approximately $15 million owed to the secured lender, former employees for unpaid wages, and to unsecured creditors.

        If the sale is approved by the Court and consummated, the Subsidiary expects to submit a plan of reorganization to the Court providing for the distribution of all available cash and the notes to creditors of the company, at which time the Subsidiary would liquidate.

        The Parent's assets consist only of the stock of the Subsidiary. The liabilities of the Parent consist primarily of $6.9 million of subordinated convertible notes. If the asset sale closes, and if the proceeds of the sale are distributed to creditors as part of the bankruptcy proceedings, then the Company will have no operations or significant assets other than its net operating loss of approximately $12 million (as of June 30, 1996) and its current status as a publicly traded corporation.

RESULTS OF OPERATIONS
---------------------

        Net sales for the three months ended March 31, 1997 were $4,454,377, a decrease of $10,963,315, or 71.1%, from the same period for the prior year. Net sales for the nine months ended March 31, 1997 were $31,850,613, a decrease of $13,470,693, or 29.7%, from the same period for the prior year. These decreases are primarily due to the shortage of fast moving merchandise brought about by the Company's financial situation.

        As a percentage of revenues, gross profit decreased to 36.4% and 36.7%, respectively, for the three months and nine months ended March 31, 1997, as compared to 38.1% and 40.3% during the same periods of the prior year. These decreases are primarily due to the Company recognizing less purchase discounts, as a percentage of sales, and reducing prices on certain items to meet competitive conditions. For further explanation of such purchase discounts, see Note B to the Condensed Consolidated Financial Statements in Item 1 above.

        As a percentage of revenues, warehouse operating and selling expenses for the three and nine months ended March 31, 1997 were 102% and 52.1%, respectively, as compared to 37.3% and 34.6% over the same periods of the prior year. The Company attributes these increases to the significantly decreased sales levels and the Company's inability to effect reductions proportionate to the decreased sales levels.

        As a percentage of revenues, for the three and nine months ended March 31, 1997, general and administrative expenses were 38.1% and 15.2%, respectively, as compared to 10.1% and 12.0% during the same periods of the prior year. These increases primarily reflect the impact of a fixed overhead cost structure in relation to declining sales.

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

        The income tax provisions as of March 31, 1996 represents alternative minimum tax for federal purposes, and the minimum tax due for certain states.

        Prior to the filing of Chapter 11 in March of 1997 the Company had formed an informal working committee of creditors and was endeavoring to raise additional capital and effect an informal plan or reorganization. In connection with these activities the Company provided for $298,153 for certain professional and legal costs in the Condensed Consolidated Statement of Operations as Special Charges. The Company has classified professional fees of $205,714 directly related to the Chapter 11 filing as reorganization costs and expenses as incurred.

        The Company's business is seasonal in nature, with warehouse sales historically running higher in the first and fourth quarters (April through September) of the fiscal year.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

        Immediately following the March 17, 1997 Chapter 11 bankruptcy filing the Company had cash of approximately $80,000. The Company's secured working capital line of credit with the CIT Group was suspended as of the filing date. Shortly after the filing the Company and the CIT Group reached agreement for the CIT Group to provide up to $500,000 of debtor-in-possession funding ("DIP Funding") for the purpose of financing the Chapter 11 reorganization. As of May 18, 1997, the Company has used approximately $440,000 of the DIP Funding. It is anticipated that the Company will use all $500,000 of the DIP Funding as of the close of the sale of the Company's operating assets to Express Part Warehouse, Inc.

        The Company's subsidiary expects to receive approximately $6,200,000 in cash from the sale of assets owned by the Company's operating subsidiary. Most of these funds will be used to repay balances owned the subsidiary's secured lender. Some amounts of the remaining cash will be used by the subsidiary, as a debtor-in-possession, to finance the subsidiary's plan of reorganization or liquidation. Such expenditures are subject to approval of the bankruptcy court. Amounts remaining, including certain notes held by the subsidiary, are expected to be used for payment of wages owed former employees and administrative costs of the bankruptcy. It is also expected that any remainder amount will be distributed to the unsecured creditors according to the plan to be approved by the bankruptcy court.

PART II - OTHER INFORMATION

Item 1.         Legal Proceedings.
                ------------------

        On March 17, 1997, an involuntary petition for reorganization under Chapter 11 of the Federal Bankruptcy Code was filed against Reddi Brake Supply Company ("Subsidiary"), the wholly-owned subsidiary of the Parent. The involuntary petition was filed by a group of four unsecured creditors of the Subsidiary in the United States Bankruptcy Court ("Court") for the Central District of California in Santa Barbara, California (Case No. ND97-11349-RR). On March 18, 1997, the Subsidiary closed and secured all of its 84 warehouses and laid off all of its field employees and most of its administrative personnel. The immediate closure and layoff was necessary due to the lack of sufficient capital on the part of the Company or the Subsidiary to continue operations.

        On or about March 27, 1997, the Subsidiary reached a preliminary non-binding agreement in principle with its secured lender and certain of its unsecured trade creditors, including the four unsecured creditors who filed the involuntary petition. Pursuant to that agreement in principle, the Subsidiary was allowed to convert to a voluntary Chapter 11 proceeding for purposes of reorganizing. As part of the agreement in principle, the Subsidiary's secured lender agreed to provide limited debtor-in-possession funding ("DIP Funding") for purposes of financing the reorganization. A commitment, satisfactory to the secured lender was received by that date.

        On March 27, 1997, the Subsidiary filed a petition for conversion to a voluntary Chapter 11 proceeding with the Court. At the same time, the Subsidiary's secured lender submitted its own motion for a stay of further proceedings in order for it to arrange for the provision of the DIP Funding. Both motions were approved by the Court on April 4, 1997. In consideration of the senior lender's agreement to provide the DIP Funding, the Subsidiary stipulated that unless a definitive commitment for the capitalization or purchase of the Subsidiary or its assets was obtained by April 18, 1997, the Subsidiary would commence the orderly liquidation of all assets.

        On April 29, 1997, the Subsidiary reached a definitive agreement with Express Parts Warehouse Inc., a privately owned company based in Raleigh, N.C., to sell substantially all of its assets. A motion has been filed with the Court requesting approval of the sale and a hearing has been set for May 21. The sale is subject to approval by the Court.

        Express Parts Warehouse has agreed to pay approximately $6.2 million in cash at closing for warehouse and headquarters assets, including inventory, accounts receivables, company owned vehicles, fixtures and equipment, and the name "Reddi Brake." Pursuant to the asset purchase agreement, the Subsidiary will sell substantially all of its assets except for two notes with current face values of approximately $1.6 million which will remain with the Subsidiary. The agreement announced, if completed, will leave the Subsidiary with cash and notes totaling approximately $8 million, but with no operating assets. Liabilities of the Subsidiary consist of a total of approximately $15 million owed to the secured lender, former employees for unpaid wages, and to unsecured creditors.

        If the sale is approved by the Court and consummated, the Subsidiary expects to submit a plan of reorganization to the Court providing for the distribution of all available cash and the notes to creditors of the company, at which time the Subsidiary would liquidate.

        The Parent's assets consist only of the stock of the Subsidiary. The liabilities of the Parent's consist primarily of $6.9 million of subordinated convertible notes. If the asset sale closes, and if the proceeds of the sale are distributed to creditors as part of the bankruptcy proceedings, then the Company will have no operations or significant assets other than it's net operating loss of approximately $12 million and its current status as a publicly traded corporation.

Item 2.         Changes in Securities.

                Inapplicable.

Item 3.         Defaults Upon Senior Securities.

                Inapplicable.

Item 4.         Submission of Matters to a Vote of Security Holders.

                Inapplicable.

Item 5.         Other Information.

        The Company's wholly-owned subsidiary, Reddi Brake Supply Company, Inc. has entered into a definitive agreement to sell substantially all of its assets. See Item 1 above.

Item 6.         Exhibits and Reports on Form 8-K.

                (a)     Exhibits

                        Inapplicable.

                (b)     Reports on Form 8-K

        During the quarter ended March 31, 1997, the Company filed a Current Report on Form 8-K dated March 17, 1997 for purposes of reporting the filing of an involuntary petition for reorganization under Chapter 11 of the Federal Bankruptcy Code was filed against Reddi Brake Supply Company ("Subsidiary"), the wholly-owned subsidiary of the Company.

                                   SIGNATURES

        Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.



                                REDDI BRAKE SUPPLY CORPORATION



Date: May 20, 1997              /s/ SANDFORD T. WADDELL
                                ------------------------------
                                Sandford T. Waddell
                                Chief Executive Officer
                                Chief Financial Officer
                                Director



Date: May 20, 1997              /s/ GARY A. VAN WAGNER
                                ------------------------------
                                Gary A. Van Wagner
                                Principal Accounting Officer