Form 10KSB
period 1999-06-30
REDDI BRAKE SUPPLY CORP
filed 2000-03-22
CIK 867687

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           Form 10-KSB

        Annual Report Pursuant to Section 13 or 15(d) of
               the Securities Exchange Act of 1934
(Mark One)
[X] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
        For the fiscal year ended June 30, 1999

[ ]     Transition report under section 13 or 15(d) of the
        Securities Exchange Act of 1934
        For the transition period from   to


                 Commission File Number 0-19620

                 REDDI  BRAKE SUPPLY CORPORATION
         (Name of small business issuer in its charter)

      Nevada                                     84-1152135
(State or other jurisdiction of           (I.R.S. Employer I.D. No.)
incorporation or organization)

5882 South 900 East, Suite 202, Salt Lake City, Utah      84121
(Address of principal executive offices)                (Zip Code)

Issuer's telephone number, including area code 801-269-9500

Securities registered pursuant to Section 12(b) of the Exchange
Act: None

Securities registered under Section 12(g) of the Exchange Act:

                  $.0001 par value Common Stock
                        (Title of class)

Check whether the Issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such
filing requirements for the past 90 days.  Yes [ X ]   No [   ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-KSB or any amendment to this Form 10-KSB. [ X ]

The issuer's revenue for its most recent fiscal year was: $ -0-

The aggregate market value of the issuer's voting stock held as of March 10, 2000, by non-affiliates of the issuers was $2,035,857.

As of March 20, 2000, issuer had 59,224,952 shares of its no par value common stock outstanding.

Transitional Small Business Format:   Yes [   ]   No [ X ]

Documents incorporated by reference:  None

                             PART I

Item 1.  Description of Business.

     The Company was incorporated in Nevada on July 13, 1990 as Franklin Capital, Inc. On October 17, 1991, the Company changed its name to Wesco Auto Parts Corporation and again effected a name change on April 21, 1994 to Reddi Brake Supply Corporation.

     The Company's only significant asset was its wholly owned (operating) subsidiary RBSC, Inc., (formerly Reddi Brake Supply Company, Inc.). The subsidiary filed for Chapter 11 bankruptcy protection on March 17, 1997. All of the subsidiary's operating assets were sold to satisfy claims of creditors. The subsidiary's Plan of Reorganization became effective March 22, 1998. The subsidiary's assets, primarily cash from the sale of operating assets and notes, were transferred to a Creditors' Trust and the subsidiary shell was reorganized for the benefit of creditors. This resulted in the Company losing the operating subsidiary, its only tangible asset.

     Since the divestiture of the Company's subsidiary, the Company has not engaged in any operations. At the present time, the Company intends to seek, investigate, and if warranted, acquire an interest in a business opportunity. The Company does not propose to restrict its search for a business opportunity to any particular industry or geographical area and may, therefore, engage in essentially any business in any industry. The Company has unrestricted discretion in seeking and participating in a business opportunity, subject to the availability of such opportunities, economic conditions and other factors.

     The selection of a business opportunity in which to participate is complex and extremely risky and will be made by management in the exercise of its business judgment. There is no assurance that the Company will be able to identify and acquire any business opportunity which will ultimately prove to be beneficial to the Company and its shareholders.

     The activities of the Company are subject to several significant risks which arise primarily as a result of the fact that the Company has no specific business and may acquire or participate in a business opportunity based on the decision of management which will, in all probability, act without the consent, vote, or approval of the Company=s shareholders.

Sources of Opportunities

     It is anticipated that business opportunities may be available to the Company from various sources, including its officers and directors, professional advisers, securities broker-dealers, venture capitalists, members of the financial community, and others who may present unsolicited proposals.

     The Company will seek a potential business opportunity from all known sources, but will rely principally on personal contacts of its officers and directors as well as indirect associations between them and other business and professional people.
Although the Company does not anticipate engaging professional firms specializing in business acquisitions or reorganizations, if management deems it in the best interests of the Company, such firms may be retained. In some instances, the Company may publish notices or advertisements seeking a potential business opportunity in financial or trade publications.

Criteria

     The Company will not restrict its search to any particular business, industry or geographical location. The Company may acquire a business opportunity or enter into a business in any industry and in any stage of development. The Company may enter into a business or opportunity involving a Astart up@ or new company. The Company may acquire a business opportunity in various stages of its operation.

     In seeking a business venture, the decision of management of the Company will not be controlled by an attempt to take advantage of an anticipated or perceived appeal of a specific industry, management group, or product or industry, but will be based upon the business objective of seeking long-term capital appreciation in the real value of the Company.

     In analyzing prospective business opportunities, management will consider such matters as the available technical, financial and managerial resources; working capital and other financial requirements; the history of operations, if any; prospects for the future; the nature of present and expected competition; the quality and experience of management services which may be available and the depth of the management; the potential for further research, development or exploration; the potential for growth and expansion; the potential for profit; the perceived public recognition or acceptance of products, services, trade or service marks, name identification; and other relevant factors.

     Generally, the Company will analyze all available factors in the circumstances and make a determination based upon a composite of available facts, without reliance upon any single factor as controlling.

Methods of Participation of Acquisition

     Specific business opportunities will be reviewed and, on the basis of that review, the legal structure or method of participation deemed by management to be suitable will be selected. Such structures and methods may include, but are not limited to, leases, purchase and sale agreements, licenses, joint ventures, other contractual arrangements, and may involve a reorganization, merger or consolidation transaction. The Company may act directly or indirectly through an interest in a partnership, corporation, or other form of organization.

Procedures

     As part of the Company=s investigation of business opportunities, officers and directors may meet personally with management and key personnel of the firm sponsoring the business opportunity, visit and inspect material facilities, obtain independent analysis or verification of certain information provided, check references of management and key personnel, and conduct other reasonable measures.

     The Company will generally request that it be provided with written materials regarding the business opportunity containing such items as a description of product, service and company history; management resumes; financial information; available projections with related assumptions upon which they are based; an explanation of proprietary products and services; evidence of existing patents, trademarks or service marks or rights thereto; present and proposed forms of compensation to management; a description of transactions between the prospective entity and its affiliates; relevant analysis of risks and competitive conditions; a financial plan of operation and estimated capital requirements; and other information deemed relevant.

Competition

     The Company expects to encounter substantial competition in its efforts to acquire a business opportunity. The primary competition is from other companies organized and funded for similar purposes, small venture capital partnerships and corporations, small business investment companies and wealthy individuals.

Employees

     The Company does not currently have any employees but relies upon the efforts of its officers and directors to conduct the business of the Company.

Item 2.  Description of Property.

     The Company does not own any property. The Company currently utilizes office space, free of charge, from officers and directors of the Company.

Item 3.  Legal Proceedings.

     McCormick, et al., v. Reddi Brake Supply Corp., et al, L.A.S.C. Case No. BC 180840. On November 6, 1997, the above action was filed in the Los Angeles County Superior Court as a class action on behalf of all persons or entities who bought common stock of Reddi Brake Supply Corporation prior to March 23, 1996 and/or who bought or sold such stock thereafter until August 13, 1996. The complaint assets causes of action for breach of fiduciary duty by officers and directors and conspiracy to manipulate the price of the common stock of the Company and concealment thereof. Reddi Brake has denied and continues to deny all of the claims and contentions alleged in the complaint. The parties to the litigation have entered into a Stipulation of Settlement dated May 21, 1999, dismissing the litigation with prejudice. The Stipulation of Settlement provides that the Plaintiffs will release the Company from a $20 million judgement if the Company and individual defendants assign any and all rights for insurance coverage to the Plaintiffs. As of the date of this report, the settlement offer remains pending.

     Maremont Corporation v. McGorrian, et al. The Company settled the referenced litigation in October, 1999 for 150,000 shares of common stock of the Company.

     Standard Motor Products v. McGorrian, et al. The Company settled the referenced litigation in October, 1999 for 850,000 shares of common stock of the Company.

     Sheerin v. McCorrian, Birin and Reddi Brake Supply Corporation, L.A.S.C. Case No. BC 186930. On March 3, 1998, the above action was filed in the Los Angeles County Superior Court alleging breach of contract, breach of fiduciary duty, fraud, negligent misrepresentation, violation of federal securities laws and violation of California securities laws. The Company has denied and continues to deny all of the claims and contentions alleged in the complaint. The parties have been negotiating a settlement agreement which remains unresolved as of the date of this report.

Item 4.  Submission of Matters to a Vote of Securities Holders.

     No matters were submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders.

                             PART II

Item 5.  Market for Common Equity and Related Stockholder
Matters.

     The Company's common stock is listed on the Over the Counter
Bulletin Board ("OTCBB"), under the symbol "REDIE". As of
February 10, 2000, the Company had 626 shareholders holding
59,224,952 shares of common stock. Of the issued and outstanding common stock, 53,129,779 are free trading, the balance are restricted stock as that term is used in Rule 144.

     The following quotations, as provided by the National Quotation Bureau, represent prices between dealers and do not include retail markup, markdown or commission. In addition, these quotations do not represent actual transactions.
                             CLOSING BID       CLOSING ASK
                         HIGH      LOW       HIGH      LOW

1998
First Quarter           .035      .002      .042      .0025
Second Quarter          .015      .005      .017      .007
Third Quarter           .0065     .003      .0075     .004
Fourth Quarter          .003      .002      .0045     .0025

1999
First Quarter           .0085     .002      .01       .0029
Second Quarter          .018      .004      .021      .006
Third Quarter           .01       .005      .013      .006

Fourth Quarter          .005      .003      .007      .005

2000
Jan. 3 through          .0625     .003      .067      .005
March 10

     The Company has never declared a dividend on its Common Stock. The Company has not paid, nor declared, any dividends since its inception and does not intend to declare any such dividends in the foreseeable future. The Company's ability to pay dividends is subject to limitations imposed by Nevada law. Under Nevada law, dividends may be paid to the extent that the corporation's assets exceed its liabilities and it is able to pay its debts as they become due in the usual course of business.

Item 6.  Management's Discussion and Analysis or Plan of
Operation.

     The Company has $9,183 in cash and $12,756 in accounts receivable for total current assets of $21,939. Other assets include $2,034 in securities available for sale and $262,261 in convertible debt offering costs. The Company has current liabilities in the amount of $10,441,744 which include $45,154 in accounts payable, $6,900,000 in the form of a subordinated convertible debt and $3,496,590 in accrued interest payable on the convertible debt.

     The Company did not generate any revenue during fiscal year
1999. The Company has no material commitments for capital expenditures for the next twelve months.

     The Company is currently in negotiations with the debenture holders to settle the debt. The Company believes that its current cash needs can be met with the cash on hand for at least the next twelve months. However, should the Company obtain a business opportunity, it may be necessary to raise additional capital. This may be accomplished by loans from the principals of the Company, debt financing, equity financing or a combination of financing options.

Item 7.  Financial Statements.

     The financial statements of the Company appear at the end of this report beginning with the Index to Financial Statements on page F-1.

Item 8.  Changes In and Disagreements with Accountants on
Accounting and Financial Disclosure.

     None.

                            PART III

Item 9.  Directors, Executive Officers, Promoters and Control
Persons; Compliance with Section 16(a) of the Exchange Act.

     The following tables sets forth as of March 10, 2000, the name, age, and position of each executive officer and director and the term of office of each director of the Company.

     Name            Age  Position                 Director or Officer Since

John Chymboryk       46   President and Director   February 2000

Kip Eardley          40   Secretary/Treasurer and  February 2000
                          Director

     All Directors hold their positions for one year or until their successors are duly elected and qualified. All officers holds their positions at the will of the Board of Directors.

     Set forth below is certain biographical information regarding each of the Company's executive officers and directors:

     John Chymboryk, President and Director. Mr. Chymboryk received his bachelor's degree with an emphasis in accounting and economics in 1982. Following graduation he worked for a large international accounting firm until 1984. He then taught courses in finance, marketing and management in the business departments of a Community College from 1984 to 1992. Concurrent with his teaching experience, Mr. Chymboryk operated an accounting business that specialized in preparing financial statements, tax returns and business plans for small businesses. Mr. Chymboryk co-founded a company that specialized in marketing, customer retention and management training. Mr. Chymboryk served as Vice President and was responsible for the financial operations and in developing and delivering management training. Mr. Chymboryk was instrumental in designing and presenting the sales management workshop that was contracted with Lexus, the Toyota Motor Corporation luxury car line. In 1997, Mr. Chymboryk was involved in designing, developing and implementing a new application that assists companies in following up and retaining their existing customer base.

     Kip Eardley, Secretary/Treasurer and Director. Since 1989, Mr. Eardley has been self employed as the president and owner of Capital Consulting of Utah, Inc. which is a consulting firm to various public and private companies. Mr. Eardley is also president and director of Holmes Microsystems, Inc., a publicly traded corporation.

     To the knowledge of management, during the past five years, no present or former director, executive officer or person nominated to become a director or an executive officer of the
Company:

     (1) filed a petition under the federal bankruptcy laws or any state insolvency law, nor had a receiver, fiscal agent or similar officer appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

     (2) was convicted in a criminal proceeding or named subject of a pending criminal proceeding (excluding traffic violations or other minor offenses);

     (3) was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting, the following activities;
     (i) acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, associated person of any of the foregoing, or as an investment advisor, underwriter, broker or dealer in securities, or as an affiliate person, director or employee of any investment company, or engaging in or continuing any conduct or practice in connection with such activity; (ii) engaging in any type of business practice; or (iii) engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodities laws;

     (4) was the subject of any order, judgment, or decree, not subsequently reversed, suspended, or vacated, of any federal or state authority barring, suspending, or otherwise limiting for more than 60 days the right of such person to engage in any activity described above under this Item, or to be associated with persons engaged in any such activity;

     (5) was found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission to have violated any federal or state securities law, and the judgment in such civil action or finding by the Securities and Exchange Commission has not been subsequently reversed, suspended, or vacated

     (6) was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated.

Item 10.  Executive Compensation.

     No compensation has been paid to any officer or director of the Company in the past three years. There are no compensatory plans or arrangements, including payments to be received from the Company, with respect to any officers or directors of the Company which would in any way result in payments to any such person because of his resignation, retirement, or other termination of such person's employment with the Company, or any change in control of the Company, or a change in the person's responsibilities following a change in control of the Company.

Item 11.  Security Ownership of Certain Beneficial Owners and
Management.

     The following table sets forth as of February 10, 2000, the name and the number of shares of the Company's Common Stock, par value. $.0001 per share, held of record, or was known by the Company to own beneficially, more than 5% of the 59,224,952 issued and outstanding shares of the Company's Common Stock, and the name and shareholdings of each director and of all officers and directors as a group.

Title of  Name and Address of          Amount and Nature of     Percentage of
Class     Beneficial Owner             Beneficial Ownership     Class

Common    John Chymboryk (1)            -0-                         -0-
          5882 S. 900 E., Suite 202
          Salt Lake City,  UT  84121

Common    Kip Eardley (1)               -0-                         -0-
          5882 S. 900 E., Suite 202
          Salt Lake City,  UT  84121


Common    Officers, Directors and       -0-                         -0-
          Nominees as a Group:
          2 persons


(1)  Officer and/or director of the Company.

Item 12.  Certain Relationships and Related Transactions.

     The Company utilizes office space provided by the officers and directors of the Company at no charge to the Company.

Item 13.  Exhibits and Reports on Form 8-K.

     Reports on Form 8-K

     No reports on Form 8-K were filed by the Company during the last calendar quarter of 1999.

Exhibits

     Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-B.

Exhibit No.   SEC Ref. No.    Title of Document                     Location
1              (3)(i)         Articles of Incorporation             Attached
2              (3)(i)         Articles of Amendment to the
                              Articles of Incorporation             Attached

3              (3)(i)         Articles of Amendment to the
                              Articles of Incorporation            Attached
4              (3)(i)         Articles of Amendment to the
                              Articles of Incorporation            Attached
5              (3)(i)         Articles of Amendment to the
                              Articles of Incorporation            Attached
6              (3)(i)         Articles of Amendment to the
                              Articles of Incorporation            Attached
7              (3)(ii)        By Laws                              Attached
8              (10)           Asset Purchase Agreement             Attached
9              (10)           Lease Agreement                      Attached
10             (99)           Order Confirming Plan of
                              Reorganization                       Attached
11             (27)           Financial Data Schedule              Attached

                       SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              REDDI BRAKE SUPPLY CORPORATION

Date: March 22, 2000          By:/s/ John Chymboryk
                                     President


Date: March 22, 2000          By: /s/ Kip Eardley
                                      Chief Financial Officer

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date: March 22, 2000          By: /s/ John Chymboryk
                                      Director


Date: March 22, 2000          By: /s/ Kip Eardley
                                      Director

                 REDDI BRAKE SUPPLY CORPORATION
                  (A Development Stage Company)

                      Financial Statements

                          June 30, 1999

                            CONTENTS


Independent Auditors' Report                                  F-2

Balance Sheet                                                 F-3

Statements of Operations                                      F-4

Statement of Stockholders' Equity                             F-5

Statement of Cash Flows                                       F-6

Notes to the Financial Statements                           . F-7

Board of Directors
Reddi Brake Supply Corporation
Salt Lake City, Utah

       REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

We have audited the accompanying balance sheet of Reddi Brake Supply Corporation (development stage company) at June 30, 1999 and the related statements of operations, stockholders' equity, and cash flows for the years ended June 30, 1999 and 1998 and the period July 1, 1997 (date of inception of development stage) to June 30, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall balance sheet presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Reddi Brake Supply Corporation at June 30, 1999 and the results of operations, and cash flows for the years ended June 30, 1999 and 1998 and the period July 1, 1997 (date of inception of development stage) to June 30, 1999, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recent substantial losses and does not have the necessary working capital for any future planned activity , which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in Note 8. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Salt Lake City, Utah
March 17, 2000

               REDDI  BRAKE  SUPPLY  CORPORATION
                  (Development Stage Company)
                         BALANCE SHEET
                          June 30, 1999



ASSETS

CURRENT ASSETS

 Cash                                                          $     9,183
    Accounts receivable                                             12,756

     Total Current Assets                                           21,939

OTHER ASSETS

 Securities - available for sale - Note 3                            2,034
 Convertible debt offering costs - net of amortization - Note 4    262,261

                                                               $   286,234
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

    Accounts payable                                           $   45,154
 Subordinated convertible debt -  Note 4                        6,900,000
 Accrued interest payable - convertible debt - Note 4           3,496,590

        Total Current Liabilities                              10,441,744

STOCKHOLDERS' EQUITY

  Preferred stock
   2,500,000 shares authorized at $0.0001 par value;
   60,000 shares issued and outstanding - Note 5                  682,856
 Common stock
   75,000,000  shares  authorized  at  $0.0001  par   value;
   58,224,952 shares issued and outstanding                         5,823
 Capital in excess of par value                                36,492,880
    Accumulated deficit - Note 1                              (47,337,069)

    Total Stockholders'  Deficiency                           (10,149,510)
                                                                  286,234
  The accompanying notes are an integral part of these financial statements.

                   REDDI  BRAKE  SUPPLY  CORPORATION
                      (Development Stage Company)
                        STATEMENTS OF OPERATIONS
      For the  Years Ended June 30, 1999 and 1998 and the period
 July 1, 1997 (date of inception of development stage) to June 30, 1999

                                                               July 1, 1997
                                     June 30,      June 30,         to
                                        1999         1998      June 30, 1999

REVENUES                           $       -      $       -     $        -

EXPENSES
   Administrative                     16,615         50,011         66,626
   Interest                        1,150,357      1,392,355      2,542,712


NET LOSS -before other losses     (1,166,672)    (1,442,366)    (2,609,338)

LOSS ON LIQUIDATION OF ASSETS
    AND LIABILITIES                        -    (25,223,711)   (25,223,711)


NET LOSS                        $ (1,166,972) $ (26,666,077) $ (27,833,049)

NET LOSS PER COMMON
 SHARE

 Basic                         $   (.02)       $   (.50)

AVERAGE  OUTSTANDING
    SHARES

     Basic                        54,225,000     50,186,949

The accompanying notes are an integral part of these financial statements.

                   REDDI  BRAKE  SUPPLY  CORPORATION
                         (Development Stage Company)
                STATEMENT OF CHANGES  IN STOCKHOLDERS' EQUITY
Period July 1, 1997 (date of inception of development stage) to June 30, 1999 [CAPTION]

                                                                             Capital in
                                   Preferred Stock           Common Stock            Excess of     Accumulated
                                 Shares       Amount      Shares         Amount      Par Value       Deficit
Balance July 1,  1997           130,000    $ 1,300,000    50,186,949    $  5,019  $ 35,793,684    $ (19,421,164)


Issuance of common stock for
 redemption of preferred        (70,000)      (700,000)    8,038,003        804        699,196                -

Net operating loss for the year
 ended June 30, 1998                  -              -             -          -              -      (26,666,077)

Net operating loss for the year
 ended June 30, 1999                  -              -             -          -              -       (1,166,972)

Preferred stock dividends
                                      -         82,856             -          -              -          (82,856)


Balance June 30, 1999            60,000      $ 682,856    58,224,952    $ 5,823    $36,492,880    $ (47,337,069)

The accompanying notes are an integral part of these financial statements.

                REDDI  BRAKE  SUPPLY  CORPORATION
                        (Development Stage Company)
                          STATEMENT OF CASH FLOWS
        For the  Years Ended June 30, 1999  and 1998 and the Period
   July 1, 1997 (date of inception of development stage) to June 30, 1999 [CAPTION]

                                        June 30,            June 30,       July 1, 1997
                                          1999               1998          to June 30, 1999
CASH FLOWS FROM
 OPERATING ACTIVITIES
 Net loss                             $ (1,166,972)      $(26,666,077)    $ (27,833,049)

 Adjustments to reconcile net loss to
 net cash provided by operating
 activities

 Changes in accounts payable                7,000             38,154             45,154
 Loss of assets                                 -         25,223,711         25,223,711
 Accrued interest - convertible debt    1,150,358          1,392,354          2,542,712

     Net Cash Used in Operations           (9,614)           (11,858)           (21,472)

CASH FLOWS FROM INVESTING
 ACTIVITIES                                     -                  -                  -

CASH FLOWS FROM FINANCING
 ACTIVITIES                                     -                   -

 Net Increase (Decrease) in Cash           (9,614)            (11,858)          (21,472)

 Cash at Beginning of Period               18,797              30,655            30,655

 Cash at End of Period                 $    9,183         $    18,797         $   9,183

The accompanying notes are an integral part of these financial statements

                     REDDI  BRAKE  SUPPLY  CORPORATION
                    NOTES TO FINANCIAL STATEMENTS

1. ORGANIZATION

The  Company  was  incorporated under the laws of  the  State  of
Nevada  on  July 12, 1990 with name "Franklin Capital, Inc"  with authorized common stock of 35,000,000 shares with a par value  of
$0.0001 and preferred stock of 2,500,000 shares with a par  value
of $0.0001. On October 24, 1996   the authorized common stock was
increased  to  75,000,000 shares with the  same  par  value.  The
Company  had  several name changes and on April 21, 1994  changed its name to "Reddi Brake Supply Corporation".

The principal business activity of the corporation through its subsidiary, Reddi Brake Supply company, Inc., has been the sale of auto parts, mainly to professional installers, through several warehouses located throughout the United States.

On March 17, 1997 an involuntary petition in bankruptcy was filed against the subsidiary, which resulted in the loss of the business and the warehouses and as a result of the bankruptcy the Company sustained substantial losses. After 1997 the Company had no operations and is considered to be a development stage company since that date.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Methods

The Company recognizes income and expenses based on the accrual method of accounting.

Dividend Policy

The  Company  has  not   adopted a policy  regarding  payment  of
dividends.

Income Taxes

On  June 30, 1999  the Company  had a  net operating loss   carry
forward  of   $47,334,069. The  tax benefit from the  loss  carry
forward  has been fully offset by a valuation reserve because the use  of the future tax benefit is doubtful since the Company  has no  operations  and there has been a substantial  change  in  its
stockholders.   The  net operating loss will expire  starting  in
1998 through 2020.

Basic and Diluted Net Income (Loss) Per Share

Basic  net income (loss) per share amounts are computed based  on the  weighted  average  number  of shares  actually  outstanding.
Diluted  net  income (loss) per share amounts are computed  using
the   weighted  average  number  of  common  shares  and   common
equivalent shares outstanding as if shares had been issued on the
exercise  of  the  preferred share rights  unless  the   exercise
becomes  antidilutive and then only the basic per  share  amounts are shown in the report.



                  REDDI  BRAKE  SUPPLY  CORPORATION
              NOTES TO FINANCIAL STATEMENTS (Continued)



2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Financial Instruments

The  carrying  amounts of financial instruments, including  cash,
accounts  receivable,  securities,  and  accounts  payable,   are
considered by management to be their estimated fair values.

Comprehensive Income

The  Company adopted Statement of Financial Accounting  Standards
No. 130. The adoption of this standard had no impact on the total stockholder's equity on June 30, 1999.

Accounting for Stock-Based Compensation

The   Company  has  adopted  Statement  of  Financial  Accounting
Standards  No.  123  but  has  elected  to  continue  to  measure
compensation  cost under APB 25. The adoption of   FASB  No.  123
has no impact
on the Company's financial statements.

Recent Accounting Pronouncements

The Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

Estimates and Assumptions

Management uses estimates and assumptions in preparing  financial statements  in  accordance  with  generally  accepted  accounting principles.  Those estimates and assumptions affect the  reported
amounts  of  the  assets  and  liabilities,  the  disclosure   of
contingent assets and liabilities, and the reported revenues  and expenses.  Actual results could vary from the estimates that were assumed in preparing these financial statements.

3.  SECURITIES - AVAILABLE FOR SALE

Securities   consists  of  2,034  shares  of  Micro  Transmission
Systems.  The fair market value is considered to be $2,034.

                  REDDI  BRAKE  SUPPLY  CORPORATION
              NOTES TO FINANCIAL STATEMENTS (Continued)

4. SUBORDINATED CONVERTIBLE DEBT

On February 9, 1995, the Company completed a private placement of 9%
Adjustable Convertible Subordinated Debentures due 2005 in the amount of $6.9 million. Interest on the unpaid principal is payable quarterly on April 30, July 31, October 31 and January 31 of each year. The
Company may call the Debentures after January 17, 1998. The Debentures are subordinated to all of the obligations due to the Company's bank and suppliers and are convertible into shares of the Company's Common Stock at a conversion price or $3.50 per share. The conversion price is also subject to the antidilution adjustment.

Any holders of shares issuable upon conversion have demand and piggyback rights to have the shares registered, at the Company's expense, under the Securities Act of 1993.

The Company received approximately $6.5 million in net proceeds from the Placement. The offering and sale of the securities in the placement were not registered under the Act, in reliance upon the exemption from registration provided by Regulation D. The issuance costs of $400,000 are being amortized over ten years.

5. PREFERRED STOCK

On March 25, 1996, and April 23, 1996, the Company authorized the issuance of 400,000 shares of Class A preferred stock at $10 issue price and 550,000 shares of Class B preferred stock at $10 issue price. Subsequent to the authorization of the preferred stock, the Company completed private placements of the 950,000 shares of preferred stock.

The holders of Class A and Class B Preferred Stock are entitled to a cumulative annual dividend at the rate of four percent of the initial issue price of $10.00 per share, to accrue quarterly. The dividends can be paid in cash or in common stock of the Company at the option of the Compnay, at the conversion rates outlined below. The holders of Class A and Class B Preferred
Stock will be entitled to convert these shares into fully paid and non-assessable shares of the Company's common stock. This conversion is derived by dividing the original issue price by eighty percent of the average per share high closing bid price of the Company's common stock for the five consecutive trading days ending two days before the conversion date, provided, however that the maximum conversion rate will be $2.25 and the minimum conversion rate will be $1.50.

The Company received approximately $8.3 million in net proceeds from the placements. The offerings and sale of the Securities in the Placement were not registered under the Securities Act of 1933, in reliance upon the exemption from registration provided by Regulation S.

During 1996 and 1997 all of the preferred A and part of the Preferred B shares were converted into the Company's common stock leaving a balance of 60,000
Preferred B shares outstanding.

                   REDDI BRAKE SUPPLY CORPORATION
             NOTES TO FINANCIAL STATEMENTS (Continued)


6.  STOCK  WARRANTS

On June 30, 1999, the Company had 20,000 warrants outstanding issued to Software License - IDCS, Inc., which entitles the holder to purchase one share of Common stock for each warrant at an exercise price of $5.00 per share of common stock. The date of grant for the warrants was October 19, 1991 and the expiration date is October 18, 2001.

The market price of the stock on October 18, 1991, the date of grant, was $2.44 and therefore no value was assigned to the warrants.

7.  RELATED PARTY TRANSACTIONS

The officers and directors do not own any of the Company's outstanding stock.

8.  GOING CONCERN

The Company intends to acquire interests in various business opportunities which, in the opinion of management, will provide a profit to the Company, however there is insufficient working capital for any future planned activity.

Continuation of the Company  as a going concern is dependent upon obtaining  additional working capital and the management  of  the
Company  has  developed  a  strategy,  which  it  believes   will
accomplish  this objective through additional equity funding  and
long   term  debt  which  will  enable  the  Company  to  conduct operations for the coming year.

There can be no assurance that they will be successful in this effort.

9.  LEGAL ACTIONS

McCormick, et al., v. Reddi Brake Supply Corporation., et al.

On  November 6, 1997, a class action lawsuit was filed in the Los
Angeles  County  Superior  Court on  behalf  of  all  persons  or entities who bought common stock of the defendant prior to  March
23,  1996, and/or who bought or sold any shares thereafter  until
August 13, 1996, excluding defendants, their families, employees, agents  or  assigns.  The complaint asserts causes of action  for breach  of fiduciary duty by officers and director and conspiracy
to  manipulate   the price of the common stock of the  defendant.
The Reddi Brake Defendants has denied   the claims  plaintiffs in
the  litigation.  The parties to the litigation have entered into a  Stipulation  of Settlement dated May 21, 1999, dismissing  the
litigation   with  prejudice.   The  Stipulation  of   Settlement
provides that the Plaintiffs will release the Company from a  $20 million judgement if the Company and individual defendants assign
any and all rights for insurance coverage to the Plaintiffs.   As
of the date of this report, the settlement offer remains pending.


                REDDI  BRAKE  SUPPLY  CORPORATION
            NOTES TO FINANCIAL STATEMENTS (Continued)



9.  LEGAL ACTIONS - continued

Maremont   Corporation v McGorrian, et al.,  and  Standard  Motor
Products v McGorrian et al.

On September 6, 1996, Maremont Corporation filed a lawsuit in the
United  States  District  Court  for  the  Central  District   of
California  against the Company, alleging that the  Company  owes the  plaintiff  approximately $1.2 million  for  goods  sold  and
delivered  to  the Company.    The lawsuit does  not  name  Reddi
Brake  Supply  Corporation,  but  the  Company's  indemnification agreements  with the directors obligates the Company  to  support the defense.

The Company settled the litigation in October 1999 by the issuance of 1,000,000 common shares.

Sheerin,  et  al.,  v Reddi Brake Supply Corporation,  Birin  and
McGorrian et al.

On  March  3, 1998, Allen J. Sheerin filed a lawsuit in  the  Los
Angeles   County   Superior  Court  against   the   Company   and
specifically  against two former officers and  directors  of  the
Company.   Mr. Sheerin alleges that these officers and  directors
misrepresented  the  financial status of the Company  during  the time  that  he was negotiating  to buy shares in the Company  and which resulted in a loss to him of $2,100,000.

The parties have been negotiating a settlement agreement which remains unresolved at the report date.
