Form 10QSB
period 1999-09-30
REDDI BRAKE SUPPLY CORP
filed 2000-03-22
CIK 867687

11

                 U.S. SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                               FORM 10-QSB

      [  X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF  THE
SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 1999

      [    ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

     For the transition period from        to

                      Commission File No.  0-19620

                     REDDI BRAKE SUPPLY CORPORATION
    (Exact name of small business issuer as specified in its charter)

       Nevada                             84-1152135
 (State or other jurisdiction of        (IRS Employer Identification No.)
 incorporation or organization)

       5882 South900 East, Suite 202, Salt Lake City, Utah  84121
                (Address of principal executive offices)

                             (801) 269-9500
                       (Issuer's telephone number)

                             Not Applicable
  (Former name, address and fiscal year, if changed since last report)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS:
State the number of shares outstanding of each of the issuer's classes of common equity, as of March 20, 2000: 59,224,952 shares of common stock.

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:
Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Exchange Act subsequent to the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

Transitional Small Business Format:  Yes [   ]  No [ X ]

Documents incorporated by reference:  None

                               FORM 10-QSB
                     REDDI BRAKE SUPPLY CORPORATION

                                  INDEX
                                                       Page
PART I.   Financial Information                           3

          Financial Statements                            4

          Balance Sheets - September 30, 1999 and         5
          June 30, 1999

          Statements  of Operations -  Three  Month       6
          Period Ended September 30, 1999 and 1998, and Inception of Development Stage to September
          30, 1999

          Statements  of Cash Flows -  Three  Month       7
          Period Ended September 30, 1999 and 1998, and Inception Of Development Stage to
          September  30, 1999

          Notes to Consolidated Financial Statements      8

          Management's Discussion and Analysis of
          Financial   Condition  and   Results   of       9
          Operations

PART II.  Other Information                              10

Signatures                                               11

                                 PART I.
                          Financial Information

In the opinion of management, the accompanying unaudited financial statements included in this Form 10-QSB reflect all adjustments
(consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations for the periods presented. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

               REDDI  BRAKE  SUPPLY  CORPORATION
                  (Development Stage Company)
                         BALANCE SHEETS
                September 30,  1999 June 30, 1999



                                         Sept 30, 1999      Jun 30, 1999
ASSETS
CURRENT ASSETS

 Cash                                       $  8,109          $  9,183
 Accounts receivable                          12,756            12,756

     Total Current Assets                     20,865            21,939

OTHER ASSETS

Securities - available for sale - Note 3       2,034             2,034
Convertible debt offering costs - net
of amortization - Note 4                     252,261           262,261

                                           $ 275,160         $ 286,234

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES

 Accounts payable                           $ 45,154          $ 45,154
 Subordinated convertible debt -  Note 4   6,900,000         6,900,000
 Accrued interest payable convertible
 debt - Note 4                             3,735,271         3,496,590

      Total Current Liabilities           10,680,425        10,441,744

STOCKHOLDERS' EQUITY

Preferred stock
  2,500,000 shares authorized at
  $0.0001 par value;
  60,000 shares issued and outstanding
  - Note  5                                  689,685           682,856
Common stock
  75,000,000 shares authorized at
  $0.0001 par value,
  58,224,952 shares issued and outstanding     5,823             5,823
Capital in excess of par value            36,492,880        36,492,880
Accumulated deficit - Note 1             (47,593,653)      (47,337,069)

    Total Stockholders'  Deficiency      (10,405,265)      (10,155,510)

                                          $  275,160      $    286,234

The  accompanying notes are an integral part of these financial statements.

                    REDDI  BRAKE  SUPPLY  CORPORATION
                      (Development Stage Company)
                        STATEMENTS OF OPERATIONS
 For the Three Months Ended September 30, 1999 and 1998 and the period
  July 1, 1997 (date of inception of development stage) to September 30,
                                  1999


                                          Three Months          July 1, 1997
                                       Sept 30,  Sept 30,            to
                                        1999      1998         Sept 30, 1999

REVENUES                              $  -       $  -              $  -

EXPENSES
   Administrative                      1,074        590             67,700
   Interest                          248,681    216,637          2,791,393


NET LOSS - before other losses      (249,755)  (217,227)        (2,859,093)

LOSS OF LIQUIDATION OF ASSETS
   AND LIABILITIES                       -          -          (25,223,711)

NET LOSS                          $ (249,755) $ (217,227)    $ (28,082,804)

LOSS PER COMMON
 SHARE

 Basic                            $      -    $     -

AVERAGE  OUTSTANDING
    SHARES

   Basic                          58,224,952  52,186,949




The accompanying notes are an integral part of these financial statements.

                     REDDI  BRAKE  SUPPLY  CORPORATION
                        (Development Stage Company)
                          STATEMENT OF CASH FLOWS
   For the Three Months Ended September 30, 1999 and 1998 and the Period July 1, 1997 (date of inception of development stage) to September 30, 1999


                                           Three Months
                                   Sept 30,     Sept 30,      July 1, 1997 to
                                     1999          1998        Sept 30, 1999

CASH FLOWS FROM
 OPERATING ACTIVITIES

 Net loss                        $ (249,755)  $ (217,227)      $(28,082,804)

  Adjustments to reconcile net loss to
  net cash provided by operating
  activities

  Changes in accounts payable           -           -                45,154
  Loss  of assets                       -           -            25,223,711
  Accrued interest -
  convertible debt                  248,681      216,637          2,791,393

    Net Cash Used in Operations      (1,074)        (590)           (22,546)

CASH FLOWS FROM INVESTING
 ACTIVITIES

                                        -            -                  -

CASH FLOWS FROM FINANCING
 ACTIVITIES

                                        -            -

 Net Increase (Decrease) in Cash     (1,074)        (590)           (22,546)

 Cash at Beginning of Period          9,183       18,861             30,655

 Cash at End of Period             $  8,109     $ 18,271            $ 8,109


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

Income Taxes

On September 30, 1999 the Company had a net operating loss carry forward of $47,583,824. The tax benefit from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has no operations and there has been a substantial change in its stockholders. The net operating loss will expire starting in 1998 through 2020.

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

                  REDDI  BRAKE  SUPPLY  CORPORATION
              NOTES TO FINANCIAL STATEMENTS (Continued)

4.  SUBORDINATED  CONVERTIBLE  DEBT

On February 9, 1995, the Company completed a private placement of 9% Adjustable Convertible Subordinated Debentures due 2005 in the amount of $6.9 million. Interest on the unpaid principal is payable quarterly on April 30, July 31, October 31 and January 31 of each year. The Company may call the Debentures after January 17, 1998. The Debentures are subordinated to all of the obligations due to the
Company's bank and suppliers and are convertible into shares of the Company's Common Stock at a conversion price of $3.50 per share. The conversion price is also subject to the antidilution adjustments.

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

5.  PREFERRED STOCK

On March 25, 1996 and April 23, 1996, the Company authorized the issuance of 400,000 shares of Class A preferred stock at $10 issue price and 550,000 shares of Class B preferred stock at $10 issue price. Subsequent to the authorization of the preferred stock, the Company completed private placements of the 950,000 shares of preferred stock.

The holders of Class A and Class B Preferred Stock are entitled to a cumulative annual dividend at the rate of four percent of the initial issue price of $10.00 per share, to accrue quarterly. The dividends can be paid in cash or in common stock of the Company at the option of the Company, at the conversion rates outlined below.
The holders of Class A and Class B Preferred Stock will be entitled to convert these shares into fully paid and non-assessable shares of the Company's common stock. This conversion is derived by dividing the original issue price by eighty percent of the average per share high closing bid price of the Company's common stock for the five consecutive trading days ending two days before the conversion date, provided, however that the maximum conversion rate will be $2.25 and the minimum conversion rate will be $1.50.

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

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION OR PLAN OF OPERATION

     The Company has $8,109 in cash and $12,756 in accounts receivable for total current assets of $20,865. Other assets include $2,034 in securities available for sale and $252,261 in convertible debt offering costs. The Company has current liabilities in the amount of $10,680,425 which include $45,154 in accounts payable, $6,900,000 in the form of a subordinated convertible debt and $3,735,271 in accrued interest payable on the convertible debt.

     The Company did not generate any revenue during the quarterly period ended September 30, 1999. The Company has no material commitments for capital expenditures for the next twelve months.

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

                    PART II.  OTHER INFORMATION

Legal Proceedings:

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

     Maremont Corporation v. McGorrian, et al. The Company settled the referenced litigation in October, 1999, for 150,000 shares of common stock of the Company.

     Standard Motor Products v. McGorrian, et al. The Company settled the referenced litigation in October, 1999, for 850,000 shares of common stock of the Company.

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

Changes in Securities and Use of Proceeds:  None

Defaults upon Senior Securities:

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

Submission of Matters to a Vote of Securities Holders: None.

Other Information:

Exhibits and Reports on Form 8-K.

     Reports on Form 8-K: None.

     Exhibits: Included only with the electronic filing of this report is the Financial Data Schedule for the three month period ended September 30, 1999 (Exhibit ref. No. 27).

                         SIGNATURES

     In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              REDDI BRAKE SUPPLY CORPORATION



Date:3/22/00                  By: /s/ John Chymboryk, President


Date:3/22/00                  By: /s/ Kip Eardley, Chief Financial Officer