Form 10QSB
period 1999-12-31
REDDI BRAKE SUPPLY CORP
filed 2000-03-22
CIK 867687

U.S. SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

      [  X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended December 31, 1999

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

                           FORM 10-QSB
                 REDDI BRAKE SUPPLY CORPORATION

                              INDEX
                                                       Page
PART I.   Financial Information                           3

          Financial Statements                            4

          Balance Sheets - December 31, 1999 and          5
          June 30, 1999

          Statements  of Operations -  Three  Month       6
          Period Ended December 31, 1999 and 1998, and Inception of Development Stage to December 31, 1999

          Statements of Cash Flows - Three Month Period   7
          Ended  December 31, 1999  and  1998,  and
          Inception Of Development Stage to
          December 31, 1999

          Notes to Consolidated Financial Statements      8

          Management's Discussion and Analysis of
          Financial Condition and Results of Operations   9

PART II.  Other Information                              10

Signatures                                               11

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

               REDDI  BRAKE  SUPPLY  CORPORATION
                  (Development Stage Company)
                         BALANCE SHEETS
                 December 31, 1999 June 30, 1999


                                        Dec 31, 1999        Jun 30, 1999
ASSETS
CURRENT ASSETS

 Cash                                     $ 7,607             $ 9,183
    Accounts receivable                    12,756              12,756

     Total Current Assets                  20,363              21,939

OTHER ASSETS

   Securities - available for sale
    - Note 3                                2,034               2,034
   Convertible debt offering costs -
   net of amortization - Note 4           242,261             262,261

                                        $ 264,658           $ 286,234

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES

 Accounts payable                       $  45,154           $  45,154
 Subordinated convertible debt
  -  Note 4                             6,900,000           6,900,000
 Accrued interest payable convertible
  debt - Note 4                         3,979,357           3,496,590

        Total Current Liabilities      10,924,511          10,441,744

STOCKHOLDERS' EQUITY

Preferred stock
 2,500,000 shares authorized at
  $0.0001 par value;
 60,000 shares issued and
  outstanding - Note 5                    696,582             682,856
Common stock
 75,000,000 shares authorized at
  $0.0001 par value;
58,224,952 shares issued and outstanding    5,823               5,823
 Capital in excess of par value        36,492,880          36,492,880
 Accumulated deficit - Note 1         (47,855,138)        (47,337,069)

    Total Stockholders'  Deficiency   (10,659,853)        (10,155,510)

                                       $  264,658          $  286,234

The accompanying notes are an integral part of these financial statements.

                    REDDI  BRAKE  SUPPLY  CORPORATION
                       (Development Stage Company)
                         STATEMENTS OF OPERATIONS
For the Three and Six Months Ended December 31, 1999 and 1998 and the period
 July 1, 1997 (date of inception of development stage) to December 31, 1999


                         Three Months           Six Months
                         Dec      Dec         Dec        Dec   Jul 1, 1997 to
                         1999     1998        1999       1998    Dec 31, 1999

REVENUES                 $  -     $  -        $  -       $  -        $  -

EXPENSES

 Administrative           502      887       1,576      1,426       68,202
 Interest             254,086  221,538     502,767    438,175    3,045,479

NET LOSS - before other
           losses    (254,588)(222,425)   (504,343)  (439,601)  (3,113,681)

LOSS OF LIQUIDATION
    OF ASSETS AND
    LIABILITIES            -        -           -           -  (25,223,711)
                     ________   _______    ________   ________  __________

NET LOSS           $(254,588) $(222,425)  $(504,343) $(439,601) $(28,337,392)




LOSS PER COMMON
SHARE

   Basic           $      -    $    -     $    (.01)  $   (.01)



AVERAGE
OUTSTANDING
 SHARES

          Basic 58,224,982  52,186,949  58,224,982  52,186,949


The accompanying notes are an integral part of these financial statements.

                      REDDI  BRAKE  SUPPLY  CORPORATION
                         (Development Stage Company)
                           STATEMENT OF CASH FLOWS
    For the Six Months Ended December 31, 1999 and 1998 and the Period July 1, 1997 (date of inception of development stage) to December 31, 1999


                                                 Six Months
                                    Dec 31,         Dec 31,   July 1, 1997
                                      1999            1998   to Dec 31, 1999

CASH FLOWS FROM
 OPERATING ACTIVITIES

 Net loss                        $ (504,343)     $(439,601)    $(28,337,392)

 Adjustments to reconcile net loss to
 net cash provided by operating
 activities

 Changes in accounts payable            -              -             45,154
 Loss of assets                         -              -         25,223,711
 Accrued interest -
  convertible debt                  502,767        438,175        3,045,479

   Net Cash Used in Operations       (1,576)        (1,426)         (23,048)

CASH FLOWS FROM INVESTING
 ACTIVITIES
                                        -              -                -

CASH FLOWS FROM FINANCING
 ACTIVITIES

                                        -              -

 Net Increase (Decrease) in Cash     (1,576)        (1,426)         (23,048)

 Cash at Beginning of Period          9,183         18,861           30,655

 Cash at End of Period              $ 7,607       $ 17,435          $ 7,607

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

Income Taxes

On  December  31, 1999  the Company  had a  net  operating  loss carry forward of $47,838,412. The tax benefit from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has no operations and there has been a substantial change in its stockholders. The net operating loss will expire starting in 1998 through 2020.

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

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION OR PLAN OF OPERATION

     The Company has $7,607 in cash and $12,756 in accounts receivable for total current assets of $20,363 Other assets include $2,034 in securities available for sale and $242,261 in convertible debt offering costs. The Company has current liabilities in the amount of $10,924,511 which include $45,154 in accounts payable, $6,900,000 in the form of a subordinated convertible debt and $3,979,357 in accrued interest payable on the convertible debt.

     The Company did not generate any revenue during the quarterly period December 31, 1999. The Company has no material commitments for capital expenditures for the next twelve months.

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

Changes in Securities and Use of Proceeds:

     (a)  Date             Title    Amount
          October, 1999    Common   1,000,000 shares

     (b) No underwriters were involved in the transaction. The company issued the securities to Maremont and Standard
Corporations in settlement of the legal proceedings in Maremont
Corporation v. McGorrian, et.al.

     (c) The securities were issued as follows: 150,000 share to Maremont Corportion and 850,000 shares to Standard Corporation in settlement of legal proceedings in Maremont Corporation v.
McGorrian, et.al.

     (d) The company relied on the exemption provided under the Securities Act of 1933 to effect the transaction. The shares were issued in a private transaction not involving any public offering.

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

Submission of Matters to a Vote of Securities Holders: None.

Other Information: None

Exhibits and Reports on Form 8-K.

     Reports on Form 8-K: None.

     Exhibits: Included only with the electronic filing of this report is the Financial Data Schedule for the three month period ended December 31, 1999 (Exhibit ref. No. 27).

                         SIGNATURES

     In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              REDDI BRAKE SUPPLY CORPORATION



Date: 3/22/00                 By: /s/ John Chymboryk, President


Date: 3/22/00                 By: /s/ Kip Eardley, Chief Financial Officer