Form 10QSB
period 2000-03-31
REDDI BRAKE SUPPLY CORP
filed 2000-05-08
CIK 867687

12

                U.S. SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                              FORM 10-QSB

      [ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2000

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

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS:
State the number of shares outstanding of each of the issuer's classes of common equity, as of May 5, 2000: 58,224,952 shares of common stock.

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

                              FORM 10-QSB
                    REDDI BRAKE SUPPLY CORPORATION

                                 INDEX
                                                       Page
PART I.   Financial Information                           3

          Auditors Review Letter                          4

          Unaudited  Balance Sheets for  March  31,       5
          2000 and June 30, 1999

          Unaudited  Statements of  Operations  for
          the Three and Nine Months Ended March 31,       6
          2000 and 1999 and the Period July 1, 1997
          (date of inception of development state) to March 31, 2000

          Unaudited Statement of Cash Flow for  the
          Three  and  Nine Months Ended  March  31,
          2000 and 1999 and the Period July 1, 1997       7
          (date of inception of development state) to March 31, 2000

          Notes to Financial Statements                   8

          Management's Discussion and  Analysis  of      13
          Financial Condition

PART II.  Other Information                              14


          Legal Proceedings

          Defaults Upon Senior Securities

          Other Information

          Exhibits and Reports on Form 8-K

          Signatures                                     15

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

ANDERSEN  ANDERSEN & STRONG, L.C.              941 East 3300 South, Suite 202
Certified Public Accountants                   Salt Lake City, Utah 84106
and Business Consultants                       Telephone 801 486-0096
                                               Fax 801 486-0098


     REPORT ON REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


The Board of Directors
Reddi Brake Supply Corporation

We have reviewed the condensed balance sheet of Reddi Brake Supply Corporation (development stage company) as of March 31, 2000 and the related condensed statement of operations and the condensed statement of cash flows for the three and nine months ended March 31, 2000 and 1999 and the periods July 1, 1997 (date of inception of development stage) to March 31. 2000. These financial statements are the responsibility of the company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based   on   our  review,  we  are  not  aware  of  any  material
modifications that should be made to the accompanying financial statements for them to be in conformity with generally accepted accounting principles.



                                  Andersen Andersen and Strong

Salt Lake City, Utah
May 5, 2000

                  REDDI  BRAKE  SUPPLY  CORPORATION
                    (Development Stage Company)
                          BALANCE SHEETS
                 March  31, 2000 and June 30, 1999



                                                Mar 31, 2000      Jun 30, 1999
ASSETS
CURRENT ASSETS

 Cash                                             $ 11,518           $  9,183
    Accounts receivable                                  -             12,756
     Total Current Assets                           11,518             21,939

OTHER ASSETS

Securities - available for sale - Note 3             2,034              2,034
 Convertible debt offering costs -
   net of amortization - Note 4                    232,261            262,261

                                                 $ 245,813          $ 286,234
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES

Accounts payable                                 $  45,154          $  45,154
Subordinated convertible debt -  Note 4          6,900,000          6,900,000
Accrued interest payable -
   convertible debt - Note 4                     4,219,860          3,496,590
        Total Current Liabilities               11,165,014         10,441,744

STOCKHOLDERS' EQUITY

Preferred stock
 2,500,000 shares authorized at $0.0001 par value;
 60,000 shares issued and outstanding - Note 5    703,445             682,856
 Common stock
  75,000,000 shares authorized  at $0.0001 par value;
58,224,952 shares issued and outstanding            5,823               5,823
 Capital in excess of par value                36,492,880          36,492,880
    Accumulated deficit - Note 1              (48,121,349)        (47,337,069)
    Total Stockholders'  Deficiency           (10,919,201)        (10,155,510)

                                               $  245,813        $    286,234

 The accompanying notes are an integral part of these financial statements.

                    REDDI  BRAKE  SUPPLY  CORPORATION
                       (Development Stage Company)
                         STATEMENTS OF OPERATIONS
For the Three and Nine Months Ended March 31, 2000 and 1999 and the period
     July 1, 1997 (date of inception of development stage) to March 31, 2000



                       Three Months          Nine Months
                       Mar         Mar       Mar        Mar     Jul 1, 1997 to
                       2000        1999      2000       1999     Mar 31, 2000


REVENUES              $    -     $    -    $    -      $    -      $    -

EXPENSES

 Administrative            -        970    10,420       2,426      68,202
 Interest            250,504    287,589   753,271     862,838   3,295,983

NET LOSS - before other
           losses   (250,504)  (288,559) (763,391)   (865,264) (3,364,185)

LOSS OF LIQUIDATION
    OF ASSETS AND
    LIABILITIES            -          -         -          -  (25,223,711)


NET LOSS         $  (250,504) $(288,559) $(763,691)  $(865,264) $(28,587,896)


LOSS PER COMMON
SHARE

   Basic              $    -      $   -     $ (.01)   $   (.02)


AVERAGE
OUTSTANDING
 SHARES

   Basic          58,224,952  52,186,949  58,224,952  52,186,949



The accompanying notes are an integral part of these financial statements.

                      REDDI  BRAKE  SUPPLY  CORPORATION
                         (Development Stage Company)
                           STATEMENT OF CASH FLOWS
      For the Nine  Months Ended March 31, 2000  and 1999 and the Period
    July 1, 1997 (date of inception of development stage) to March 31, 2000


                                              Nine Months
                                     Mar 31,       Mar 31,       July 1, 1997
                                       2000          1999     to Mar 31, 2000

CASH FLOWS FROM
 OPERATING ACTIVITIES

 Net loss                          $ (763,691)  $ (865,264)      $(28,587,896)

   Adjustments to reconcile net loss to
   net cash provided by operating
   activities

  Changes in accounts receivable       12,756            -                  -
  Changes in accounts payable               -            -             45,154
  Loss  of  assets                          -            -         25,223,711
  Accrued interest - convertible debt 753,270      862,804          3,299,894

    Net Cash Used in Operations         2,335       (2,460)           (19,137)

CASH FLOWS FROM INVESTING
 ACTIVITIES
                                            -            -                  -

CASH FLOWS FROM FINANCING
 ACTIVITIES

                                            -            -                  -

 Net Increase (Decrease) in Cash        2,335       (2,460)           (19,137)

 Cash at Beginning of Period            9,183       18,861             30,655

 Cash at End of Period             $   11,518     $ 16,401           $ 11,518


  The accompanying notes are an integral part of these financial statements.

                   REDDI  BRAKE  SUPPLY  CORPORATION
                     NOTES TO FINANCIAL STATEMENTS


1. ORGANIZATION

The Company was incorporated under the laws of the State of Nevada on July 12, 1990 with name AFranklin Capital, Inc@ with authorized common stock of 35,000,000 shares with a par value of $0.0001 and preferred stock of 2,500,000 shares with a par value of $0.0001. On October 24, 1996 the authorized common stock was increased to 75,000,000 shares with the same par value. The Company had several name changes and on April 21, 1994 changed its name to AReddi Brake Supply Corporation@.

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

Income Taxes

On March 31, 2000 the Company had a net operating loss carry forward of $48,121,349. The tax benefit from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has no operations and there has been a substantial change in its stockholders. The net operating loss will expire starting in 1998 through 2020.

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

                  REDDI  BRAKE  SUPPLY  CORPORATION
              NOTES TO FINANCIAL STATEMENTS (Continued)



4.  SUBORDINATED  CONVERTIBLE  DEBT

On February 9, 1995, the Company completed a private placement of 9% Adjustable Convertible Subordinated Debentures due 2005 in the amount of $6.9 million. Interest on the unpaid principal is payable quarterly on April 30, July 31, October 31 and January 31 of each year. The Company may call the Debentures after January 17, 1998. The Debentures are subordinated to all of the obligations due to the
Company=s bank and suppliers and are convertible into shares of the Company=s Common Stock at a conversion price of $3.50 per share. The conversion price is also subject to the antidilution adjustments.

Any  holders  of  shares  issuable upon  conversion   have  demand  and
piggyback rights to have the shares registered, at the Company=s expense, under the Securities Act of 1993.

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

The holders of Class A and Class B Preferred Stock will be entitled to convert these shares into fully paid and non-assessable shares of the Company=s common stock. This conversion is derived by dividing the original issue price by eighty percent of the average per share high closing bid price of the Company=s common stock for the five consecutive trading days ending two days before the conversion date, provided, however that the maximum conversion rate will be $2.25 and the minimum conversion rate will be $1.50.

The Company received approximately $8.3 million in net proceeds from the placements. The offerings and sale of the Securities in the Placement were not registered under the Securities Act of 1933, in reliance upon the exemption from registration provided by Regulation S.

During  1996  and  1997  all of  the  preferred  A  and  part  of   the
Preferred B shares were converted into the Company=s common stock leaving a balance of 60,000 Preferred B shares outstanding.

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

7.  RELATED PARTY TRANSACTIONS

The officers and directors do not own any of the Company=s outstanding stock.

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

On September 6, 1996, Maremont Corporation filed a lawsuit in the United States District Court for the Central District of California against the Company, alleging that the Company owes the plaintiff approximately $1.2 million for goods sold and delivered to the Company. The lawsuit does not name Reddi Brake Supply Corporation, but the Company=s indemnification agreements with the directors obligates the Company to support the defense.

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

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION OR PLAN OF OPERATION


     The Company has $11,518 in cash and $-0- in accounts receivable for total current assets of $11,518. Other assets include $2,034 in securities available for sale and $232,261 in convertible debt offering costs. The Company has current liabilities in the amount of $11,165,014 which include $45,154 in accounts payable, $6,900,000 in the form of a subordinated convertible debt and $4,219,860 in accrued interest payable on the convertible debt.

     The Company did not generate any revenue during the quarterly period March 31, 2000. The Company has no material commitments for capital expenditures for the next twelve months.

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

Forward-Looking Statement Notice

     When used in this report, the words "may," "will," "expect," "anticipate," "continue," "estimate," "project," "intend," and similar expressions are intended to identify forward-looking statements within the meaning of Section 27a of the Securities Act of 1933 and Section 21e of the Securities Exchange Act of 1934 regarding events, conditions, and financial trends that may affect the Company's future plans of operations, business strategy, operating results, and financial position. Persons reviewing this report are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and that actual results may differ materially from those included within the forward-looking statements as a result of various factors. Such factors are discussed under the headings "Item 1. Description of Business," and "Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations," and also include general economic factors and conditions that may directly or indirectly impact the Company's financial condition or results of operations.

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

Other Information:

     Effective March 3, 2000, Mr. Sanford Waddell resigned from the Board of Directors. His resignation was voluntary.

Exhibits and Reports on Form 8-K.

     Reports on Form 8-K: No reports on Form 8-K were filed by the Company during the quarter ended March 31, 2000.

     Exhibits: Included only with the electronic filing of this report is the Financial Data Schedule for the three month period ended March 31, 2000 (Exhibit ref. No. 27).

                              SIGNATURES

     In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              REDDI BRAKE SUPPLY CORPORATION


Date:  5/5/00                       By:  /s/ John Chymboryk
                                    John Chymboryk, President


Date: 5/5/00                        By:  /s/ Kip Eardley
                                    Kip Eardley, Chief Financial Officer