Form 10KSB
period 2000-06-30
REDDI BRAKE SUPPLY CORP
filed 2000-10-13
CIK 867687

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           Form 10-KSB

        Annual Report Pursuant to Section 13 or 15(d) of
               the Securities Exchange Act of 1934
(Mark One)
[ X ] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
           For the fiscal year ended June 30, 2000

[   ]      Transition  report under section 13 or  15(d)  of  the
           Securities Exchange Act of 1934
           For  the  transition  period  from ________  to _______

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

The aggregate market value of the issuer's Common Stock held as of October 11, 2000 by non-affiliates of the issuer was $778,979.

As of October 11, 2000, issuer had 74,999,972 shares of its $.0001 par value common stock outstanding.

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

     Since the divestiture of the Company's subsidiary, the Company has not engaged in any operations. At the present time, the Company continues to seek, investigate, and if warranted, acquire an interest in a business opportunity. The Company does not propose to restrict its search for a business opportunity to any particular industry or geographical area and may, therefore, engage in essentially any business in any industry. The Company has unrestricted discretion in seeking and participating in a business opportunity, subject to the availability of such opportunities, economic conditions and other factors.

     The selection of a business opportunity in which to participate is complex and extremely risky and will be made by management in the exercise of its business judgment. There is no assurance that the Company will be able to identify and acquire any business opportunity which will ultimately prove to be beneficial to the Company and its shareholders.

     The activities of the Company are subject to several significant risks which arise primarily as a result of the fact that the Company has no specific business and may acquire or participate in a business opportunity based on the decision of management which will, in all probability, act without the consent, vote, or approval of the Company's shareholders.

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

Criteria

     The Company will not restrict its search to any particular business, industry or geographical location. The Company may acquire a business opportunity or enter into a business in any industry and in any stage of development. The Company may enter into a business or opportunity involving a "start up" or new company. The Company may acquire a business opportunity in various stages of its operation.

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

Procedures

     As part of the Company's investigation of business opportunities, officers and directors may meet personally with management and key personnel of the firm sponsoring the business opportunity, visit and inspect material facilities, obtain independent analysis or verification of certain information provided, check references of management and key personnel, and conduct other reasonable measures.

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

Item 3.  Legal Proceedings.

      McCormick, et al., v. Reddi Brake Supply Corp., et al, L.A.S.C. Case No. BC 180840. On November 6, 1997, the above action was filed in the Los Angeles County Superior Court as a class action on behalf of all persons or entities who bought common stock of Reddi Brake Supply Corporation prior to March 23, 1996 and/or who bought or sold such stock thereafter until August 13, 1996. The complaint asserts causes of action for breach of fiduciary duty by officers and directors and conspiracy to manipulate the price of the common stock of the Company and concealment thereof. Reddi Brake has denied and continues to deny all of the claims and contentions alleged in the complaint. The parties to the litigation have entered into a Stipulation of Settlement dated May 21, 1999, dismissing the litigation with prejudice. The Stipulation of Settlement provides that the Plaintiffs will release the Company from a $20 million judgment if the Company and individual defendants assign any and all rights for insurance coverage to the Plaintiffs. As of the date of this report, the settlement offer remains pending.

       Sheerin v. McCorrian, Birin and Reddi Brake Supply Corporation, L.A.S.C. Case No. BC 186930. On March 3, 1998, the above action was filed in the Los Angeles County Superior Court alleging breach of contract, breach of fiduciary duty, fraud, negligent misrepresentation, violation of federal securities laws and violation of California securities laws. The Company has denied and continues to deny all of the claims and contentions alleged in the complaint. The parties have been negotiating a settlement agreement, which remains unresolved as of the date of this report.

Item 4.  Submission of Matters to a Vote of Securities Holders.

      No matters were submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders. However, on October 6, 2000 and subsequent the fiscal year 2000, the Preferred B Stockholders unanimously consented to convert each share of Preferred B Stock into 262.917 shares of Common Stock.

                             PART II

Item 5.  Market for Common Equity, Related Stockholder Matters.

     The Company's common stock is listed on the Over the Counter Bulletin Board ("OTCBB"), under the symbol "REDI". As of October 11, 2000 the Company had 634 shareholders holding 74,999,972 shares of common stock. Of the issued and outstanding common stock, 53,129,779 are free trading, the balance are restricted stock as that term is used in Rule 144.

      The  following  quotations, as  provided  by  the  National
Quotation  Bureau, represent prices between dealers  and  do  not
include  retail  markup,  markdown or commission.   In  addition,
these quotations do not represent actual transactions.

                             CLOSING BID              CLOSING ASK
                         HIGH      LOW       HIGH      LOW

1998
First Quarter           .035      .002      .042      .0025
Second Quarter          .015      .005      .017      .007
Third Quarter           .0065     .003      .0075     .004
Fourth Quarter          .003      .002      .0045     .0025

1999
First Quarter           .0085     .002      .01       .0029
Second Quarter          .018      .004      .021      .006
Third Quarter           .01       .005      .013      .006
Fourth Quarter          .005      .003      .007      .005

2000
First Quarter           .074      .003      .08       .005
Second Quarter          .05       .0152     .058      .02

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

Recent Sale of Unregistered Securities

      On June 14, 2000, by resolution of the Board of Directors, the Company authorized and issued 2,000,000 shares of a Class C Preferred Stock with voting rights of 50 votes per share to Capital Holdings, LLC ("Capital Holdings") in consideration of $10,000 paid by Capital Holdings for legal debts incurred by the Company. The securities were sold in a private transaction, without registration, to Capital Holdings (which is equally owned by John Chymboryk and Kip Eardley, directors and officers of the Company) in reliance on the exemption provided by Section 4(2) of the Securities Act. The investor had a pre-existing relationship with the Company and had access to all material information pertaining to the Company and its financial condition. No broker was involved and no commissions were paid in the transaction.

      On October 6, 2000, by resolution of the Board of Directors and unanimous consent of the Preferred B Stockholders, the Company converted 60,000 shares of Preferred B Stock into 15,775,020 shares of Common Stock at a conversion rate of 1:262.917. The securities were exchanged in a private transaction with an accredited investor, without registration, in reliance on the exemption provided by Section 4(2) of the Securities Act. No broker was involved and no commissions were paid in the transaction

Item  6.   Management's  Discussion  and  Analysis  or  Plan   of
Operation.

      As of the fiscal year end June 30, 2000 the Company's total current assets are $4,226 in cash. Other assets include $2,034 in securities available for sale and $222,261 in convertible debt offering costs. The Company has current liabilities in the amount of $11,352,562, which includes $50,835 in accounts payable, $6,900,00 in the form of a subordinated convertible debt and $4,401,727 in accrued interest payable on the convertible debt.

      The Company did not generate any revenue from operations during fiscal years 2000 and 1999. The Company has no material commitments for capital expenditures for the next twelve months.

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

Item  8.   Changes  In  and  Disagreements  with  Accountants  on
Accounting and Financial Disclosure.

     None.

                            PART III

Item 9.  Directors, Executive Officers, Promoters and Control
Persons; Compliance with Section 16(a) of the Exchange Act.

     The following tables sets forth as of June 30, 2000, the name, age, and position of each executive officer and director and the term of office of each director of the Company.

Name              Age  Position                    Director or Officer Since

John Chymboryk    47   President and Director        February 2000

Kip Eardley       41   Secretary/Treasurer and       February 2000
                       Director

     All Directors hold their positions for one year or until successors are duly elected and qualified. All officers hold their positions at the will of the Board of Directors.

     Set forth below is certain biographical information regarding each of the Company's executive officers and directors:

     John Chymboryk, President and Director. Mr. Chymboryk received his bachelor's degree with an emphasis in accounting and economics in 1982. Following graduation he worked for a large international accounting firm until 1984. He then taught courses in finance, marketing and management in the business departments of a Community College from 1984 to 1992. Concurrent with his teaching experience, Mr. Chymboryk operated an accounting business that specialized in preparing financial statements, tax returns and business plans for small businesses. Mr. Chymboryk co-founded a company that specialized in marketing, customer retention and management training. Mr. Chymboryk served as Vice President and was responsible for the financial operations and in developing and delivering management training. Mr. Chymboryk was instrumental in designing and presenting the sales management workshop that was contracted with Lexus, the Toyota Motor Corporation luxury car line. In 1997, Mr. Chymboryk was involved in designing, developing and implementing a new application that assists companies in following up and retaining their existing customer base. Mr. Chymboryk is a director in the following reporting companies, GTG Holdings, Inc., GTM Holdings, Inc., VideoPlex, Inc., Golden Quest, Inc., and Heavenly Hotdog, Inc.

     Kip Eardley, Secretary/Treasurer and Director. Since 1989, Mr. Eardley has been self-employed as the president and owner of Capital Consulting of Utah, Inc., a consulting firm to various public and private companies. Mr. Eardley is also a director in the following reporting companies, Holmes Microsystems, Inc., GTC Holdings, Inc., GTM Holdings, Inc., VideoPlex, Inc., Golden Quest, Inc., and Heavenly Hotdog, Inc.

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

Item 11.  Security Ownership of Certain Beneficial Owners and
Management.

     The following table sets forth as of October 11, 2000, the name and the number of shares of the Company's voting stock, consisting of Common Stock, par value. $.0001, one vote per share and Class C Preferred stock with voting rights of 50 votes per share (hereinafter collectively referred to as the "Voting Stock") held of record, or was known by the Company to own beneficially, more than 5% of the Company's issued and outstanding Voting Stock; plus, the name and shareholdings of each director and of all officers and directors as a group.


                 Name and Address of              Amount and Nature of  Percentage of  Percentage of
Title of Class   Beneficial Owner (1)             Beneficial Ownership      Class       Voting Stock

Common           CBIC Wood Gundy (London), Ltd      17,297,844 shares        23%            9.8%
                 BCE Place, 10th Floor
                 161 Bay Street
                 Toronto, CN  M5J 2S8

Preferred C      John Chymboryk,(2)(3)               2,000,000 shares       100%           57.1%
                 5882 S. 900 E., Suite 202
                 Salt Lake City,  UT 84121

Preferred C      Kip Eardley, (2)(3)                 2,000,000 shares       100%           57.1%
                 5882 S. 900 E., Suite 202
                 Salt Lake City,  UT  84121

Preferred C      Officers, Directors and Nominees    2,000,000 shares       100%           57.1%
                 as a Group: 2 persons.


  (1) For purposes of this table, a beneficial owner is one who, directly or indirectly, has or shares with others (a) the power to vote or direct the voting of the Voting Stock (b) investment power with respect to the Voting Stock which includes the power to dispose or direct the disposition of the Voting Stock.

  (2)  Officer and/or director of the Company.

  (3)  John Chymboryk and Kip Eardley each own 50% of Capital
       Holdings, which currently holds all 2,000,000 shares of the Class C Preferred Stock.

Item 12.  Certain Relationships and Related Transactions.

     On June 14, 2000, by resolution of the Board of Directors, the Company authorized and issued 2,000,000 shares of a Class C Preferred Stock with voting rights of 50 votes per share to Capital Holdings, in consideration of $10,000 paid by Capital Holdings, for legal debts incurred by the Company. John Chymboryk and Kip Eardley, both officers and directors of the Company, jointly own Capital Holdings. This gives Capital Holdings control of the Company with a total of 100,000,000 votes, which is equivalent to fifty seven percent (57%) of all issued and outstanding Voting Stock.

     The Company utilizes office space provided by the officers and directors of the Company at no charge to the Company.

Item 13.  Exhibits and Reports on Form 8-K.

     Reports on Form 8-K

     A report on Form 8-K was filed on June 20, 2000. The form reported that the Company's Board of Directors authorized the designation of 2,000,000 shares of Class C Preferred Stock with voting rights of 50 votes per share. The Certificate of Designation of Class C Preferred Stock was filed with the state of Nevada on June 14, 2000. Two million (2,000,000) shares of Class C Preferred stock were then issued to Capital Holdings in consideration of $10,000 paid by Capital Holdings for legal debts incurred by the Company. At the time of issuance, the Company had 59,224,952 shares of Common Stock issued and outstanding with each share of common stock having one vote. The issuance of the Class C Preferred Stock with 50 votes per share, placed Capital Holdings in a control position with 100,000,000 votes or 63% of the voting stock. Capital Holdings is owned 50% by John Chymboryk, Director and President of the Company and 50% by Kip Eardley, Director and Secretary/Treasurer of the Company.

Exhibits

     Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-B.

Exhibit  SEC Ref.   Title of Document                            Location
No.      No.
1      (3)(i)       Articles of Incorporation                     See Note (1)
2      (3)(i)       Articles of Amendment to the Articles of
                     Incorporation                                See Note (1)
3      (3)(i)       Articles of Amendment to the Articles of
                     Incorporation                                See Note (1)
4      (3)(i)       Articles of Amendment to the Articles of
                     Incorporation                                See Note (1)
5      (3)(i)       Articles of Amendment to the Articles of
                     Incorporation                                See Note (1)
6      (3)(i)       Articles of Amendment to the Articles of
                     Incorporation                                See Note (1)
7      (3)(ii)      By Laws                                       See Note (1)
8      (4)          Certificate of Designation for Preferred
                     Class C Stock                                See Note (2)
9      (4)          Certificate of Amendment to Preferred Class B
                     Stock                                        Attached
10     (10)         Asset Purchase Agreement                      See Note (1)
11     (10)         Lease Agreement                               See Note (1)
12     (27)         Financial Data Schedule                       Attached
13     (99)         Order Confirming Plan of Reorganization       See Note (1)

Note (1) - Filed as an Exhibit on Form 10-KSB for the fiscal year ended June 30, 1999 and filed March 20, 2000, is incorporated herein by reference.

Noted (2) - Filed as an Exhibit on Form 8-K, which was filed on June 23, 2000, and is incorporated herein by reference

                           SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              REDDI BRAKE SUPPLY CORPORATION

Date: October 13, 2000        By: /s/ John Chymboryk
                                      President


Date: October 13, 2000        By: /s/  Kip Eardley
                                       Chief Financial Officer

      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date: October 13, 2000        By: /s/ John Chymboryk
                                      Director


Date: October 13, 2000        By: /s/ Kip Eardley
                                      Director

                 REDDI BRAKE SUPPLY CORPORATION
                  (A Development Stage Company)

                      Financial Statements

                          June 30, 2000

                            CONTENTS


Independent Auditors' Report                                  F-2

Balance Sheet                                                 F-3

Statements of Operations                                      F-4

Statement of Stockholders' Equity                             F-5

Statement of Cash Flows                                       F-6

Notes to the Financial Statements                             F-7

ANDERSEN  ANDERSEN & STRONG,  L.C.              941 East 3300 South, Suite 202
Certified Public Accountants and                Salt Lake City, Utah 84106
 Business Consultants                           Telephone 801-486-0096
                                                Fax 801 486-0098

Board of Directors
Reddi Brake Supply Corporation
Salt Lake City, Utah

       REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

We have audited the accompanying balance sheet of Reddi Brake Supply Corporation (development stage company) at June 30, 2000 and the related statements of operations, stockholders' equity, and cash flows for the years ended June 30, 2000 and 1999 and the period July 1, 1997 (date of inception of development stage) to June 30, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Reddi Brake Supply Corporation at June 30, 2000 and the results of operations, and cash flows for the years ended June 30, 2000 and 1999 and the period July 1, 1997 (date of inception of development stage) to June 30, 2000, in conformity with generally accepted accounting principles.

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


/s/ Anderson, Anderson & Strong

Salt Lake City, Utah
September 29, 2000

                   REDDI BRAKE SUPPLY CORPORATION
                     (Development Stage Company)
                            BALANCE SHEET
                            June 30, 2000

ASSETS
CURRENT ASSETS

 Cash                                                         $      4,226
 Total Current Assets                                                4,226

OTHER ASSETS

 Securities - available for sale - Note 3                            2,034
 Convertible debt offering costs - net of amortization - Note  4   222,261

                                                              $    228,521
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES

 Accounts payable                                             $     50,835
 Subordinated convertible debt -  Note 4                         6,900,000
 Accrued interest payable - convertible debt - Note 4            4,401,727

    Total Current Liabilities                                   11,352,562

STOCKHOLDERS' EQUITY

    Preferred stock - Note 5
     2,500,000 shares authorized at $0.0001 par value;
     2,060,000 shares issued and outstanding                          206
 Common stock - Note 5
     75,000,000 shares authorized  at $0.0001 par value;
     59,224,952 shares issued and outstanding                       5,922
 Capital in excess of par value                                37,217,358
 Accumulated  deficit - Note     1                            (48,347,527)

  Total  Stockholders'  Deficiency                            (11,124,041)

                                                             $    228,521

The  accompanying notes are an integral part of these financial statements.

                   REDDI BRAKE SUPPLY CORPORATION
                     (Development Stage Company)
                      STATEMENTS OF OPERATIONS
     For the  Years Ended June 30, 2000 and 1999 and the period
  July 1, 1997 (date of inception of development stage) to June 30,
                                2000



                                                               July 1, 1997
                                         June 30,    June 30,          to
                                           2000       1999     June 30, 2000

REVENUES                              $          - $         - $            -
                                       -----------   ---------    -----------
EXPENSES
   Administrative                           37,594      16,615        104,220
   Interest                                953,982     885,678      2,657,034


NET OPERATING LOSS - before other losses  (991,576)   (902,293)    (2,761,254)

LOSS ON LIQUIDATION OF ASSETS
    AND LIABILITIES                              -           -    (25,223,711)
                                         ---------    --------     -----------

NET  LOSS                              $  (991,576) $ (902,293) $ (27,984,965)

NET LOSS PER COMMON
 SHARE

  Basic                                $   (.02)    $   (.02)

AVERAGE  OUTSTANDING
    SHARES

     Basic                             58,224,952   50,186,949

 The accompanying notes are an integral part of these financial statements.

                        REDDI BRAKE SUPPLY CORPORATION
                          (Development Stage Company)
                 STATEMENT OF CHANGES  IN STOCKHOLDERS' EQUITY
Period July 1, 1997 (date of inception of development stage)  to June 30, 2000



                                                                                    Capital in
                                             Preferred Stock      Common Stock      Excess of    Accumulated
                                             Shares   Amount    Shares      Amount  Par Value     Deficit
Balance July 1,  1997                        130,000   $  13  50,186,949  $ 5,018  $37,093,672 $(20,251,979)


Issuance of common stock for
   redemption of preferred                   (70,000)     (7)  8,038,003      804         (797)           -

Net operating loss for the year
    ended June 30, 1998                            -       -           -        -            -  (26,091,096)

Net operating loss for the year
    ended June 30, 1999                            -       -           -        -            -     (902,293)

Preferred stock dividends                          -       -           -        -       82,856      (82,856)
Balance June 30, 1999                          60,000      6  58,224,952    5,822   37,175,731  (47,328,224)

Issuance of common stock for
    settlement of legal action
    at $.0042 -  October 1999                       -      -   1,000,000      100        4,100            -

Issuance of class C preferred stock for
    for expenses - June 14, 2000 -
    related party                           2,000,000    200            -       -        9,800            -

Preferred stock dividends                           -      -            -       -       27,727      (27,727)

Net operating loss for the year
    ended June 30, 2000                             -      -            -       -                  (991,576)


Balance June 30, 2000                       2,060,000 $  206   59,224,952 $ 5,922  $37,217,358 $(48,347,527)

  The accompanying notes are an integral part of these financial statements.

                        REDDI BRAKE SUPPLY CORPORATION
                          (Development Stage Company)
                            STATEMENT OF CASH FLOWS
          For the  Years Ended June 30, 2000  and 1999 and the Period
    July 1, 1997 (date of inception of development stage) to June 30, 2000


                                        June 30,    June 30,    July 1, 1997
                                           2000      1999       to June 30, 2000

CASH FLOWS FROM
 OPERATING ACTIVITIES

Net loss                                 $(991,576)   $(902,293)   $(27,984,965)

 Adjustments to reconcile net loss to
  net cash provided by operating
  activities

 Changes in accounts receivable             12,756            -          12,756
 Changes in accounts payable                 5,681        7,000          50,835
 Loss of assets                                  -            -      25,223,711
 Accrued interest - convertible debt       953,982      885,679       2,657,034
 Issuance common stock for settlement
  of legal action                            4,200            -           4,200
 Issuance of preferred stock for expenses   10,000            -          10,000
                                            ------       -------        --------
     Net  Cash Used in Operations           (4,957)      (9,614)        (26,429)
                                            -------      -------        --------
CASH FLOWS FROM INVESTING
 ACTIVITIES
                                                 -            -               -
                                            -------      -------        --------
CASH FLOWS FROM FINANCING
 ACTIVITIES

                                                 -            -               -
                                           --------      -------        --------

 Net Increase (Decrease) in Cash            (4,957)      (9,614)        (26,429)

 Cash at Beginning of Period                 9,183       18,797          30,655

 Cash at End of Period                   $   4,226     $  9,183     $     4,226


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

Income Taxes

On  June  30,  2000  the Company had a net operating  loss  carry forward of $48,347,527. The tax benefit from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has no operations and there has been a substantial change in its stockholders. The net operating loss will expire starting in 1998 through 2021.

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

                 REDDI BRAKE SUPPLY CORPORATION
            NOTES TO FINANCIAL STATEMENTS (Continued)



2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Financial Instruments

The carrying amounts of financial instruments, including cash, securities, and accounts payable, are considered by management to be their estimated fair values.

Comprehensive Income

The  Company adopted Statement of Financial Accounting  Standards
No. 130. The adoption of this standard had no impact on the total stockholder's equity.

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

The  accrued  interest payable is in default  and  therefore  the
debt   and   the   accrued  interest  is  shown   under   current
liabilities.

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

The Company received approximately $8.3 million in net proceeds from the placements of the preferred shares. The offerings and sale of the securities in the placement were not registered under the Securities Act of 1933, in reliance upon the exemption from registration provided by Regulation S.

The holders of class A and class B preferred stock are entitled to a cumulative annual dividend at the rate of four percent of the initial issue price of $10.00 per share, to accrue quarterly. The dividends can be paid in cash or in common stock of the Company at the option of the Company, at the conversion rates outlined below.

The holders of class A and class B preferred stock will be entitled to convert these shares into fully paid and non-assessable shares of the Company's common stock. The agreement provided for the automatic conversion of any preferred shares not converted on December 31, 1997.

During  1996  and  1997 all of the preferred A and  part  of  the preferred  B  shares  were converted into  the  Company's  common
stock   leaving   a   balance  of  60,000  preferred   B   shares
outstanding.

                 REDDI BRAKE SUPPLY CORPORATION
              NOTES TO FINANCIAL STATEMENTS (Continued)



5.  PREFERRED STOCK - continued

On September 29, 2000, by mutual agreement, the conversion rate on the remaining 60,000 preferred B shares was modified to provide for the issuance of 262.917 shares of common stock for one share of preferred stock including any accumulated and unpaid dividends on the remaining shares. On the date of this report the Company was in negotiations with the preferred stockholders to convert their preferred shares into common stock, which would amount to the issuance of 15,775,020 common shares.

On June 14, 2000 the Company was authorized and issued 2,000,000 of class C preferred shares, to a related party, as reimbursement for expenses paid. The terms of the class C preferred shares carry voting rights of 50 votes for each share and after 90 days from the issuance, conversion rights of one share of preferred C for one share of common, at the option of the stockholder.

6.  STOCK WARRANTS

On June 30, 2000, the Company had 20,000 warrants outstanding issued to Software License - IDCS, Inc., which entitles the holder to purchase one share of Common stock for each warrant at an exercise price of $5.00 per share. The date of grant for the warrants was October 19, 1991 and the expiration date is October 18, 2001.

No value was assigned to the warrants.

7.  RELATED PARTY TRANSACTIONS

A   related   party  owns  2,000,000  shares  of  the   Company's
outstanding class C preferred stock.

8.  GOING CONCERN

The Company intends to acquire interests in various business opportunities which, in the opinion of management, will provide a profit to the Company, however there is insufficient working capital for any future planned activity.

Continuation of the Company as a going concern is dependent upon obtaining additional working capital and the management of the Company has developed a strategy, which it believes will accomplish this objective through settlement of its debt and additional equity funding and long term debt which will enable the Company to conduct operations for the coming year.

                 REDDI BRAKE SUPPLY CORPORATION
              NOTES TO FINANCIAL STATEMENTS (Continued)



9.  LEGAL ACTIONS

McCormick, et al., v. Reddi Brake Supply Corporation., et al.

On November 6, 1997, a class action lawsuit was filed in the Los Angeles County Superior Court on behalf of all persons or entities who bought common stock of the defendant prior to March 23, 1996, and/or who bought or sold any shares thereafter until August 13, 1996, excluding defendants, their families, employees, agents or assigns. The complaint asserts causes of action for breach of fiduciary duty by officers and director and conspiracy to manipulate the price of the common stock of the defendant. The Reddi Brake Defendants have denied the claims. The parties to the litigation have entered into a Stipulation of Settlement dated May 21, 1999, dismissing the litigation with prejudice. The Stipulation of Settlement provides that the Plaintiffs will release the Company from a $20 million judgement if the Company and individual defendants assign any and all rights for insurance coverage to the Plaintiffs. As of the date of this report, the settlement offer remains pending.

Sheerin,  et  al.,  v Reddi Brake Supply Corporation,  Birin  and
McGorrian et al.

On March 3, 1998, Allen J. Sheerin filed a lawsuit in the Los Angeles County Superior Court against the Company and specifically against two former officers and directors of the Company. Mr. Sheerin alleges that these officers and directors misrepresented the financial status of the Company during the time that he was negotiating to buy shares in the Company, which resulted in a loss to him of $2,100,000.

The parties have been negotiating a settlement agreement that remains unresolved at the report date.