Form 10QSB
period 2000-09-30
REDDI BRAKE SUPPLY CORP
filed 2000-11-14
CIK 867687

U.S. SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                               FORM 10-QSB

      [  X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF  THE
SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2000

      [    ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

     For the transition period from     to

                       Commission File No. 0-19620

                     REDDI BRAKE SUPPLY CORPORATION
    (Exact name of small business issuer as specified in its charter)

            Nevada                          84-1152135
(State or other jurisdiction     (IRS Employer Identification No.)
 incorporation or organization)

       5882 South 900 East, Suite 202, Salt Lake City, Utah  84121
                 (Address of principal executive offices)

                             (801) 269-9500
                       (Issuer's telephone number)

                             Not Applicable
  (Former name, address and fiscal year, if changed since last report)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS:
State the number of shares outstanding of each of the issuer's classes of common equity, as of November 8, 2000: 74,999,972 shares of common stock.

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Exchange Act subsequent to the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

Transitional Small Business Format:  Yes [   ]  No [ X ]

                               FORM 10-QSB
                     REDDI BRAKE SUPPLY CORPORATION

                                  INDEX
                                                       Page
PART I.   Financial Information                           3

          Unaudited Balance Sheets - September  30,       4
          2000 and June 30, 2000

          Unaudited Statement of Operations for the       5
          Three Months Ended September 30, 2000 and
          1999 and the period July 1, 1997 (date of
          inception   of  development   stage)   to
          September 30, 2000                              6

          Unaudited Statement of Cash Flows for the
          Three Months Ended September 30, 2000 and
          1999 and the period July 1, 1997 (date of       7
          inception   of  development   stage)   to
          September 30, 2000
                                                         11
          Notes to Financial Statements

          Management's Discussion and  Analysis  of
          Financial Condition or Plan of Operation

PART II.  Other Information                              12

          Signatures                                     13

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

                 REDDI BRAKE SUPPLY CORPORATION
                  (Development Stage Company)
                         BALANCE SHEETS
              September 30, 2000 and June 30, 2000

                                                    Sept 30, 2000  Jun 30, 2000
ASSETS
CURRENT ASSETS
 Cash                                                $     1,806    $     4,226

     Total Current Assets                                  1,806          4,226

OTHER ASSETS
   Securities - available for sale - Note 3                2,034          2,034
   Convertible debt offering costs -
                         net of amortization - Note 4    212,261        222,261
                                                         214,295        224,295

                                                     $   216,101   $    228,521


LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
    Accounts payable                                $     49,884   $     50,835
 Subordinated convertible debt - Note 4                6,900,000      6,900,000
  Accrued interest payable convertible debt - Note 4   4,650,895      4,401,727

        Total Current Liabilities                     11,600,779     11,352,562


STOCKHOLDERS' EQUITY
    Preferred stock
     2,500,000 shares authorized at $0.0001 par value;
     2,000,000 shares issued and outstanding - Note 5       200             206
 Common stock
     75,000,000 shares authorized at $0.0001 par value;
     74,999,972 shares issued and outstanding             7,500           5,922
 Capital in excess of par value                      37,215,786      37,217,358
    Accumulated deficit - Note 1                    (48,608,164)    (48,347,527)

    Total Stockholders'  Deficiency                 (11,384,678)    (11,124,041)

     The accompanying notes are an integral part of these financial statements.

                     REDDI BRAKE SUPPLY CORPORATION
                      (Development Stage Company)
                        STATEMENTS OF OPERATIONS
 For the Three Months Ended September 30, 2000 and 1999 and the period
  July 1, 1997 (date of inception of development stage) to September 30,
                                  2000



                                        Three Months Ended        July 1, 1997
                                         Sept 30,  Sept 30,            to
                                          2000       1999        Sept 30, 2000

REVENUES                             $        -    $         -   $            -

EXPENSES
   Administrative                         1,469          1,074          105,689
   Interest                             259,168        248,681        2,916,202


NET LOSS - before other losses         (260,637)      (249,755)      (3,021,891)


LOSS OF LIQUIDATION OF ASSETS
   AND LIABILITIES                            -              -      (25,223,711)

NET  LOSS                            $ (260,637)   $  (249,755)  $  (28,245,602)


LOSS PER COMMON
 SHARE

 Basic                               $        -    $         -

AVERAGE  OUTSTANDING
    SHARES

     Basic                           59,224,952     52,186,949

     The accompanying notes are an integral part of these financial statements.

                     REDDI BRAKE SUPPLY CORPORATION
                         (Development Stage Company)
                           STATEMENT OF CASH FLOWS
    For the Three Months Ended September 30, 2000 and 1999 and the Period July 1, 1997 (date of inception of development stage) to September 30, 2000

                                                           Three Months Ended   July 1, 1997
                                                         Sept 30,      Sept 30,      to
                                                           2000          1999   Sept 30, 2000
CASH FLOWS FROM
 OPERATING ACTIVITIES

 Net loss                                              $ (260,637)  $ (249,755) $ (28,245,602)

 Adjustments to reconcile net loss to
 net cash provided by operating
 activities

  Changes in accounts receivables                                -           -         12,756
  Changes in accounts payable                                 (951)          -         49,884
  Loss of assets                                                 -           -     25,223,711
  Accrued interest - convertible debt                      259,168     248,681      2,916,202
  Issuance of common stock for settlement of legal action        -           -          4,200
  Issuance of preferred stock for expenses                       -           -         10,000

   Net Cash Used in Operations                              (2,420)     (1,074)       (28,849)

CASH FLOWS FROM INVESTING
 ACTIVITIES
                                                                 -           -              -

CASH FLOWS FROM FINANCING
 ACTIVITIES
                                                                -            -

 Net Increase (Decrease) in Cash                           (2,420)      (1,074)       (28,849)

 Cash at Beginning of Period                                4,226        9,183         30,655

 Cash at End of Period                               $      1,806  $     8,109  $       1,806

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

Income Taxes

On September 30, 2000 the Company had a net operating loss carry forward of $48,615,061. The tax benefit from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has no operations and there has been a substantial change in its stockholders. The net operating loss will expire starting in 1998 through 2021.

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

3.  SECURITIES - AVAILABLE FOR SALE

Securities consist of 2,034 shares of Micro Transmission Systems.
The fair market value is considered to be $2,034.

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

During 1996, 1997 and 2000 all of the preferred A and B shares were converted into the Company's common stock.

On June 14, 2000 the Company issued 2,000,000 class C preferred shares, to a related party, as reimbursement for expenses paid. The terms of the class C preferred shares carry voting rights of 50 votes for each share and after 90 days from the issuance, conversion rights of one share of preferred C for one share of common, at the option of the stockholder.

6.  STOCK WARRANTS

On June 30, 2000, the Company had 20,000 warrants outstanding issued to Software License - IDCS, Inc., which entitles the holder to purchase one share of Common stock for each warrant at an exercise price of $5.00 per share. The date of grant for the warrants was October 19, 1991 and the expiration date is October 18, 2001. No value was assigned to the warrants.

                 REDDI BRAKE SUPPLY CORPORATION
            NOTES TO FINANCIAL STATEMENTS (Continued)

7.  RELATED PARTY TRANSACTIONS

Related parties own 2,000,000 shares of the Company's outstanding class C preferred stock.

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

Sheerin,  et  al.  v  Reddi Brake Supply Corporation,  Birin  and
McGorrian et al.

On March 3, 1998, Allen J. Sheerin filed a lawsuit in the Los Angeles County Superior Court against the Company and specifically against two former officers and directors of the Company. Mr. Sheerin alleges that these officers and directors misrepresented the financial status of the Company during the time that he was negotiating to buy shares in the Company which resulted in a loss to him of $2,100,000.

The parties have been negotiating a settlement agreement which remains unresolved at the report date.

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Three Months Ended September 30, 2000 and 1999

The Company had no revenue from continuing operations for the three-month periods that ended September 30, 2000 and 1999.

General and administrative expenses for the three month-periods that ended September 30, 2000 and 1999 were $1,469 and $1,074, respectively. These expenses consisted of general corporate administration, legal and professional expenses, plus accounting and auditing costs.

Interest  expense for the three-months ended September  30,  2000 and 1999, was $259,168 and $248,681, respectively.

As a result of the foregoing factors, the Company realized a net loss of $260,637 for the three months ended September 30, 2000, as compared to a net loss of $249,755 for the same period in 1999.

Liquidity and Capital Resources

At September 30, 2000, the Company had a working capital deficit of approximately $11,598,973, as compared to a working capital deficit of $11,348,336 at June 30, 2000. This decrease in the working capital is attributable to the first quarter's unpaid interest expense of $249,168 that accrued on $6.9 million in subordinate convertible debentures, as well as general and administrative expenses incurred during the quarter, without any increase in cash. The Company is currently in negotiations with the debenture holders to settle the debt.

The Company does not have sufficient cash to meet its operational needs for the next twelve months. Management, like in the past, will attempt to raise capital for its current operational needs through debt financing, equity financing or a combination of financing options. However, there are no existing understandings, commitments or agreements for such an infusion; nor can there be assurances to that effect. Moreover, the Company's need for capital may change dramatically if and during that period, it acquires an interest in a business opportunity. Unless the Company can obtain additional financing, its ability to continue as a going concern is doubtful.

The Company's current operating plan is to (i) handle the administrative and reporting requirements of a public company, and (ii) search for potential businesses, products, technologies and companies for acquisition. At present, the Company has no understandings, commitments or agreements with respect to the acquisition of any business venture, and there can be no assurance that the Company will identify a business venture suitable for acquisition in the future. Further, there can be no assurance that the Company would be successful in consummating any acquisition on favorable terms or that it will be able to profitably manage any business venture it acquires.

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

Legal Proceedings

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

Changes in Securities and Use of Proceeds

On October 6, 2000, by resolution of the Board of Directors and unanimous consent of the Preferred B Stockholders, the Company converted 60,000 shares of Preferred B Stock into 15,775,020 shares of Common Stock at a conversion rate of 1:262.917. The securities were exchanged in a private transaction with an accredited investor, without registration, in reliance on the exemption provided by Section 4(2) of the Securities Act. No broker was involved and no commissions were paid in the transaction

Defaults upon Senior Securities

The Company is currently in material default on the payment of interest for $6.9 million in 9% adjustable convertible subordinated debentures due 2005. The interest on the unpaid principal is payable quarterly on April 30, July 31, October 31 and January 31 of each year. The Company is currently in negotiations with the debenture holders to settle the debt.

Submission of Matters to a Vote of Securities Holders

On October 6, 2000, by resolution of the Board of Directors and unanimous consent of the Preferred B Stockholders, the Company converted 60,000 shares of Preferred B Stock into 15,775,020 shares of Common Stock at a conversion rate of 1:262.917. The securities were exchanged in a private transaction with an accredited investor, without registration, in reliance on the exemption provided by Section 4(2) of the Securities Act. No broker was involved and no commissions were paid in the transaction

Exhibits and Reports on Form 8-K

Reports on Form 8-K:  None

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-B.

Exhibit  SEC Ref.   Title of Document                                Location
No.      No.
9        (4)       Certificate of Amendment to Preferred Class B
                   Stock                                          See Note (1)
12       (27)      Financial Data Schedule                        Attached

Note (1) - Included as an Exhibit to Form 10-KSB for the fiscal year ended June 30, 2000 and filed October 13, 2000, is incorporated herein by reference.


                         SIGNATURES

     In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              REDDI BRAKE SUPPLY CORPORATION


Date: November 14th, 2000   By:/s/  John Chymboryk, President


Date: November 14th, 2000   By:/s/  Kip Eardley, Chief Financial Officer