Form 10QSB
period 2000-12-31
REDDI BRAKE SUPPLY CORP
filed 2001-01-29
CIK 867687

U.S. SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

     [ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended December 31, 2000

     [   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from     to

                   Commission File No. 0-19620

                 REDDI BRAKE SUPPLY CORPORATION
     (Exact name of small business issuer as specified in its
                            charter)

            Nevada                          84-1152135
(State or other jurisdiction of    (IRS Employer Identification
incorporation or organization)                 No.)

   5882 South 900 East, Suite 202, Salt Lake City, Utah 84121
             (Address of principal executive offices)

                         (801) 269-9500
                   (Issuer's telephone number)

                         Not Applicable
(Former name, address and fiscal year, if changed since last report)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS:
The number of shares outstanding of each of the issuer's classes of common equity as of January 26, 2001 is 74,999,972 shares of common stock.

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
DURING THE PRECEDING FIVE YEARS:

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Exchange Act subsequent to the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

Transitional Small Business Format:  Yes [   ]  No [ X ]

                           FORM 10-QSB
                 REDDI BRAKE SUPPLY CORPORATION

                              INDEX
                                                       Page
PART I.   Financial Information                           3

          Unaudited Balance Sheets - December 31,         3
          2000 and June 30, 2000

          Unaudited Statement of Operations for the       4
          Three and Six Months Ended December 31,
          2000 and 1999 and the period July 1, 1997
          (date of inception of development stage) to December 31, 2000

          Unaudited Statement of Cash Flows for the       5
          Six Months Ended December 31, 2000 and
          1999 and the period July 1, 1997 (date of inception of development stage) to
          December 31, 2000

          Notes to Financial Statements                   6

          Management's Discussion and Analysis of        10
          Financial Condition or Plan of Operation

PART II.  Other Information                              11

          Signatures                                     12

                             PART I.
                      Financial Information

                 REDDI BRAKE SUPPLY CORPORATION
                   (Development Stage Company)
                         BALANCE SHEETS
               December 31, 2000 and June 30, 2000


                                                                  Dec 31, 2000     Jun 30, 2000
ASSETS
CURRENT ASSETS
 Cash                                                             $      37      $       4,226

     Total Current Assets              			                               37              4,226

OTHER ASSETS
   Securities - available for sale - Note 3                           2,034              2,034
   Convertible debt offering costs - net of amortization -Note 4    202,261            222,261
                                                                    204,295            224,295

                                                                $   204,332     $      228,521
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Accounts payable                                             $    56,607     $       50,835
   Subordinated convertible debt - Note 4                         6,900,000          6,900,000
   Accrued interest payable convertible debt - Note 4             4,900,063          4,401,727

          Total Current Liabilities                              11,856,670         11,352,562

                      STOCKHOLDERS' EQUITY
   Preferred stock
       2,500,000 shares authorized at $0.0001 par value;
       2,000,000 shares issued and outstanding - Note 5                 200                206
   Common stock
       100,000,000 shares authorized at $0.0001 par value;
       74,999,972 shares issued and outstanding                       7,500              5,922
   Capital in excess of par value                                37,215,786         37,217,358
   Accumulated deficit - Note 1                                 (48,875,824)       (48,347,527)

     Total Stockholders' Deficiency                             (11,652,338)       (11,124,041)
                                                               $    204,332    $       228,521



 The accompanying notes are an integral part of these financial  statements.

                 REDDI BRAKE SUPPLY CORPORATION
                   (Development Stage Company)
                    STATEMENTS OF OPERATIONS
For the Three and Six Months Ended December 31, 2000 and 1999 and the period July 1, 1997 (date of inception of development stage) to December 31, 2000

	           	                             Three Months             Six Months        July 1, 1997
                                         Dec 31,   Dec 31,       Dec 31,  Dec 31,    to
                                         2000       1999           2000   1999       Dec 31, 2000
REVENUES                         			   $   -    $    -          $   -    $   -         $    -


EXPENSES
   Administrative                      8,492        502         9,961     1,576        114,181
   Interest                          259,168    254,086       518,336   502,767      3,175,370


NET LOSS - before other losses      (267,660)  (254,588)     (528,297) (504,343)    (3,289,551)


LOSS THROUGH LIQUIDATION
 OF ASSETS AND LIABILITIES                -         -              -         -     (25,223,711)
                                      ______      ______       _______    ______    _________
NET LOSS                      $     (267,660)  $(254,588)  $ (528,297) $(504,343) $ (28,513,262)


LOSS PER COMMON
 SHARE

 Basic                      $            -    $      -    $        -  $       -

AVERAGE OUTSTANDING
    SHARES

     Basic                      67,112,452  59,224,952    74,999,972 58,724,952



 The accompanying notes are an integral part of these financial statements.

                 REDDI BRAKE SUPPLY CORPORATION
                   (Development Stage Company)
                     STATEMENT OF CASH FLOWS
   For the Six Months Ended December 31, 2000 and 1999 and the Period
July 1, 1997 (date of inception of development stage) to December 31, 2000

                                                                     Dec 31,           Dec 31,         July 1, 1997
                                                                       2000              1999          to Dec 31, 2000
CASH FLOWS FROM
 OPERATING ACTIVITIES

 Net loss                                                            $ (528,297)      $ (504,343)     $ (28,513,262)

   Adjustments to reconcile net loss to
   net cash provided by operating
   activities

           Changes in accounts receivables                                   -                 -             12,756
           Changes in accounts payable                                   5,772                 -             56,607
           Loss of assets                                                    -                 -         25,223,711
           Accrued interest - convertible debt                         518,336           502,767          3,175,370
           Issuance of common stock for settlement of legal action           -                 -              4,200
           Issuance of preferred stock for expenses                          -                 -             10,000

                                                                          _____           ______           _________
             Net Cash Used in Operations                                (4,189)           (1,576)           (30,618)

CASH FLOWS FROM INVESTING
 ACTIVITIES
                                                                      _____  -              ____-            _____-


CASH FLOWS FROM FINANCING
 ACTIVITIES

                                                        				          ____   -              ____-           _____ -

 Net Increase (Decrease) in Cash                                        (4,189)            (1,576)          (30,618)

 Cash at Beginning of Period                                             4,226              9,183            30,655

 Cash at End of Period                                               $      37          $   7,607          $     37

SUPPLEMENTAL INFORMATION

    Interest expense                                                 $ 518,336          $ 502,767



 The accompanying notes are an integral part of these financial statements.

                 REDDI BRAKE SUPPLY CORPORATION
                  NOTES TO FINANCIAL STATEMENTS

1.   ORGANIZATION

The Company was incorporated under the laws of the State of Nevada on July 12, 1990 with the name "Franklin Capital, Inc" with authorized common stock of 35,000,000 shares with a par value of $0.0001 and preferred stock of 2,500,000 shares with a par value of $0.0001. On January 12, 2001 the authorized common stock was increased to 100,000,000 from 75,000,000 shares with the same par value. The Company had several name changes and on April 21, 1994 changed its name to "Reddi Brake Supply Corporation".

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

Income Taxes

On December 31, 2000 the Company had a net operating loss carry forward of $48,875,824. The tax benefit from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has no operations and there has been a substantial change in its stockholders. The net operating loss will expire starting in 1998 through 2021.

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

9.   LEGAL ACTIONS

McCormick, et al., v. Reddi Brake Supply Corporation, et al.

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

Sheerin, et al., v Reddi Brake Supply Corporation, Birin and
McGorrian, et al.

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

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Three and Six Months Ended December 31, 2000 and 1999

The Company had no revenue from continuing operations for the three and six-month periods that ended December 31, 2000 and 1999.

General and administrative expenses for the three-month periods that ended December 31, 2000 and 1999 were $8,492 and $502, respectively. General and administrative expenses for the six-month periods that ended December 31, 2000 and 1999 were $9,961 and $1,576, respectively. These increases in expenses are attributable to administrative, legal, professional and accounting costs associated with the duties of a publicly reporting company.

Interest expenses for the three-months ended December 31, 2000 and 1999 were $259,168 and $254,086, respectively. Interest expenses for the six-months ended December 31, 2000 and 1999 were $518,336 and $502,767, respectively.

As a result of the foregoing, the Company realized net losses of $267,660 and $528,297 for the three and six-month periods that ended December 31, 2000, compared to net losses of $254,588 and $504,343 for the same periods in 1999.

Liquidity and Capital Resources

At December 31, 2000, the Company had a working capital deficit of approximately $11,652,338, as compared to a working capital deficit of $11,124,041 at June 30, 2000. This decrease in working capital is attributable to the first and second quarters' unpaid interest expense of $518,336 that accrued on $6.9 million in subordinate convertible debentures, as well as general and administrative expenses incurred during the first and second quarters, without any increase in cash. The Company is currently in negotiations with the debenture holders to settle the debt.
On January 12, 2001, the Board of Directors increased the Company's authorized common stock from 75,000,000 shares, par value $0.0001, to 100,000,000 shares, par value $0.0001, for the purpose of settling such debt.

The Company does not have sufficient cash to meet its operational needs for the next twelve months. Management, like in the past, will attempt to raise capital for its current operational needs through loans from its officers, debt financing, equity financing or a combination of financing options. However, there are no existing understandings, commitments or agreements for such an infusion; nor can there be assurances to that effect. Moreover, the Company's need for capital may change dramatically if and during that period, it acquires an interest in a business opportunity. Unless the Company can obtain additional financing, its ability to continue as a going concern is doubtful.

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

Changes in Securities and Use of Proceeds

On October 6, 2000, by resolution of the Board of Directors and unanimous consent of the Preferred B Stockholders, the Company converted 60,000 shares of Preferred B Stock into 15,775,020 shares of Common Stock at a conversion rate of 1:262.917. The securities were exchanged in a private transaction with an accredited investor, without registration, in reliance on the exemption provided by Section 4(2) of the Securities Act. No broker was involved and no commissions were paid in the transaction.

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

SEC Ref. No.      Title of Document                                Location
3.1               Certificate of Change in Authorized Capital      Attached


                            SIGNATURES

     In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              REDDI BRAKE SUPPLY CORPORATION


Date: January 26th, 2001                     By:/s/John Chymboryk
                                                John Chymboryk, President


Date: January 26th, 2001                     By:/s/Kip Eardley
 	                               		   				      Kip Eardley, Chief Financial
                                                Officer