Form 10QSB
period 2001-03-31
REDDI BRAKE SUPPLY CORP
filed 2001-06-05
CIK 867687

U.S. SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                          FORM 10-QSB

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2001

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

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS:
The number of shares outstanding of each of the issuer's classes of common equity as of June 4, 2001 is 74,999,972 shares of common stock.

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
DURING THE PRECEDING FIVE YEARS:

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Exchange Act subsequent to the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

Transitional Small Business Format:  Yes [   ]  No [ X ]

                           FORM 10-QSB
                 REDDI BRAKE SUPPLY CORPORATION

                              INDEX
                                                       Page
PART I.   Financial Information                           3

          Unaudited Balance Sheets - March 31, 2001       3
          and June 30, 2000

          Unaudited Statement of Operations for the       4
          Three and Nine Months Ended March 31,
          2001 and 2000 and the period July 1, 1997
          (date of inception of development stage) to March 31, 2001

          Unaudited Statement of Cash Flows for the       5
          Nine Months Ended March 31, 2001 and 2000 and the period July 1, 1997 (date of inception of development stage) to March
          31, 2001

          Notes to Financial Statements                   6

          Management's Discussion and Analysis of        10
          Financial Condition or Plan of Operation

PART II.  Other Information                              11

          Signatures                                     12

                             PART I.
                      Financial Information


                 REDDI BRAKE SUPPLY CORPORATION
                   (Development Stage Company)
                         BALANCE SHEETS
                March 31, 2001 and June 30, 2000

                                              Mar 31, 2001        Jun 30, 2000
ASSETS
CURRENT ASSETS
 Cash                                         $        17         $      4,226

     Total Current Assets                              17                4,226

OTHER ASSETS
   Securities - available for sale - Note 3         2,034                2,034
   Convertible debt offering costs - net
    of amortization - Note 4                      192,261              222,261
                                                  194,295              224,295

                                              $   194,312         $    228,521
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
    Accounts payable                          $    66,185         $     50,835
 Subordinated convertible debt -  Note 4        6,900,000            6,900,000
    Accrued interest payable convertible
     debt - Note 4                              5,149,231            4,401,727

        Total Current Liabilities              12,115,416           11,352,562

STOCKHOLDERS' EQUITY
    Preferred stock
       2,500,000 shares authorized at $0.0001
         par value; 2,000,000 shares issued
         and outstanding - Note 5                     200                 206
 Common stock
       100,000,000 shares authorized at
         $0.0001 par value; 74,999,972 shares
         issued and outstanding                     7,500               5,922
 Capital in excess of par value                37,222,683          37,217,358
   Accumulated deficit - Note 1               (49,151,487)        (48,347,527)

    Total Stockholders'  Deficiency           (11,921,104)        (11,124,041)
                                             $    194,312       $     228,521

 The accompanying notes are an integral part of these financial statements.

                     REDDI BRAKE SUPPLY CORPORATION
                       (Development Stage Company)
                        STATEMENTS OF OPERATIONS
   For the Three and Nine Months Ended March 31, 2001 and 2000 and the period July 1, 1997 (date of inception of development stage)
 				    to March 31, 2001

                                    Three Months            Nine Months       July 1,1997
                                  Mar 31,      Mar 31,     Mar 31,    Mar 31,     to
                                   2001         2000         2001      2000     Mar 31, 2001

REVENUES                         $       -    $      -     $     -   $      -   $         -


EXPENSES

   Administrative                   9,598        9,398     19,559      10,974         23,779
   Interest                       259,168      259,168    777,504     761,935      3,434,538


NET  LOSS - before other losses  (268,766)    (268,566)  (797,063)   (772,909)    (3,558,317)


LOSS THROUGH LIQUIDATION
 OF ASSETS AND LIABILITIES              -         -            -            -    (25,223,711)

NET LOSS                       $ (268,766) $ (268,566) $ 797,063)  $ (772,909) $ (28,782,028)


LOSS PER COMMON
 SHARE

 Basic                         $        -  $        -  $       -   $        -



AVERAGE  OUTSTANDING
    SHARES

     Basic                     74,999,972   59,224,952  74,999,972  59,224,952

     The accompanying notes are an integral part of these financial statements.

                 REDDI BRAKE SUPPLY CORPORATION
                   (Development Stage Company)
                     STATEMENT OF CASH FLOWS
For the Nine Months Ended March 31, 2001  and 2000 and the Period
 July 1, 1997 (date of inception of development stage) to March
                            31, 2001

                                              Mar 31,        Mar 31,      July 1, 1997
                                                2001           2000    to Mar 31, 2001

CASH FLOWS FROM
 OPERATING ACTIVITIES
 Net loss                                    $ (797,063)    $ (772,909)  $ (28,782,028)

   Adjustments to reconcile net loss to
   net cash provided by operating
   activities

           Changes in accounts receivables            -              -          12,756
           Changes in accounts payable           15,350          7,398          66,185
           Loss of assets                             -              -      25,223,711
           Accrued interest - convertible debt  777,504        761,935       3,434,538
            Issuance  of  common  stock for
	       settlement  of  legal action             -              -           4,200
           Issuance of preferred stock for
           expenses                                   -              -          10,000

     Net Cash Used in Operations                 (4,209)        (3,576)        (30,638)

CASH FLOWS FROM INVESTING
 ACTIVITIES                                           -              -               -

CASH FLOWS FROM FINANCING
 ACTIVITIES                                           -              -               -


 Net Increase (Decrease) in Cash                 (4,209)        (3,576)        (30,638)

 Cash at Beginning of Period                      4,226          9,183          30,655

 Cash at End of Period                          $    17    $     5,607     $        17


SUPPLEMENTAL INFORMATION

    Interest expense                           $777,504    $   761,935


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

Income Taxes

On December 31, 2000 the Company had a net operating loss carry forward of $49,151,487. The tax benefit from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has no operations and there has been a substantial change in its stockholders. The net operating loss will expire starting in 2005 through 2021.

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

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Three and Nine Months Ended March 31, 2001 and 2000

The Company had no revenue from continuing operations for the three and nine-month periods that ended March 31, 2001 and 2000.

General and administrative expenses for the three-month periods that ended March 31, 2001 and 2000 were $9,598 and $9,398, respectively. General and administrative expenses for the nine-month periods that ended March 31, 2001 and 2000 were $19,559 and $10,974, respectively. These expenses are attributable to the administrative, legal, professional, and accounting costs associated with the duties of a publicly reporting company.

Interest expense for each of the three-months ended March 31, 2001 and 2000 was $259,168. Interest expenses for the nine-months ended March 31, 2001 and 2000 were $777,504 and $761,935, respectively.

As a result of the foregoing, the Company realized net losses of $268,766 and $797,063 for the three and nine-month periods ended
March 31, 2001, as compared to net losses of $268,566 and $772,909 for the same periods in 2000.

Liquidity and Capital Resources

At March 31, 2001, the Company had a working capital deficit of $12,155,399, as compared to a working capital deficit of $11,348,336 at June 30, 2000. This increase in the working capital deficit is primarily attributable to $777,504 of unpaid interest expense for the nine months ended March 31, 2001, that accrued on $6.9 million in subordinate convertible debentures. The Company is currently negotiating with the debenture holders to settle the debt. On January 12, 2001, the Board of Directors increased the Company's authorized common stock from 75,000,000 shares, par value $0.0001, to 100,000,000 shares, par value $0.0001, for the purpose of settling such debt.

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

Defaults upon Senior Securities

The Company is currently in material default on the payment of interest for $6.9 million in 9% adjustable convertible subordinated debentures due 2005. The total arrearage, including unpaid principal and interest, is approximately $12,049,231. The interest on the unpaid principal is payable quarterly on April 30, July 31, October 31 and January 31 of each year. The Company is currently in negotiations with the debenture holders to settle the debt.

Exhibits and Reports on Form 8-K

Reports on Form 8-K:  None

Exhibits:  None

                         SIGNATURES

     In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              REDDI BRAKE SUPPLY CORPORATION


Date: June 4, 2001        By: /s/ John Chymboryk
                              ___________________________________
                              John Chymboryk, President


Date: June 4, 2001        By: /s/ Kip Eardley
                              ___________________________________
                              Kip Eardley, Chief Financial Officer