Form 10KSB
period 2001-06-30
REDDI BRAKE SUPPLY CORP
filed 2001-10-01
CIK 867687

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

Annual Report Pursuant to Section 13 or 15(d) of

the Securities Exchange Act of 1934

(Mark One)

[ X ] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended June 30, 2001

[ ] Transition report under section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ________ to _______

Commission File Number 0-19620

REDDI BRAKE SUPPLY CORPORATION

(Name of small business issuer in its charter)

Nevada	84-1152135
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer I.D. No.)

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

The aggregate market value of the issuer's Common Stock held as of September 27, 2001 by non-affiliates of the issuer was $778,979.

As of September 27, 2001, issuer had 75,000,000 shares of its $.0001 par value common stock outstanding.

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

Item 3. Legal Proceedings.

McCormick, et al., v. Reddi Brake Supply Corp., et al, L.A.S.C. Case No. BC 180840. On November 6, 1997, the above action was filed in the Los Angeles County Superior Court as a class action on behalf of all persons or entities who bought common stock of Reddi Brake Supply Corporation prior to March 23, 1996 and/or who bought or sold such stock thereafter until August 13, 1996. The complaint asserts causes of action for breach of fiduciary duty by officers and directors and conspiracy to manipulate the price of the common stock of the Company 3 and concealment thereof. Reddi Brake has denied and continues to deny all of the claims and contentions alleged in the complaint. The parties to the litigation have entered into a Stipulation of Settlement dated May 21, 1999, dismissing the litigation with prejudice. The Stipulation of Settlement provides that the Plaintiffs will release the Company from a $20 million judgment if the Company and individual defendants assign any and all rights for insurance coverage to the Plaintiffs. As of the date of this report, the settlement offer remains pending.

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

None

PART II

Item 5. Market for Common Equity, Related Stockholder Matters.

The Company's common stock is listed on the Over the Counter Bulletin Board ("OTCBB"), under the symbol "REDI". As of September 27, 2001 the Company had 75,000,000 shares of common stock issued and outstanding. Of these shares, 53,129,779 are free trading, and the balance are restricted stock as that term is used in Rule 144. As of September 27, 2001, the Company had 2,000,000 shares of preferred stock issued and outstanding.

The following quotations, as provided by the National Quotation Bureau, represent prices between dealers and do not include retail markup, markdown or commission. In addition, these quotations do not represent actual transactions.

CLOSING BID CLOSING ASK
1999	HIGH	LOW	HIGH	LOW
First Quarter	.0085	.002	.01	.0029
Second Quarter	.018	.004	.021	.006
Third Quarter	.01	.005	.013	.006
Fourth Quarter	.005	.003	.007	.005
2000
First Quarter	.074	.003	.08	.005
Second Quarter	.05	.0152	.058	.02
Third Quarter	.03125	.015	.04	.02
Fourth Quarter	.015	.005	.02	.01
2001
First Quarter	.01	.005	.015	.008
Second Quarter	.008	.004	.01	.005

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

As of the fiscal year end June 30, 2001 the Company's total current assets are $17 in cash. Other assets include $6,102 in securities available for sale and $182,261 in convertible debt offering costs. The Company has current liabilities in the amount of $12,420,056, which includes $52,431 in accounts payable, $6,900,00 in the form of a subordinated convertible debt and $5,453,729 in accrued interest payable on the convertible debt.

The Company did not generate any revenue from operations during fiscal years 2001 and 2000. The Company has no material commitments for capital expenditures for the next twelve months.

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

Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

The following tables sets forth as of June 30, 2001, the name, age, and position of each executive officer and director and the term of office of each director of the Company.
Name	Age	Position	Director or Officer Since
John Chymboryk	48	President and Director	February 2000
Kip Eardley	42	Secretary/Treasurer and Director	February 2000

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

(2) was convicted in a criminal proceeding or named subject of a pending criminal proceeding excluding traffic violations or other minor offenses);

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

(5) was found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission to have violated any federal or state securities law, and the judgment in such civil action or finding by the Securities and Exchange Commission has not been subsequently reversed, suspended, or vacated.

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

Item 11. Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth as of September 27, 2001, the name and the number of shares of the Company's voting stock, consisting of Common Stock, par value. $.0001, one vote per share and Class C Preferred stock with voting rights of 50 votes per share (hereinafter collectively referred to as the "Voting Stock") held of record, or was known by the Company to own beneficially, more than 5% of the Company's issued and outstanding Voting Stock; plus, the name and shareholdings of each director and of all officers and directors as a group.
Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent Class
Common	CBIC Wood Gundy (London), Ltd.	7,297,844 shares	23%
Preferred C	John Chymboryk, (2)(3) 5882 S. 900 E., Suite 202 Salt Lake City, UT 84121	2,000,000 shares	100%
Preferred C	Kip Eardley, (2)(3) 5882 S. 900 E., Suite 202 Salt Lake City, UT 84121	2,000,000 shares	100%
Preferred C	Officers, Directors and Nominees as a Group: 2 persons	2,000,000 shares	100%

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

Exhibits

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-B.

Exhibit No.	SEC Ref. No.	Title of Document	Location
1	(3)(i)	Articles of Incorporation	See Note (1)
2	(3)(i)	Articles of Amendment to the Articles of Incorporation	See Note (1)
3	(3)(i)	Articles of Amendment to the Articles of Incorporation	See Note (1)
4	(3)(i)	Articles of Amendment to the Articles of Incorporation	See Note (1)
5	(3)(i)	Articles of Amendment to the Articles of Incorporation	See Note (1)
6	(3)(i)	Articles of Amendment to the Articles of Incorporation	See Note (1)
7	(3)(ii)	By Laws	See Note (1)
8	(4)	Certificate of Designation for Preferred Class C Stock	See Note (2)
9	(4)	Certificate of Amendment to Preferred Class B Stock	Attached
10	(10)	Asset Purchase Agreement	See Note (1)
11	(10)	Lease Agreement	See Note (1)
12	(27)	Financial Data Schedule	See Note (1)
13	(99)	Order Confirming Plan of Reorganization	See Note (1)

Note (1) - Filed as an Exhibit on Form 10-KSB for the fiscal year ended June 30, 1999 and filed March 20, 2000, is incorporated herein by reference.

Noted (2) - Filed as an Exhibit on Form 8-K, which was filed on June 23, 2000, and is incorporated herein by reference

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act,the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REDDI BRAKE SUPPLY CORPORATION

Date: September 27, 2001 By: /s/ John Chymboryk

President

Date: September 27, 2001 By: /s/ Kip Eardley

Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: September 27, 2001 By: /s/ John Chymboryk

Director

Date: September 27, 2001 By: /s/ Kip Eardley

Director

REDDI BRAKE SUPPLY CORPORATION

(A Development Stage Company)

Financial Statements

June 30, 2001

ANDERSEN ANDERSEN & STRONG, L.C. 941 East 3300 South, Suite 202

Certified Public Accountants and Business Consultants Salt Lake City, Utah 84106

Member SEC Practice Section of the AICPA Telephone 801 486-0096

Fax 801 486-0098

Board of Directors

Reddi Brake Supply Corporation

Salt Lake City, Utah

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
We have audited the accompanying balance sheet of Reddi Brake Supply Corporation (development stage company) at June 30, 2001 and the related statements of operations, stockholders' equity, and cash flows for the years ended June 30, 2001 and 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall balance sheet presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Reddi Brake Supply Corporation at June 30, 2001 and the results of operations, and cash flows for the years ended June 30, 2001 and 2000, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company does not have the necessary working capital to service its debt and for its planned activity , which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in Note 8. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Salt Lake City, Utah

September 10, 2001 s/Andersen Andersen and Strong

REDDI BRAKE SUPPLY CORPORATION(Development Stage Company)BALANCE SHEET

June 30, 2001

ASSETS
CURRENT ASSETS
Cash	$ 17
Total Current Assets	17
OTHER ASSETS
Securities - available for sale - Note 3	6,102
Convertible debt offering costs - net of amortization - Note 4	182,261
188,363

$ 188,380
LIABILITIES AND STOCKHOLDERS' EQUITY CURRENT LIABILITIES
Accounts payable - related party	$ 13,896
Accounts payable	52,431
Subordinated convertible debt - Note 4	6,900,000
Accrued interest payable - convertible debt - Note 4	5,453,729
Total Current Liabilities	12,420,056
CONTINGENT LIABILITIES - Note 9	-
STOCKHOLDERS' EQUITY
Preferred stock - Note 5	200
2,500,000 shares authorized at $0.0001 par value; 2,000,000 shares issued and outstanding
Common stock - Note 5	7,500
100,000,000 shares authorized at $0.0001 par value; 75,000,000 shares issued and outstanding
Capital in excess of par value	37,222,683
Unrealized gain - available for sale securities - Note 3	4,068
Accumulated deficit - Note 1	(49,466,127)
Total Stockholders' Deficiency	(12,231,676)
$ 188,380

The accompanying notes are an integral part of these financial statements.

REDDI BRAKE SUPPLY CORPORATION(Development Stage Company)

STATEMENTS OF OPERATIONS

For the Years Ended June 30, 2001 and 2000 and the period July 1, 1997 (date of inception of development stage) to June 30, 2001

			July 1, 1997
	June 30, 2001	June 30, 2000	to
			June 30, 2001
REVENUES	$ -	$ -	$ -
EXPENSES
Administrative	19,701	37,594	123,586
Interest	1,092,002	953,982	3,749,036
NET OPERATING LOSS -before other losses	(1,111,703)	(991,576)	(3,872,622)
LOSS ON LIQUIDATION OF ASSETS AND LIABILITIES	-	-	(25,223,711)
NET LOSS	$ (1,111,703)	$(991,576)	$ (29,096,333)
COMPREHENSIVE INCOME
Unrealized gain - available for sale securities	4,068	2,034
COMPREHENSIVE LOSS	$ (1,107,635)	$ (989,542)
NET LOSS PER COMMON SHARE
Basic	$ (.01)	$ (.02)
Diluted	$ (.01)	$ -
AVERAGE OUTSTANDING SHARES
Basic	71,055,952	58,224,952
Diluted	73,055,952	-

The accompanying notes are an integral part of these financial statements.

REDDI BRAKE SUPPLY CORPORATION(Development Stage Company)

STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

Period July 1, 1997 (date of inception of development stage) to June 30, 2001

	Preferred Stock		Common Stock		Capital in Excess of Par Value	Accumulated Deficit
	Shares	Amount	Shares	Amount
Balance July 1, 1997	130,000	$13	50,186,949	$5,018	$ 37,093,672	$ (20,251,979)
Issuance of common stock for retirement of preferred stock	(70,000)	(7)	8,038,003	804	(797)	-
Net operating loss for the year ended June 30, 1998	-	-	-	-	-	(26,091,096)
Net operating loss for the year ended June 30, 1999	-	-	-	-	-	(902,293)
Preferred stock dividends	-	-	-	-	82,856	(82,856)
	-----------------	---------------	------------------	-----------------	----------------	-----------------
Balance June 30, 1999	60,000	6	58,224,952	5,822	37,175,731	(47,328,224)
Issuance of common stock for settlement of legal action at $.0042 - October 1999	-	-	1,000,000	100	4,100	-
Issuance of class C preferred stock for expenses - June 14, 2000 at $.005 - related parties	2,000,000	200	-	-	9,800	-
Preferred stock dividends	-	-	-	-	27,727	(27,727)
Net operating loss for the year ended June 30, 2000	-	-	-	-	-	(991,576)
	---------------	-----------------	--------------	---------------	---------------	-----------------
Balance June 30, 2000	2,060,000	206	59,224,952	5,922	37,217,358	(48,347,527)
Preferred stock dividends	-	-	-	-	6,897	(6,897)
Issuance of common stock for retirement of preferred stock and accrued dividends -September 2000	(60,000)	(6)	15,775,048	1,578	(1,572)	-
Net operating loss for the year ended June 30, 2001	-	-	-	-	-	(1,111,703)
	----------------	-----------------	------------------	-----------------	-----------------	------------------
Balance June 30, 2001	2,000,000	$ 200	75,000,000	$7,500	$ 37,222,683	$(49,466,127)
	===========	===========	===========	===========	===========	===========

The accompanying notes are an integral part of these financial statements.

REDDI BRAKE SUPPLY CORPORATION

(Development Stage Company)

STATEMENT OF CASH FLOWS

For the Years Ended June 30, 2001 and 2000 and the Period

July 1, 1997 (date of inception of development stage) to June 30, 2001

	June 30, 2001	June 30, 2000	July 1, 1997 to June 30, 2001
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (1,111,703)	$(991,576)	$(29,096,333)
Adjustments to reconcile net loss to net cash provided by operating activities
Changes in accounts receivable	-	12,756	12,756
Changes in accounts payable	15,492	5,681	65,992
Loss of assets	-	-	25,223,711
Accrued interest - convertible debt	1,092,002	953,982	3,749,036
Issuance common stock for settlement of legal action	-	4,200	4,200
Issuance of preferred stock for expenses	-	10,000	10,000
Net Cash Used in Operations	(4,209)	(4,957)	(30,638)
CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-
CASH FLOWS FROM FINANCING ACTIVITIES	-	-	-
Net Increase (Decrease) in Cash	(4,209)	(4,957)	(30,638)
Cash at Beginning of Period	4,226	9,183	30,655
Cash at End of Period	$ 17	$ 4,226	$ 17

NON CASH FLOWS FROM OPERATING ACTIVITIES
Issuance of 2,000,000 shares class C preferred stock for expenses - 2000 $ 10,000

The accompanying notes are an integral part of these financial statements.

REDDI BRAKE SUPPLY CORPORATION

NOTES TO FINANCIAL STATEMENTS

1. ORGANIZATION

The Company was incorporated under the laws of the State of Nevada on July 12, 1990 with name "Franklin Capital, Inc" with authorized common stock of 35,000,000 shares with a par value of $0.0001 and preferred stock of 2,500,000 shares with a par value of $0.0001. On October 24, 1996 the authorized common stock was increased to 75,000,000 shares and on January 12, 2001 to 100,000,000 shares with the same par value. The Company had several name changes and on April 21, 1994 changed its name to "Reddi Brake Supply Corporation".

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

Income Taxes

On June 30, 2001 the Company had a net operating loss available for carry forward of $1,111,703. The income tax benefit of approximately $333,511 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has no operations. The net operating loss will expire in 2022.

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

3. SECURITIES - AVAILABLE FOR SALE

Securities consists of 2,034 shares of Micro Transmission Systems and is shown at fair market value.

REDDI BRAKE SUPPLY CORPORATION

NOTES TO FINANCIAL STATEMENTS (Continued)

4. SUBORDINATED CONVERTIBLE DEBT

On February 9, 1995, the Company completed a private placement of 9% adjustable convertible subordinated debentures due 2005 in the amount of $6.9 million. Interest on the unpaid principal is payable quarterly. The Company may call the Debentures after January 17, 1998. The debentures are subordinated to all of the obligations due to the Company's bank and suppliers and are convertible into shares of the Company's common stock, at the option of the holders, at a conversion price of $6.27 per share. The conversion price is also subject to the antidilution adjustments.

At the date of this report the Company was negotiating with the debenture holders to convert at approximately $1.48 per share, including all of the unpaid interest.

The accrued interest payable is in default and therefore the debt and the accrued interest is shown under current liabilities.

Any holders of shares issuable upon conversion have demand and piggyback rights to have the shares registered, at the Company's expense, under the Securities Act.

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

The holders of class A and class B preferred stock will be entitled to convert these shares into fully paid and non-assessable shares of the Company's common stock. The agreement provided for the automatic conversion of any preferred shares not converted on December 31, 1997.During 1996 and 1997 all of the preferred A and part of the preferred B shares were converted into the Company's common stock leaving a balance of 60,000 preferred B shares outstanding.

REDDI BRAKE SUPPLY CORPORATION

NOTES TO FINANCIAL STATEMENTS (Continued)

5. PREFERRED STOCK - continued

On September 29, 2000, by mutual agreement, the remaining 60,000 shares of the preferred B stock was converted to common shares at a conversion rate of 262,917 shares of common stock for one share of preferred stock which included the accumulated and unpaid dividends.

On June 14, 2000 the Company issued 2,000,000 class C preferred shares, to related parties, as reimbursement for expenses paid for the Company. The terms of the class C preferred shares carry voting rights of 50 votes for each share and after 90 days from the issuance, conversion rights of one share of preferred C for one share of common, at the option of the stockholder.

6. STOCK WARRANTS

On June 30, 2000, the Company had 20,000 warrants outstanding issued to Software License - IDCS, Inc., which entitles the holder to purchase one share of Common stock for each warrant at an exercise price of $5.00 per share. The date of grant for the warrants was October 19, 1991 and the expiration date is October 18, 2001.

No value was assigned to the warrants.

7. RELATED PARTY TRANSACTIONS

Related parties have acquired 2,000,000 shares of the Company's outstanding class C preferred stock with voting rights shown in note 5.

A related party has loaned the Company $13,896.

8. GOING CONCERN

The Company does not have the necessary working capital to service its debt and for its planned activity.

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

REDDI BRAKE SUPPLY CORPORATION

NOTES TO FINANCIAL STATEMENTS (Continued)

9. LEGAL ACTIONS

McCormick, et al., v. Reddi Brake Supply Corp., et al, L.A.S.C. Case No. BC 180840. On November 6, 1997, the above action was filed in the Los Angeles County Superior Court as a class action on behalf of all persons or entities who bought common stock of Reddi Brake Supply Corporation prior to March 23, 1996 and/or who bought or sold such stock thereafter until August 13, 1996. The complaint asserts causes of action for breach of fiduciary duty by officers and directors and conspiracy to manipulate the price of the common stock of the Company 3 and concealment thereof. Reddi Brake has denied and continues to deny all of the claims and contentions alleged in the complaint. The parties to the litigation have entered into a Stipulation of Settlement dated May 21, 1999, dismissing the litigation with prejudice. The Stipulation of Settlement provides that the Plaintiffs will release the Company from a $20 million judgment if the Company and individual defendants assign any and all rights for insurance coverage to the Plaintiffs. As of the date of this report, the settlement offer remains pending.

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