Form 10QSB
period 2001-09-30
REDDI BRAKE SUPPLY CORP
filed 2001-12-12
CIK 867687

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___ to ____

Commission File No. 0-19620

REDDI BRAKE SUPPLY CORPORATION

(Exact name of small business issuer as specified in its charter)

Nevada	84-1152135
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

5882 South 900 East, Suite 202, Salt Lake City, Utah 84121

(Address of principal executive offices)

(801) 269-9500

(Issuer's telephone number)

Not Applicable

(Former name, address and fiscal year, if changed since last report)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS: The number of shares authorized of each of the issuer's classes of common equity: 100,000,000 shares, par value $.0001 per share

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS: Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Exchange Act subsequent to the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

Transitional Small Business Format: Yes [ ] No [ X ]

FORM 10-QSB

REDDI BRAKE SUPPLY CORPORATION

INDEX
Page
PART I. Financial Information	3
Unaudited Balance Sheets - September 30, 2001 and June 30, 2001	3
Unaudited Statement of Operations for the Three and Months Ended September 30, 2001 and 2000 and the period July 1, 1997 (date of inception of development stage) to March 31, 2001	4
Unaudited Statement of Cash Flows for the Three Months Ended September 30, 2001 and 2000 and the period July 1, 1997 (date of inception of development stage) to March 31, 2001	5
Notes to Financial Statements	6
Management's Discussion and Analysis of Financial Condition or Plan of Operation	10
PART II. Other Information	11
Signatures	12

REDDI BRAKE SUPPLY CORPORATION

(Development Stage Company)

BALANCE SHEETS

September 30, 2001 and June 30, 2001

	Sept 30, 2001	Jun 30, 2001
ASSETS
CURRENT ASSETS
Cash	$ 17	$ 17
Total Current Assets	17	17
OTHER ASSETS
Securities - available for sale - Note 3	6,102	6,102
Convertible debt offering costs - net of amortization - Note 4	172,261	182,261
	178,363	188,363
	$ 178,380	$ 188,380
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable - related party	$ 19,786	$ 13,896
Accounts payable	52,431	52,431
Subordinated convertible debt - Note 4	6,900,000	6,900,000
Accrued interest payable convertible debt - Note 4	5,731,688	5,453,729
Total Current Liabilities	12,703,905	12,420,056

CONTINGENT LIABILITIES - Note 9	-	-
STOCKHOLDERS' EQUITY
Preferred stock - Note 5	200	200
2,500,000 shares authorized at $0.0001 par value; 2,000,000 shares issued and outstanding
Common stock - Note 4 and 5	7,500	7,500
100,000,000 shares authorized at $0.0001 par value; 75,000,000 shares issued and outstanding
Capital in excess of par value	37,222,683	37,222,683
Unrealized gain - available for sale securities - Note 3	4,068	4,068
Accumulated deficit - Note 1	(49,759,976)	(49,466,127)
Total Stockholders' Deficiency	(12,525,525)	(12,231,676)
	$ 178,380	$ 188,380

The accompanying notes are an integral part of these financial statements.

REDDI BRAKE SUPPLY CORPORATION

(Development Stage Company)

STATEMENTS OF OPERATIONS

For the Three Months Ended September 30, 2001 and 2000 and the period

July 1, 1997 (date of inception of development stage) to September 30, 2001

	Three Months Sept 30, 2001	Three Months Sept 30, 2000	July 1, 1997 to Sept 30, 2001
REVENUES	$ -	$ -	$ -
EXPENSES
Administrative	5,890	1,469	129,476
Interest	287,959	259,168	4,036,995
NET LOSS - before other losses	(293,849)	(260,637)	(4,166,471)
LOSS ON LIQUIDATION OF ASSETS AND LIABILITIES	-	-	(25,223,711)
NET LOSS	$ (293,849)	$ (260,637)	$ (29,390,182)
LOSS PER COMMON SHARE
Basic	$ -	$ -
Diluted	$ -	$ -
AVERAGE OUTSTANDING SHARES
Basic	71,055,952	52,186,949
Diluted	73,055,952	-

The accompanying notes are an integral part of these financial statements.

REDDI BRAKE SUPPLY CORPORATION

(Development Stage Company)

STATEMENT OF CASH FLOWS

For the Three Months Ended September 30, 2001 and 2000 and the Period

July 1, 1997 (date of inception of development stage) to September 30, 2001

	Three Months Sept 30, 2001	Three Months Sept 30, 2000	July 1, 1997 to Sept 30, 2001
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (293,849)	$(260,637)	$(29,390,182)
Adjustments to reconcile net loss to net cash provided by operating activities
Changes in accounts receivables	-	-	12,756
Changes in accounts payable	5,890	(951)	71,882
Loss of assets	-	-	25,223,711
Accrued interest - convertible debt	287,959	259,168	4,036,995
Issuance of common stock for settlement of legal action	-	-	4,200
Issuance of preferred stock for expenses	-	-	10,000
Net Cash Used in Operations	-	(2,420)	(30,638)
CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-
CASH FLOWS FROM FINANCING ACTIVITIES	-	-	-
Net Increase (Decrease) in Cash	-	(2,420)	(30,638)
Cash at Beginning of Period	17	4,226	30,655
Cash at End of Period	$ 17	$ 1,806	$ 17

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

Income Taxes

On September 30, 2001 the Company had a net operating loss carry forward of $1,410,552. The tax benefit of approximately $423,166 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has no operations. The net operating loss will expire starting in 2022.

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

3. SECURITIES - AVAILABLE FOR SALE

Securities consists of 2,034 shares of Micro Transmission Systems and is shown at its approximate fair value.

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

On October 31, 2001 the Company issued 9,615,220 common shares as payment of the $6,150,000 in convertible debt and the accrued interest payable of $5,669,388.

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

A related party has loaned the Company $24,786.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Three Months Ended September 30, 2001 and 2000

The Company had no revenue from continuing operations for the three month periods that ended September 30, 2001 and 2000. General and administrative expenses for the three-month periods that ended September 30, 2001 and 2000 were $5,890 and $ $1,469 respectively. These expenses are attributable to the administrative, legal, professional, and accounting costs associated with the duties of a publicly reporting company. Interest expense for each of the three-months ended September 30, 2001 and 2000 was $287,959 and $259,168. As a result of the foregoing, the Company realized net losses of $293,849 for the three month period ended September 30, 2001, as compared to net losses of $260,637 for the same period in 2000.

Liquidity and Capital Resources

At September 30, 2001, the Company had a working capital deficit of $12,525,525, as compared to a working capital deficit of $12,231,676 at September 30, 2000. This increase in the working capital deficit is primarily attributable to unpaid interest expense for the three months ended September 30, 2001, that accrued on $6.9 million in subordinate convertible debentures. In November 2001, the Company completed negotiations with the debenture holders to settle the debt. On January 12, 2001, the Board of Directors increased the Company's authorized common stock from 75,000,000 shares, par value $0.0001, to 100,000,000 shares, par value $0.0001, for the purpose of settling such debt.

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

Defaults upon Senior Securities

As of September 30, 2001, the Company was in material default on the payment of interest for $6.9 million in 9% adjustable convertible subordinated debentures due 2005. However, as of November 2001, the Company negotiated with the debenture holders to settle the debt in exchange for the issuance of 8,913,043 shares of common stock, $3,000 in attorney's fees, and $5,000 in exchange for cancellation of a note in the principal amount of $750,000 plus interest.

Exhibits and Reports on Form 8-K Reports on Form 8-K:

None

Exhibits: None

SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REDDI BRAKE SUPPLY CORPORATION

Date: December 11, 2001	By: /s/ John Chymboryk
John Chymboryk, President