Form 10QSB
period 2001-12-13
REDDI BRAKE SUPPLY CORP
filed 2002-02-07
CIK 867687

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2001

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

FORM 10-QSB

REDDI BRAKE SUPPLY CORPORATION

INDEX
Page
PART I. Financial Information	3
Unaudited Balance Sheets - December 31, 2001 and June 30, 2001	3
Unaudited Statement of Operations for the Three and Six Months Ended December 31, 2001 and 2000 and the period July 1, 1997 (date of inception of development stage) to December 31, 2001	4
Unaudited Statement of Cash Flows for the Six Months Ended December 31, 2001 and 2000 and the period July 1, 1997 (date of inception of development stage) to December 31, 2001	5
Notes to Financial Statements	6
Management's Discussion and Analysis of Financial Condition or Plan of Operation	10
PART II. Other Information	11
Signatures	12

REDDI BRAKE SUPPLY CORPORATION

(Development Stage Company)

BALANCE SHEETS

December 31, 2001 and June 30, 2001

	Dec 31, 2001	Jun 30, 2001
ASSETS
CURRENT ASSETS
Cash	$ 17	$ 17
	----------	-----------
Total Current Assets	17	17
OTHER ASSETS
Securities - available for sale - Note 3	3,763	6,102
Convertible debt offering costs - net of amortization - Note 4	-	182,261
	3,763	188,363
	----------	------------
	$ 3,780	$ 188,380
	=======	=========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable - related parties	$ 31,468	$ 13,896
Accounts payable	52,431	52,431
Subordinated convertible debt - Note 4	-	6,900,000
Accrued interest payable convertible debt - Note 4	-	5,453,729
	-----------	----------------
Total Current Liabilities	83,899	12,420,056
STOCKHOLDERS' EQUITY
Preferred stock
2,500,000 shares authorized at $0.0001 par value; 2,000,000 shares issued and outstanding - Note 5	200	200
Common stock
100,000,000 shares authorized at $0.0001 par value; 84,615,220 shares issued and outstanding on Dec 31, 2001; 75,000,000 on June 30, 2001	8,462	7,500
Capital in excess of par value	37,269,797	37,222,683
Unrealized gain - available for sale securities - Note 3	1,729	4,068
Accumulated deficit - Note 1	(37,360,307)	(49,466,127)
	------------------	-----------------
Total Stockholders' Deficiency	(80,119)	(12,231,676)
	-----------------	------------------
	$ 3,780	$ 188,380
	==========	===========

The accompanying notes are an integral part of these financial statements.

REDDI BRAKE SUPPLY CORPORATION

(Development Stage Company)

STATEMENTS OF OPERATIONS

For the Three and Six Months Ended December 31, 2001 and 2000 and the period

July 1, 1997 (date of inception of development stage) to December 31, 2001

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended	July 1, 1997
	Dec 31, 2001	Dec 31, 2000	Dec 31, 2001	Dec 31, 2000	to Dec 31, 2001
REVENUES	$ -	$ -	$ -	$ -	$ -
EXPENSES
Administrative	6,682	8,492	12,572	9,961	136,158
Interest	-	259,168	287,959	518,336	4,036,995
	------------	------------	------------	-------------	--------------
NET LOSS - before other gains and losses	(6,682)	(267,660)	(300,531)	(528,297)	(4,173,153)
OTHER GAINS AND LOSSES
Gain from payment and settlement of debt	12,406,351	-	12,406,351	-	12,406,351
Loss from liquidation of asset and liabilities	-	-	-	-	(25,223,711)
	-----------------	----------------	-----------------	------------------	------------------
NET PROFIT (LOSS)	$ 12,399,669	$ (267,660)	$12,105,820	$ (528,297)	$ (16,990,513)
	===========	===========	===========	============	============
LOSS PER COMMON SHARE
Basic
Before other gain (loss)	$ -	$ (.04)	$ (.04)	$ (.01)
After other gain (loss)	$ .016	$ (.04)	$ .016	$ (.01)
Diluted
Before other gain (loss)	$ -	$ (.04)	$ (.04)	$ (.01)
After other gain (loss)	$ .015	$ (.04)	$ .015	$ (.01)
AVERAGE OUTSTANDING SHARES
Basic (stated in 1000's)	79,700	67,112	77,000	58,725
Diluted (stated in 1000's)	81,700	68,112	79,000	59,725

The accompanying notes are an integral part of these financial statements.

REDDI BRAKE SUPPLY CORPORATION

(Development Stage Company)

STATEMENT OF CASH FLOWS

For the Six Months Ended December 31, 2001 and 2000 and the Period

July 1, 1997 (date of inception of development stage) to December 31, 2001

	Dec 31, 2001	Dec 31, 2000	July 1, 1997 to Dec 31, 2001
CASH FLOWS FROM OPERATING ACTIVITIES
Net profit ( loss)	$ 12,105,820	$(528,297)	$(16,990,513)
Adjustments to reconcile net loss to net cash provided by operating activities
Changes in accounts receivable	-	-	12,756
Changes in accounts payable	17,572	5,772	83,564
Loss of assets	-	-	25,223,711
Accrued interest - convertible debt	287,959	518,336	4,036,995
Issuance of common stock for settlement of legal action	-	-	4,200
Issuance of preferred stock for expenses	-	-	10,000
Gain from payment and settlement of debt	(12,406,351)	-	(12,406,351)
	------------------	--------------------	------------------
Net Change in Cash from Operations	5,000	(4,189)	(25,638)
CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Payment on settlement of debt	(5,000)	-	(5,000)
	-------------------	---------------------	---------------------
Net Increase (Decrease) in Cash	-	(4,189)	(30,638)
Cash at Beginning of Period	17	4,226	30,655
	--------------------	---------------------	---------------------
Cash at End of Period	$ 17	$ 37	$ 17
	--------------------	---------------------	--------------------
SUPPLEMENTAL INFORMATION
Interest expense	$ 287,959	$ 518,767

NON CASH FLOWS FROM OPERATING ACTIVITIES

Issuance of 9,615,220 common share for payment of debt - 2001 $ 48,076

The accompanying notes are an integral part of these financial statements.

REDDI BRAKE SUPPLY CORPORATION

NOTES TO FINANCIAL STATEMENTS

1. ORGANIZATION

The Company was incorporated under the laws of the State of Nevada on July 12, 1990 with name "Franklin Capital, Inc" with authorized common stock of 35,000,000 shares with a par value of $0.0001 and preferred stock of 2,500,000 shares with a par value of $0.0001. On January 12, 2001 the authorized common stock was increased to 100,000,000 shares with the same par value. The Company had several name changes and on April 21, 1994 changed its name to "Reddi Brake Supply Corporation".

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

Income Taxes

On December 31, 2001 the Company had a net operating loss available for carry forward of $16,990,513. The tax benefit of approximately $5,097,154 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has no operations and there has been a substantial change in its stockholders. The net operating loss will expire starting in 2015 through 2022.

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

3. SECURITIES - AVAILABLE FOR SALE

Securities consists of 2,034 shares of Microwave Transmission Systems with a cost of $2,034. The fair market value is considered to be $3,763.

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

During October 2001 the convertible debt was paid and settled by the issuance of 9,615,220 common shares of the Company and the payment of $5,000.

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

6. RELATED PARTY TRANSACTIONS

Related parties owns 2,000,000 shares of the Company's outstanding class C preferred stock.

REDDI BRAKE SUPPLY CORPORATION

NOTES TO FINANCIAL STATEMENTS (Continued)

7. GOING CONCERN

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

8. LEGAL ACTIONS

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Three and Six Months Ended December 31, 2001 and 2000

The Company had no revenue from continuing operations for the three and six month periods ending December 31, 2001 and 2000.

General and administrative expenses for the three-month periods ending December 31, 2001 and 2000 were $6,682 and $8,492 respectively. General and administrative expenses for the six-month periods ending December 31, 2001 and 2000 were $12,572 and $9,961 respectively. These expenses are attributable to the administrative, legal, professional, and accounting costs associated with the duties of a publicly reporting company. Interest expense for each of the three-months ended December 31, 2001 and 2000 was $0.00 and $259,168. Interest expense for each of the six-months ended December 31, 2001 and 2000 was $287,959 and $518,336. The company realized a gain of $12,406,351 from the settlement, conversion and payment of $6.9 million in subordinate convertible debentures. As a result of the foregoing, the Company realized a net profit of $12,399,669 for the three month period ended December 31, 2001, as compared to net losses of $267,660 for the same period in 2000, and net profit of $12,105,820 for the six month period ended December 31, 2001, as compared to net losses of $528,297 for the same period in 2000. From inception to through December 31, 2001, the company recorded a net loss of $16,990,513.

Liquidity and Capital Resources

At December 31, 2001, the Company had a working capital deficit of $80,119, as compared to a working capital deficit of $12,231,676 at December 31, 2000. This decrease in the deficit is attributable to the gain of$12,406,351 realized from the settlement, conversion and payment of $6.9 million in subordinate convertible debentures. On January 12, 2001, the Board of Directors increased the Company's authorized common stock from 75,000,000 shares, par value $0.0001, to 100,000,000 shares, par value $0.0001, for the purpose of settling such debt.

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

REDDI BRAKE SUPPLY CORPORATION

Date: January 29, 2002 By: /s/ John Chymboryk

John Chymboryk, President