Form 10QSB
period 2002-03-31
REDDI BRAKE SUPPLY CORP
filed 2002-05-15
CIK 867687

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2002

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

FORM 10-QSB

REDDI BRAKE SUPPLY CORPORATION

INDEX

Page
PART I. Financial Information	3
Unaudited Balance Sheets - March 31, 2002 and June 30, 2001	3
Unaudited Statement of Operations for the Three and Nine Months Ended March 31, 2002 and 2001 and the period July 1, 1997 (date of inception of development stage) to March 31, 2002	4
Unaudited Statement of Cash Flows for the Nine Months Ended March 31, 2002 and 2001 and the period July 1, 1997 (date of inception of development stage) to March 31, 2002	5
Notes to Financial Statements	6
Management's Discussion and Analysis of Financial Condition or Plan of Operation	10
PART II. Other Information	11
Signatures	12

REDDI BRAKE SUPPLY CORPORATION

(Development Stage Company)

BALANCE SHEETS

March 31, 2002 and June 30, 2001

	Mar 31, 2002	Jun 30, 2001
ASSETS
CURRENT ASSETS
Cash	$ 17	$ 17
	__________	__________
Total Current Assets	17	17
OTHER ASSETS
Securities - available for sale - Note 3	-	6,102
Convertible debt offering costs - net of amortization - Note 4	-	182,261
	__________	__________
	-	188,363
	__________	__________
	$ 17	$ 188,380
	=========	=========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable - related parties	$ 30,563	$ 13,896
Accounts payable	52,431	52,431
Subordinated convertible debt - Note 4	-	6,900,000
Accrued interest payable convertible debt - Note 4	-	5,453,729
	__________	__________
Total Current Liabilities	82,994	12,420,056
STOCKHOLDERS' EQUITY
Preferred stock 2,500,000 shares authorized at $0.0001 par value; 2,000,000 shares issued and outstanding - Note 5	200	200
Common stock 100,000,000 shares authorized at $0.0001 par value; 84,615,220 shares issued and outstanding on Dec 31, 2001; 75,000,000 on June 30, 2001	8,462	7,500
Capital in excess of par value	37,269,797	37,222,683
Unrealized gain - available for sale securities - Note 3	-	4,068
Accumulated deficit - Note 1	(37,361,436)	(49,466,127)
	__________	__________
Total Stockholders' Deficiency	(82,977)	(12,231,676)
	__________	__________
	$ 17	$ 188,380
	=========	=========

The accompanying notes are an integral part of these financial statements.

REDDI BRAKE SUPPLY CORPORATION

(Development Stage Company)

STATEMENTS OF OPERATIONS

For the Three and Nine Months Ended March 31, 2002 and 2001 and the period

July 1, 1997 (date of inception of development stage) to March 31, 2002

	Three Months Ended Mar 31,	Three Months Ended Mar 31,	Nine Months Ended Mar 31,	Nine Months Ended Mar 31,	July 1, 1997 to Mar 31,
	2002	2001	2002	2001	2002
REVENUES	$ -	$ -	$ -	$ -	$ -
EXPENSES
Administrative	2,097	9,398	14,669	10,974	138,255
Interest	-	259,168	287,959	761,935	4,036,995
	__________	__________	__________	__________	__________
NET LOSS - before other gains and losses	(2,097)	(268,566)	(302,628)	(772,909)	(4,175,250)
OTHER GAINS AND LOSSES
Gain from payment and settlement of debt	-	-	12,406,351	-	12,406,351
Gain (loss) from liquidation of assets and liabilities	968	-	968	-	(25,222,743)
	__________	__________	__________	__________	__________
NET PROFIT (LOSS)	$ (1,129)	$ (268,566)	$12,104,691	$ (772,909)	$ (16,991,642)
	=========	=========	=========	=========	=========
LOSS PER COMMON SHARE
Basic
Before other gain (loss)	$ -	$ -	$ (.04)	$ (.01)
After other gain (loss)	$ -	$ -	$ 1.43	$ (.01)
Diluted
Before other gain (loss)	$ -	$ -	$ (.04)	$ (.01)
After other gain (loss)	$ -	$ -	$ 1.40	$ (.01)
AVERAGE OUTSTANDING SHARES
Basic (stated in 1000's)	84,615	75,000	84,615	75,000
Diluted (stated in 1000's)	86,615	76,000	86,615	76,000

The accompanying notes are an integral part of these financial statements.

REDDI BRAKE SUPPLY CORPORATION

(Development Stage Company)

STATEMENTS OF CASH FLOWS

For the Nine Months Ended March 31, 2002 and 2001 and the Period

July 1, 1997 (date of inception of development stage) to March 31, 2002

	Mar 31,	Mar 31,	July 1, 1997
	2002	2001	to Mar 31, 2002
CASH FLOWS FROM OPERATING ACTIVITIES
Net profit ( loss)	$ 12,104,691	$(797,063)	$(16,991,642)
Adjustments to reconcile net loss to net cash provided by operating activities
Changes in accounts receivables	-	-	12,756
Changes in accounts payable	19,669	15,350	85,661
Loss of assets	-	-	25,223,711
Accrued interest - convertible debt	287,959	777,504	4,036,995
Issuance of common stock for settlement of legal action	-	-	4,200
Issuance of preferred stock for expenses	-	-	10,000
Gain from payment and settlement of debt	(12,406,351)	-	(12,406,351)
Net gain from sale of securities	(968)	-	(968)
	__________	__________	__________
Net Change in Cash from Operations	5,000	(4,209)	(25,638)
CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-
CASH FLOWS FROM FINANCING ACTIVITIES
Payment on settlement of debt	(5,000)	-	(5,000)
	__________	__________	__________
Net Increase (Decrease) in Cash	-	(4,209)	(30,638)
Cash at Beginning of Period	17	4,226	30,655
	__________	__________	__________
Cash at End of Period	$ 17	$ 37	$ 17
	=========	=========	=========
NON CASH FLOWS FROM INVESTING ACTIVITIES
Issuance of 9,615,220 common shares for payment of debt - 2001			$ 48,076
SUPPLEMENTAL INFORMATION
Interest expense	$ 287,959	$ 777,504	$ 4,036,995

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

Income Taxes

On March 31, 2002 the Company had a net operating loss available for carry forward of $16,991,642. The tax benefit of approximately $5,097,486 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has no operations and there has been a substantial change in its stockholders. The net operating loss will expire starting in 2015 through 2023.

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

3. SECURITIES - AVAILABLE FOR SALE

Securities consists of 2,034 shares of Microwave Transmission Systems with a cost of $2,034. The shares were sold during February 2002 for $3,002.

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

6. SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

Officer-directors have acquired 2,000,000 shares of the Company's outstanding class C preferred stock and have made non interest bearing demand loans to the Company of $30,563.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Three and Nine Months Ended March 31, 2002 and 2001

The Company had no revenue from continuing operations for the three and nine month periods ending March 31, 2002 and 2001.

General and administrative expenses for the three-month periods ending March 31, 2002 and 2001 were $2,097 and $9,398 respectively. General and administrative expenses for the nine-month periods ending March 31, 2002 and 2001 were $14,669 and $10,974 respectively. These expenses are attributable to the administrative, legal, professional, and accounting costs associated with the duties of a publicly reporting company. Interest expense for each of the three-months ended March 31, 2002 and 2001 was $0.00 and $259,168. Interest expense for each of the nine-months ended March 31, 2002 and 2001 was $287,959 and $761,935. The Company realized a net loss of $1,129 for the three month period ended March 31, 2002, as compared to net losses of $268,556 for the same period in 2001. In the fall of 2001, the company realized a gain of $12,406,351 from the settlement, conversion and payment of $6.9 million in subordinate convertible debentures. As a result of the foregoing, the Company realized a net profit of $12,104,691 for the nine month period ended March 31, 2002, as compared to net losses of $772,909 for the same period in 2001. From inception to through March 31, 2002, the company recorded a net loss of $16,991,642.

Liquidity and Capital Resources

At March 31, 2002, the Company had a working capital deficit of $82,977, as compared to a working capital deficit of $12,231,676 at June 30, 2001. This decrease in the deficit is attributable to the gain of$12,406,351 realized from the settlement, conversion and payment of $6.9 million in subordinate convertible debentures. On January 12, 2001, the Board of Directors increased the Company's authorized common stock from 75,000,000 shares, par value $0.0001, to 100,000,000 shares, par value $0.0001, for the purpose of settling such debt.

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

Defaults upon Senior Securities

None.

Exhibits and Reports on Form 8-K Reports on Form 8-K:

None

Exhibits: None

SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REDDI BRAKE SUPPLY CORPORATION

Date: May 14, 2002 By: /s/ John Chymboryk

John Chymboryk, President