Form 10KSB
period 2002-06-30
REDDI BRAKE SUPPLY CORP
filed 2002-10-11
CIK 867687

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

Annual Report Pursuant to Section 13 or 15(d) of

the Securities Exchange Act of 1934

(Mark One)

[ X ] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended June 30, 2002

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

The aggregate market value of the issuer's Common Stock held as of October 4, 2002 by non-affiliates of the issuer was $93,077.

As of October 4, 2002, issuer had 84,615,220 shares of its $.0001 par value common stock outstanding.

Transitional Small Business Format: Yes [ ] No [ X ]

Documents incorporated by reference: None

FORWARD-LOOKING INFORMATION

THIS FORM 10KSB AND OTHER STATEMENTS ISSUED OR MADE FROM TIME TO TIME BY THE COMPANY OR ITS REPRESENTATIVES CONTAIN STATEMENTS WHICH MAY CONSTITUTE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE SECURITIES ACT OF 1933 AND THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED BY THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995, 15 U.S.C.A. SECTIONS 77Z-2 AND 78U-5. THOSE STATEMENTS INCLUDE STATEMENTS REGARDING THE INTENT, BELIEF OR CURRENT EXPECTATIONS OF THE COMPANY AND MEMBERS OF ITS MANAGEMENT TEAM AS WELL AS THE ASSUMPTIONS ON WHICH SUCH STATEMENTS ARE BASED.

PROSPECTIVE INVESTORS ARE CAUTIONED THAT ANY SUCH FORWARD-LOOKING STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND INVOLVE RISKS AND UNCERTAINTIES, AND THAT ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE CONTEMPLATED BY SUCH FORWARD-LOOKING STATEMENTS. IMPORTANT FACTORS CURRENTLY KNOWN TO MANAGEMENT THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE IN FORWARD- LOOKING STATEMENTS ARE SET FORTH HEREIN. THE COMPANY UNDERTAKES NO OBLIGATION TO UPDATE OR REVISE FORWARD-LOOKING STATEMENTS TO REFLECT CHANGED ASSUMPTIONS, THE OCCURRENCE OF UNANTICIPATED EVENTS OR CHANGES TO FUTURE OPERATING RESULTS OVER TIME.

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

Item 3. Legal Proceedings.

McCormick, et al., v. Reddi Brake Supply Corp., et al, L.A.S.C. Case No. BC 180840. On November 6, 1997, a class action lawsuit was filed in the Los Angeles Superior Court on behalf of all persons or entities who bought common stock of the defendant prior to March 23, 1996, and/or who bought or sold any shares thereafter until August 13, 1996, excluding defendants, their families, employees, agents or assigns. The complaint asserts causes of action for breach of fiduciary duty by officers and directors and conspiracy to manipulate the price of the common stock of the defendant. The Reddi Brake Defendants have denied the claims. In May 1999, the parties reached a tentative settlement agreement, which was presented to the Court in June 1999 and in September 1999, preliminary approval by the Superior Court as fair, reasonable and adequate to members of the settlement class. In December 2000, representatives of the named class members announced their intention to renegotiate certain provisions of the settlement. In January 2001, defendants served notice of their withdrawal from the settlement. In June 2001, the Superior Court rejected the proposed settlement, found the plaintiffs' counsel inadequate, decertified the settlement class, and ordered the class action allegations stricken from the complaint. On August 6, 2002, the California Court of Appeal rejected the plaintiffs' former counsel's appeal of the Superior Court's June 2001 order. The action currently is pending in the Superior Court and the named plaintiffs' have stated their intention to amend the complaint to re-assert class action allegations. The parties have been negotiating a settlement agreement which remains unresolved at the report date.

Sheerin v. McCorrian, Birin and Reddi Brake Supply Corporation, L.A.S.C. Case No. BC 186930. On March 3, 1998, Allen J. Sheerin filed a lawsuit in the Los Angeles County Superior Court against the Company and specifically against two former officer's and director's of the Company. Mr. Sheerin alleges that these officers and directors misrepresented the financial status of the Company during the time that he was negotiating to buy shares in the Company which resulted in a loss to him of $2,100,000. The parties have been negotiating a settlement agreement which remains unresolved at the report date.

Item 4. Submission of Matters to a Vote of Securities Holders.

None

PART II

Item 5. Market for Common Equity, Related Stockholder Matters.

The Company's common stock is listed on the Over the Counter Bulletin Board ("OTCBB"), under the symbol "REDI". As of October 4, 2002 the Company had 84,615,220 shares of common stock issued and outstanding, and 2,000,000 shares of preferred stock issued and outstanding.

The following quotations, as provided by the National Quotation Bureau, represent prices between dealers and do not include retail markup, markdown or commission. In addition, these quotations do not represent actual transactions.

CLOSING BID CLOSING ASK
2000	HIGH	LOW	HIGH	LOW
First Quarter	.074	.003	.08	.005
Second Quarter	.05	.0152	.02	.058
Third Quarter	.03125	.015	.04	.02
Fourth Quarter	.015	.005	.02	.01
2001
First Quarter	.01	.005	.015	.008
Second Quarter	.008	.004	.01	.005
Third Quarter	.005	.003	.008	.003
Fourth Quarter	.004	.001	.006	.001
2002
First Quarter	.006	.001	.008	.001
Second Quarter	.013	.002	.014	.002

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

Recent Sale of Unregistered Securities

On February 9, 1995, the Company completed a private placement of 9% adjustable convertible subordinated debentures which was originally due 2005 in the amount of $6.9 million. Interest on the unpaid principal was payable quarterly. The debentures were subordinated to all of the obligations due to the Company's bank and suppliers and were convertible into shares of the Company's common stock, at the option of the holders, at a conversion price of $6.27 per share. By October 2001, the Company had paid all of the debenture holders, including all of the unpaid interest, through the issuance of 9,615,220 shares of common stock, as payment and settlement of the debentures. The securities were issued, without registration, in reliance on the exemption provided by Section 4(2) of the Securities Act. No broker was involved and no commissions were paid in the transaction

Item 6. Management's Discussion and Analysis or Plan of Operation.

As of the fiscal year end June 30, 2002 the Company's total current assets are $16 in cash. The Company has current liabilities in the amount of $197,261, which includes $171,026 in accounts payable, and $26,235 in demand notes for sums lent to the Company by its directors.

The Company did not generate any revenue from operations during fiscal years 2002 and 2001. The Company has no material commitments for capital expenditures for the next twelve months.

The Company believes that its current cash needs can be met based upon the continued willingness of management to lend the Company funds in order to maintain its 1934 Act reporting requirements. However, should the Company obtain a business opportunity, it may be necessary to raise additional capital. This may be accomplished by loans from the principals of the Company, debt financing, equity financing or a combination of financing options.

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
Name	Age	Position	Director or Officer Since
John Chymboryk	48	President and Director	February 2000
Kip Eardley	43	Secretary/Treasurer and Director	February 2000

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

Kip Eardley, Secretary/Treasurer and Director. Mr. Eardley acts as a consultant to private and public corporations assisting with corporate structuring, efficiencies and debt management. Mr. Eardley has a background in finance and economics.

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

Item 11. Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth as of October 4, 2002, the name and the number of shares of the Company's voting stock, consisting of Common Stock, par value. $.0001, one vote per share and Class C Preferred stock with voting rights of 50 votes per share (hereinafter collectively referred to as the "Voting Stock") held of record, or was known by the Company to own beneficially, more than 5% of the Company's issued and outstanding Voting Stock; plus, the name and shareholdings of each director and of all officers and directors as a group.
Title of Class	Name and Address of Beneficial Owner	Amount and Nature ofBeneficial Ownership	Percent Class
Common	CBIC Wood Gundy (London), Ltd.	7,297,844 shares	23%
Preferred C	John Chymboryk, (2)(3) 5882 S. 900 E., Suite 202 Salt Lake City, UT 84121	2,000,000 shares	100%
Preferred C	Kip Eardley, (2)(3) 5882 S. 900 E., Suite 202 Salt Lake City, UT 84121	2,000,000 shares	100%
Preferred C	Officers, Directors and Nominees as a Group: 2 persons	2,000,000 shares	100%

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

Item 13. Exhibits and Reports on Form 8-K.

Reports on Form 8-K

None

Exhibits

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-B.
Exhibit No.	SEC Ref. No.	Title of Document	Location
1	(3)(i)	Articles of Incorporation	See Note (1)
2	(3)(i)	Articles of Amendment to the Articles of Incorporation	See Note (1)
3	(3)(i)	Articles of Amendment to the Articles of Incorporation	See Note (1)
4	(3)(i)(3)(i)	Articles of Amendment to the Articles of Incorporation	See Note (1)
5		Articles of Amendment to the Articles of Incorporation	See Note (1)
6	(3)(i)	Articles of Amendment to the Articles of Incorporation	See Note (1)
7	(3)(ii)	By Laws	See Note (1)
8	(4)	Certificate of Designation for Preferred Class C Stock	See Note (2)
9	(4)	Certificate of Amendment to Preferred Class B Stock	See Note (3)
10	(10)	Asset Purchase Agreement	See Note (1)
11	(10)	Lease Agreement	See Note (1)
12	(27)	Financial Data Schedule	See Note (1)
13	(99)	Order Confirming Plan of Reorganization	See Note (1)

Note (1) - Filed as an Exhibit on Form 10-KSB for the fiscal year ended June 30, 1999 and filed March 20, 2000, is incorporated herein by reference.

Note (2) - Filed as an Exhibit on Form 8-K, which was filed on June 23, 2000, and is incorporated herein by reference.

Note (3) - Filed as an Exhibit on Form 10-KSB for the fiscal year ended June 30, 2001, and filed October 1, 2001, is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

REDDI BRAKE SUPPLY CORPORATION

Date: October 10, 2002 By: /s/ John Chymboryk

John Chymboryk, President and Director

Date: October 10, 2002 By: /s/ Kip Eardley

Kip Eardley, Secretary, Treasurer and Director

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Reddi Brake Supply Corporation (the "Company") on Form 10-KSB for the period ended June 30, 2002 as filed with the Securities and Exchange Commission on the Date hereof (the "Report"), the undersigned certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Date: October 10, 2002 By: /s/ John Chymboryk

John Chymboryk , Chief Executive Officer

Date: October 10, 2002 By: /s/ Kip Eardley

Kip Eardley, Chief Financial Officer

Financial Statements

June 30, 2002

ANDERSEN ANDERSEN & STRONG, L.C. 941 East 3300 South, Suite 202

Certified Public Accountants and Business Consultants Salt Lake City, Utah 84106

Member SEC Practice Section of the AICPA Telephone 801 486-0096

Fax 801 486-0098

Board of Directors

Reddi Brake Supply Corporation

Salt Lake City, Utah

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

We have audited the accompanying balance sheet of Reddi Brake Supply Corporation (development stage company) at June 30, 2002 and the related statements of operations, stockholders' equity, and cash flows for the years ended June 30, 2002 and 2001 and for the period July 1, 1997 (date of inception of development stage) to June 30, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Reddi Brake Supply Corporation at June 30, 2002 and the results of operations, and cash flows for the years ended June 30, 2002 and 2001 and the period July 1, 1997 to June 30, 2002 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company does not have the necessary working capital to service its debt and for its planned activity , which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in Note 7. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Salt Lake City, Utah

October 2, 2002 s/Andersen Andersen and Strong L.C.

REDDI BRAKE SUPPLY CORPORATION

(Development Stage Company)

BALANCE SHEET

June 30, 2002

ASSETS
CURRENT ASSETS
Cash	$ 16
___________
Total Current Assets	$ 16
==========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable - affiliate - Note 6	$ 26,235
Accounts payable	171,026
___________
Total Current Liabilities	197,261
___________
CONTINGENT LIABILITIES - Note 8	-
___________
STOCKHOLDERS' DEFICIENCY
Preferred stock - Note 4
2,500,000 shares authorized at $0.0001 par value; 2,000,000 shares issued and outstanding	200
Common stock
100,000,000 shares authorized at $0.0001 par value; 84,615,220 shares issued and outstanding	8,462
Capital in excess of par value	37,260,182
Accumulated deficit	(37,466,089)
___________
Total Stockholders' Deficiency	(197,245)
___________
$ 16
==========

The accompanying notes are an integral part of these financial statements.

REDDI BRAKE SUPPLY CORPORATION

(Development Stage Company)

STATEMENTS OF OPERATIONS

For the Years Ended June 30, 2002 and 2001 and the period

July 1, 1997 (date of inception of development stage) to June 30, 2002

	June 30, 2002	June 30, 2001	July 1, 1997 to June 30, 2002
REVENUES	$ -	$ -	$ -
	___________	___________	___________
EXPENSES
Administrative	128,937	19,701	370,338
Interest	287,959	1,092,002	4,036,995
	___________	___________	___________
NET OPERATING LOSS -before other income (losses)	(416,896)	(1,111,703)	(4,407,333)
OTHER INCOME (LOSSES)
Loss on liquidation of assets and liabilities	-	-	(25,223,711)
Gain on payment and settlement of debt - Notes 3 & 5	12,416,934	-	12,416,934
	___________	___________	___________
NET INCOME (LOSS)	$ 12,000,038	$ (1,111,703)	$ (17,214,110)
	==========	==========	==========
NET LOSS PER COMMON SHARE
Basic	$ .15	$ (.02)
Diluted	$ .15	$ (.02)
AVERAGE OUTSTANDING SHARES - stated in 1,000,s
Basic	79,808	71,055
Diluted	81,808	73,055

The accompanying notes are an integral part of these financial statements.

REDDI BRAKE SUPPLY CORPORATION

(Development Stage Company)

STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

Period July 1, 1997 (date of inception of development stage) to June 30, 2002

	Preferred Stock		Common Stock		Capital in Excess of Par Value	Accumulated Deficit
	Shares	Amount	Shares	Amount
Balance July 1, 1997	130,000	$13	50,186,949	$5,018	$ 37,093,672	$ (20,251,979)
Issuance of common stock for retirement of preferred stock	(70,000)	(7)	8,038,003	804	(797)	-
Net loss for the year ended June 30, 1998	-	-	-	-	-	(26,091,096)
Net loss for the year ended June 30, 1999	-	-	-	-	-	(902,293)
Preferred stock dividends	-	-	-	-	82,856	(82,856)
	___________	___________	___________	___________	___________	___________
Balance June 30, 1999	60,000	6	58,224,952	5,822	37,175,731	(47,328,224)
Issuance of common stock for settlement of legal action at $.0042 - October 1999	-	-	1,000,000	100	4,100	-
Issuance of class C preferred stock for expenses - June 14, 2000 at $.005 - related parties	2,000,000	200	-	-	9,800	-
Preferred stock dividends	-	-	-	-	27,727	(27,727)
Net loss for the year ended June 30, 2000	-	-	-	-	-	(991,576)
	___________	___________	___________	___________	___________	___________
Balance June 30, 2000	2,060,000	206	59,224,952	5,922	37,217,358	(48,347,527)
Preferred stock dividends	-	-	-	-	6,897	(6,897)
Issuance of common stock for retirement of preferred stock and accrued dividends - September 2000	(60,000)	(6)	15,775,048	1,578	(1,572)	-
Net loss for the year ended June 30, 2001	-	-	-	-	-	(1,111,703)
	___________	___________	___________	___________	___________	___________
Balance June 30, 2001	2,000,000	200	75,000,000	7,500	37,222,683	(49,466,127)
Issuance of common stock for payment and settlement of debt at $004 - Oct 2001	-	-	9,615,220	962	37,499	-
Net profit for the year ended June 30, 2002	-	-	-	-	-	12,000,038
	___________	___________	___________	___________	___________	___________
Balance June 30, 2002	2,000,000	$ 200	84,615,220	$8,462	$ 37,260,182	$(37,466,089)
	==========	==========	==========	==========	==========	==========

The accompanying notes are an integral part of these financial statements.

REDDI BRAKE SUPPLY CORPORATION

(Development Stage Company)

STATEMENT OF CASH FLOWS

For the Years Ended June 30, 2002 and 2001 and the Period

July 1, 1997 (date of inception of development stage) to June 30, 2002

	June 30, 2002	June 30, 2001	July 1, 1997 to June 30, 2002
CASH FLOWS FROM OPERATING ACTIVITIES
Net profit (loss)	$ 12,000,038	$(1,111,703)	$(17,214,110)
Adjustments to reconcile net loss to net cash provided by operating activities
Changes in accounts receivable	-	-	12,756
Changes in accounts payable	126,903	15,491	310,709
Loss of assets	-	-	25,223,711
Accrued interest - convertible debt	287,959	1,092,002	4,036,995
Issuance common stock for settlement of legal action	-	-	4,200
Issuance of preferred stock for expenses	-	-	10,000
Issuance of common stock for payment and settlement of debt	(12,416,934)	-	(12,416,934)
	___________	___________	___________
Net Cash Used in Operations	(2,034)	(4,210)	(32,673)
	___________	___________	___________
CASH FLOWS FROM INVESTING ACTIVITIES
Net - sale of securities	2,034	-	2,034
	___________	___________	___________
CASH FLOWS FROM FINANCING ACTIVITIES
	-	-	-
	___________	___________	___________
Net Increase (Decrease) in Cash	-	(4,210)	(30,639)
Cash at Beginning of Period	16	4,226	30,655
	___________	___________	___________
Cash at End of Period	$ 16	$ 16	$ 16
	==========	==========	==========
NON CASH FLOWS FROM OPERATING ACTIVITIES
Issuance of 1,000,000 shares common stock for expenses - 1999	$ 4,200
Issuance of 2,000,000 shares class C preferred stock for expenses - 2000	10,000
Issuance of 9,615,220 shares common stock for payment and settlement of debt -2001	38,461

The accompanying notes are an integral part of these financial statements.

REDDI BRAKE SUPPLY CORPORATION

NOTES TO FINANCIAL STATEMENTS

1. ORGANIZATION

The Company was incorporated under the laws of the State of Nevada on July 12, 1990 with name "Franklin Capital, Inc" with authorized common stock of 35,000,000 shares with a par value of $0.0001 and preferred stock of 2,500,000 shares with a par value of $0.0001. On October 24, 1996 the authorized common stock was increased to 75,000,000 shares and on January 12, 2001 to 100,000,000 shares with the same par value. The Company had several name changes and on April 21, 1994 changed its name to "Reddi Brake Supply Corporation."

The principal business activity of the corporation through its subsidiary, Reddi Brake Supply Company, Inc., has been the sale of auto parts, mainly to professional installers, through several warehouses located throughout the United States.

On March 17, 1997 an involuntary petition in bankruptcy was filed against the subsidiary, which resulted in the loss of the business and the warehouses and as a result of the bankruptcy the Company sustained substantial losses. After July 1, 1997 the Company had no operations and is considered to be a development stage company since that date.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Methods

The Company recognizes income and expenses based on the accrual method of accounting.

Dividend Policy

The Company has not adopted a policy regarding payment of dividends.

Income Taxes

On June 30, 2002 the Company did not have a net loss available for carry forward.

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

REDDI BRAKE SUPPLY CORPORATION

NOTES TO FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Financial Instruments

The carrying amounts of financial instruments, including cash and accounts payable, are considered by management to be their estimated fair values.

Other Recent Accounting Pronouncements

The Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

Estimates and Assumptions

Management uses estimates and assumptions in preparing financial statements in accordance with accounting principles generally accepted in the United States of America. Those estimates and assumptions affect the reported amounts of the assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could vary from the estimates that were assumed in preparing these financial statements.

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

During October 2001 the Company paid the debenture holders, including all of the unpaid interest, by the issuance of common capital stock. Note 5.

REDDI BRAKE SUPPLY CORPORATION

NOTES TO FINANCIAL STATEMENTS (Continued)

4. PREFERRED STOCK

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

On June 14, 2000 the Company issued 2,000,000 class C preferred shares, to related parties, as reimbursement for expenses paid for the Company. The terms of the class C preferred shares carry voting rights of 50 votes for each share and after 90 days from the issuance, conversion rights of one share of preferred C for one share of common, at the option of the stockholder. On the date of this report the conversion rights had not been exercised.

5. COMMON CAPITAL STOCK

During October 2001 the Company issued 9,615,220 shares as payment and settlement of the outstanding subordinated convertible debt outlined in note 3.

6. SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

Officers-directors and their controlled entities have acquired 2,000,000 shares of the Company's outstanding class C preferred stock with voting rights shown in note 4 and have made no interest, demand loans to the Company of $26,235.

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

8. CONTINGENT LIABILITIES - CONTINUING LEGAL ACTIONS

McCormick, et al., v. Reddi Brake Supply Corporation., et al.

On November 6, 1997, a class action lawsuit was filed in the Los Angeles Superior Court on behalf of all persons or entities who bought common stock of the defendant prior to March 23, 1996, and/or who bought or sold any shares thereafter until August 13, 1996, excluding defendants, their families, employees, agents or assigns. The complaint asserts causes of action for breach of fiduciary duty by officers and directors and conspiracy to manipulate the price of the common stock of the defendant. The Reddi Brake Defendants have denied the claims. In May 1999, the parties reached a tentative settlement agreement, which was presented to the Court in June 1999 and in September 1999, preliminary approval by the Superior Court as fair, reasonable and adequate to members of the settlement class. In December 2000, representatives of the named class members announced their intention to renegotiate certain provisions of the settlement. In January 2001, defendants served notice of their withdrawal from the settlement. In June 2001, the Superior Court rejected the proposed settlement, found the plaintiffs' counsel inadequate, decertified the settlement class, and ordered the class action allegations stricken from the complaint. On August 6, 2002, the California Court of Appeal rejected the plaintiffs' former counsel's appeal of the Superior Court's June 2001 order. The action currently is pending in the Superior Court and the named plaintiffs' have stated their intention to amend the complaint to re-assert class action allegations.

The parties have been negotiating a settlement agreement which remains unresolved at the report date.

Sheerin, et al., v Reddi Brake Supply Corporation, Birin and McGorrian et al.

On March 3, 1998, Allen J. Sheerin filed a lawsuit in the Los Angeles County Superior Court against the Company and specifically against two former officer's and director's of the Company. Mr. Sheerin alleges that these officers and directors misrepresented the financial status of the Company during the time that he was negotiating to buy shares in the Company which resulted in a loss to him of $2,100,000.

The parties have been negotiating a settlement agreement which remains unresolved at the report date.