Form 10QSB
period 2002-09-30
REDDI BRAKE SUPPLY CORP
filed 2002-11-19
CIK 867687

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2002

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

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS: The number of shares authorized of each of the issuer's classes of common equity: 100,000,000 shares, par value $.0001 per share

As of November 4, 2002, issuer had 84,615,220 shares of its $.0001 par value common stock outstanding

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS: Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Exchange Act subsequent to the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

Transitional Small Business Format: Yes [ ] No [ X ]

FORM 10-QSB

REDDI BRAKE SUPPLY CORPORATION

REDDI BRAKE SUPPLY CORPORATION

(Development Stage Company)

BALANCE SHEETS

September 30, 2002 and June 30, 2002

	Sept 30, 2002	Jun 30, 2002
ASSETS
CURRENT ASSETS
Cash	$ 16	$ 16
	___________	___________
Total Current Assets	$ 16	$ 16
	==========	==========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable - affiliate - Note 4	$ 30,826	$ 26,235
Accounts payable	171,026	171,026
	___________	___________
Total Current Liabilities	201,852	197,261
	___________	___________
CONTINGENT LIABILITIES - Note 6	-	-
STOCKHOLDERS' EQUITY
Preferred stock - Note 3
2,500,000 shares authorized at $0.0001 par value; 2,000,000 shares issued and outstanding	200	200
Common stock
100,000,000 shares authorized at $0.0001 par value; 84,615,220 shares issued and outstanding	8,462	8,462
Capital in excess of par value	37,260,182	37,260,182
Accumulated deficit - Note 1	(37,470,680)	(37,466,089)
	___________	___________
Total Stockholders' Deficiency	(201,836)	(197,245)
	___________	___________
	$ 16	$ 16
	==========	==========

The accompanying notes are an integral part of these financial statements.

REDDI BRAKE SUPPLY CORPORATION

(Development Stage Company)

STATEMENTS OF OPERATIONS

For the Three Months Ended September 30, 2002 and 2001 and the period

July 1, 1997 (date of inception of development stage) to September 30, 2002

	Three Months	Three Months	July 1, 1997
	Sept 30,	Sept 30,	to
	2002	2001	Sept 30, 2002
REVENUES	$ -	$ -	$ -
	___________	___________	___________
EXPENSES
Administrative	4,591	5,890	374,929
Interest	-	287,959	4,036,995
	___________	___________	___________
NET LOSS - before other gains and losses	(4,591)	(293,849)	(4,411,924)
OTHER GAINS AND LOSSES
Loss on liquidation of assets and liabilities	-	-	(25,223,711)
Gain on settlement of debt	-	-	12,416,934
	___________	___________	___________
NET LOSS	$ (4,591)	$ (293,849)	$ (17,218,701)
	==========	==========	==========
LOSS PER COMMON SHARE
Basic	$ -	$ -
Diluted	$ -	$ -
AVERAGE OUTSTANDING SHARES - stated in 1,000's
Basic	79,808	71,056
Diluted

The accompanying notes are an integral part of these financial statements.

REDDI BRAKE SUPPLY CORPORATION

(Development Stage Company)

STATEMENT OF CASH FLOWS

For the Three Months Ended September 30, 2002 and 2001 and the Period

July 1, 1997 (date of inception of development stage) to September 30, 2002

	Three Months	Three Months	July 1, 1997
	Sept 30,	Sept 30,	to Sept 30, 2002
	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (4,591)	$(293,849)	$(17,218,701)
Adjustments to reconcile net loss to net cash provided by operating activities
Changes in accounts receivables	-	-	12,756
Changes in accounts payable	4,591	5,890	315,300
Loss of assets	-	-	25,223,711
Accrued interest - convertible debt	-	287,959	4,036,995
Issuance of common stock for settlement of legal action	-	-	4,200
Issuance of preferred stock for expenses	-	-	10,000
Gain on settlement of debt	-	-	(12,416,934)
	___________	___________	___________
Net Cash Used in Operations	-	-	(32,673)
CASH FLOWS FROM INVESTING ACTIVITIES	-	-	2,034

CASH FLOWS FROM FINANCING ACTIVITIES	-	-	-
	___________	___________	___________
Net Increase (Decrease) in Cash	-	-	(30,639)
Cash at Beginning of Period	16	16	30,655
	___________	___________	___________
Cash at End of Period	$ 16	$ 16	$ 16
	==========	==========	==========

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

Income Taxes

On September 30, 2002, the Company had a net operating loss available for carry forward of $4,591. The income tax benefit of approximately $1,377 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is undeterminable since the Company has no operations. The loss carryover will expire in 2023.

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

3. PREFERRED STOCK

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

4. SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

Officers-directors and their controlled entities have acquired 2,000,000 shares of the Company's outstanding class C preferred stock with voting rights shown in note 3 and have made no interest, demand loans to the Company of $30,826.

5. GOING CONCERN

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

6. CONTINGENT LIABILITIES - CONTINUING LEGAL ACTIONS

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

ITEM 2. PLAN OF OPERATIONS

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Three Months Ended September 30, 2002 and 2001

The Company had no revenue from continuing operations for the three month periods that ended September 30, 2002 and 2001. General and administrative expenses for the three-month periods that ended September 30, 2002 and 2001 were $4,591 and $ $5,890 respectively. These expenses are attributable to the administrative, legal, professional, and accounting costs associated with the duties of a publicly reporting company. Interest expense for each of the three-months ended September 30, 2002 and 2001 was $287,959 and $0. In the fall of 2001, the company realized a gain of $12,406,351 from the settlement, conversion and payment of $6.9 million in subordinate convertible debentures. As a result of the foregoing, the Company realized a net loss of $4,591 for the three month period ended September 30, 2002, as compared to net losses of $293,849 for the same period in 2001. From inception to through September 30, 2002, the company recorded a net loss of $17,218,701.

Liquidity and Capital Resources

At September 30, 2002, the Company had a working capital deficit of $197,245, as compared to a working capital deficit of $12,231,676 at September 30, 2001. This increase in the working capital deficit is primarily attributable to unpaid interest expense for the three months ended September 30, 2001, that accrued on $6.9 million in subordinate convertible debentures. In November 2001, the Company completed negotiations with the debenture holders to settle the debt. On January 12, 2001, the Board of Directors increased the Company's authorized common stock from 75,000,000 shares, par value $0.0001, to 100,000,000 shares, par value $0.0001, for the purpose of settling such debt.

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

ITEM 3. CONTROLS AND PROCEDURES

Within the 90-day period prior to the date of this report, we evaluated the effectiveness and operation of our disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective.

There have been no significant changes in internal controls or other factors that could significantly affect internal controls subsequent to the date we carried out our evaluation.

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

None

Exhibits and Reports on Form 8-K Reports on Form 8-K:

None

Exhibits: None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REDDI BRAKE SUPPLY CORPORATION

Date: November 19,2002 By: /s/ John Chymboryk

John Chymboryk, President

Date: November 19, 2002 By: /s/ Kip Eardley

Kip Eardley, Treasurer

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Reddi Brake Supply Corporation (the "Company") on Form 10-QSB for the period ended September 30, 2002 as filed with the Securities and Exchange Commission on the Date hereof (the "Report"), the undersigned certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Date: November 19, 2002 By: /s/ John Chymboryk

John Chymboryk

Chief Executive Officer

Date: November 19, 2002 By: /s/ Kip Eardley

Kip Eardley

Chief Financial Officer