Form 10QSB
period 2002-12-31
REDDI BRAKE SUPPLY CORP
filed 2003-02-18
CIK 867687

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended December 31, 2002

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

FORM 10-QSB

REDDI BRAKE SUPPLY CORPORATION

INDEX

Page
PART I. Financial Information	3
Unaudited Balance Sheets - December 31, 2002 and June 30, 2002	3
Unaudited Statement of Operations for the Three Months Ended December 31, 2002 and 2001 and the period July 1, 1997 (date of inception of development stage) to December 31, 2002	4
Unaudited Statement of Cash Flows for the Three Months Ended December 31, 2002 and 2001 and the period July 1, 1997 (date of inception of development stage) to December 31, 2002	5
Notes to Financial Statements	6
Management's Discussion and Analysis of Financial Condition or Plan of Operation	10
Controls and Procedures	11
PART II. Other Information	12
Signatures and Certifications	13

REDDI BRAKE SUPPLY CORPORATION

(Development Stage Company)

BALANCE SHEETS

December 31, 2002 and June 30, 2002

	Dec 31, 2002	Jun 30, 2002
ASSETS
CURRENT ASSETS
Cash	$ 16	$ 16
	_____________	_____________
Total Current Assets	$ 16	$ 16
	============	============
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable - affiliate - Note 4	$ 34,875	$ 26,235
Accounts payable	171,026	171,026
	_____________	_____________
Total Current Liabilities	205,901	197,261
	_____________	_____________
CONTINGENT LIABILITIES - Note 6	-	-
STOCKHOLDERS' EQUITY
Preferred stock - Note 3
2,500,000 shares authorized at $0.0001 par value; 2,000,000 shares issued and outstanding	200	200
Common stock
100,000,000 shares authorized at $0.0001 par value; 84,615,220 shares issued and outstanding	8,462	8,462
Capital in excess of par value	37,260,182	37,260,182
Accumulated deficit - Note 1	(37,474,729)	(37,466,089)
	_____________	_____________
Total Stockholders' Deficiency	(205,885)	(197,245)
	_____________	_____________
	$ 16	$ 16
	============	============

The accompanying notes are an integral part of these financial statements.

REDDI BRAKE SUPPLY CORPORATION

(Development Stage Company)

STATEMENT OF OPERATIONS

For the Three and Six Months Ended December 31, 2002 and 2001 and the period

July 1, 1997 (date of inception of development stage) to December 31, 2002

	Three Months		Six Months		July 1, 1997
	Dec 31,	Dec 31,	Dec 31,	Dec 31,	to
	2002	2001	2002	2001	Dec 31, 2002
REVENUES	$ -	$ -	$ -	$ -	$ -
	_____________	_____________	_____________	_____________	_____________
EXPENSES
Administrative	4,049	6,682	8,640	12,572	378,978
Interest	-	-	-	287,959	4,036,995
	_____________	_____________	_____________	_____________	_____________
NET LOSS - before other gains and losses	(4,049)	(6,682)	(8,640)	(300,531)	(4,415,973)
	_____________	_____________	_____________	_____________	_____________
OTHER GAINS AND LOSSES
Loss on liquidation of assets and liabilities	-	-	-	-	(25,223,711)
Gain on settlement of debt	-	12,406,351	-	12,406,351	12,416,934
	_____________	_____________	_____________	_____________	_____________
NET GAIN (LOSS)	$ (4,049)	$ 12,399,669	$ (8,640)	$ 12,105,820	$ (17,222,750)
	============	============	============	===========	============
GAIN (LOSS) PER COMMON SHARE
Basic	$ -	$ .016	$ -	$ .016
	========	========	========	========
Diluted	$ -	$ .015	$ -	$ .015
	========	========	========	========
AVERAGE OUTSTANDING SHARES - stated in 1,000's
Basic	84,615	79,700	84,615	77,000
	========	=========	========	========
Diluted	86,615	81,700	86,615	79,000
	========	=========	========	========

The accompanying notes are an integral part of these financial statements.

REDDI BRAKE SUPPLY CORPORATION

(Development Stage Company)

STATEMENT OF CASH FLOWS

For the Six Months Ended December 31, 2002 and 2001 and the Period

July 1, 1997 (date of inception of development stage) to December 31, 2002

	Six Months
	Dec 31,	Dec 31,	July 1, 1997
	2002	2001	to Dec 31, 2002
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (8,640)	$12,105,820	$(17,222,750)
Adjustments to reconcile net loss to net cash provided by operating activities
Changes in accounts receivables	-	-	12,756
Changes in accounts payable	8,640	17,512	319,349
Loss of assets	-	-	25,223,711
Accrued interest - convertible debt	-	287,959	4,036,995
Issuance of common stock for settlement of legal action	-	-	4,200
Issuance of preferred stock for expenses	-	-	10,000
Gain on settlement of debt	-	(12,406,351)	(12,416,934)
	_____________	_____________	_____________
Net Cash Used in Operations	-	5,000	(32,673)
CASH FLOWS FROM INVESTING ACTIVITIES
Net from sale of securities	-	-	2,034
CASH FLOWS FROM FINANCING ACTIVITIES
Payment of debt	-	(5,000)	-
	_____________	_____________	_____________
Net Increase (Decrease) in Cash	-	-	(30,639)
Cash at Beginning of Period	16	16	30,655
	_____________	_____________	_____________
Cash at End of Period	$ 16	$ 16	$ 16
	============	===========	============

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

Income Taxes

On December 31, 2002, the Company had a net operating loss available for carry forward of $8,640. The income tax benefit of approximately $2,592 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is undeterminable since the Company has no operations. The loss carryover will expire in 2023.

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

3. PREFERRED STOCK

On June 14, 2000 the Company issued 2,000,000 class C preferred shares, to related parties, as reimbursement for expenses paid for the Company. The terms of the class C preferred shares carry voting rights of 50 votes for each share, and conversion rights of one share of preferred C for one share of common, at the option of the stockholder. The conversion rights have not been exercised.

4. SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

Officers-directors and their controlled entities have acquired 2,000,000 shares of the Company's outstanding class C preferred stock with voting rights shown in note 3 and have made no interest, demand loans to the Company of $34,875.

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

The parties have been negotiating a settlement agreement which remains unresolved.

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

The parties have been negotiating a settlement agreement which remains unresolved.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Three and Six Months Ended December 31, 2001 and 2000

The Company had no revenue from continuing operations for the three and six month periods ending December 31, 2002 and 2001.

General and administrative expenses for the three-month periods ending December 31, 2002 and 2001 were $4,049 and $6,682 respectively. General and administrative expenses for the six-month periods ending December 31, 2002 and 2001 were $8,640 and $12,572 respectively. These expenses are attributable to the administrative, legal, professional, and accounting costs associated with the duties of a publicly reporting company. Interest expense for each of the three-months ended December 31, 2002 and 2001 was $0.00 and $0.00. Interest expense for each of the six-months ended December 31, 2002 and 2001 was $0.00 and $287,959. The Company realized a net loss of $4,049 for the three month period ended December 31, 2002, as compared to net gain of $12,399,669 for the same period in 2001, and net loss of $8,640 for the six month period ended December 31, 2002, as compared to net gain of $12,105,820 for the same period in 2001. The differences in loss and gain in 2002 and 2001 were a result of the settlement and cancellation approximately $6.9 million in subordinated debt. From inception to through December 31, 2002, the company recorded a net loss of $17,222,750.

Liquidity and Capital Resources

At December 31, 2002, the Company had a working capital deficit of $205,875, as compared to a working capital deficit of $197,245 at December 31, 2001.

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

REDDI BRAKE SUPPLY CORPORATION

Date: February 18, 2003 By: /s/ John Chymboryk

John Chymboryk, President

Date: February 18, 2003 By: /s/ Kip Eardley

Kip Eardley, Treasurer

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, John Chymboryk, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Reddi Brake Supply Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 18, 2003 By: /s/ John Chymboryk

John Chymboryk , Chief Executive Officer

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Kip Eardley, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Reddi Brake Supply Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 18, 2003 By: /s/ Kip Eardley

Kip Eardley, Chief Financial Officer