Form 10QSB
period 2003-03-31
REDDI BRAKE SUPPLY CORP
filed 2003-05-21
CIK 867687

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2003

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

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS: The number of shares authorized of each of the issuer's classes of common equity: 100,000,000 shares, par value $.0001 per share

As of May 20, 2003, issuer had 84,615,220 shares of its $.0001 par value common stock outstanding

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS: Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Exchange Act subsequent to the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

Transitional Small Business Format: Yes [ ] No [ X ]

PART I: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

FORM 10-QSB

REDDI BRAKE SUPPLY CORPORATION

INDEX

Page
PART I. Financial Information	3
Unaudited Balance Sheets - March 31, 2003 and June 30, 2002	3
Unaudited Statement of Operations for the Three and Nine Months Ended March 31, 2003 and 2002 and the period July 1, 1997 (date of inception of development stage) to March 31, 2003	4
Unaudited Statement of Cash Flows for the Nine Months Ended March 31, 2003 and 2002 and the period July 1, 1997 (date of inception of development stage) to March 31, 2003	5
Notes to Financial Statements	6
Management's Discussion and Analysis of Financial Condition or Plan of Operation	10
Controls and Procedures	11
PART II. Other Information	12
Signatures and Certifications	13

REDDI BRAKE SUPPLY CORPORATION

(Development Stage Company)

BALANCE SHEETS

March 31, 2003 and June 30, 2002

	Mar 31, 2003	Jun 30, 2002
ASSETS
CURRENT ASSETS
Cash	$ 16	$ 16
	_____________	_____________
Total Current Assets	$ 16	$ 16
	============	============
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable - affiliate - Note 4	$ 39,207	$ 26,235
Accounts payable	171,026	171,026
	_____________	_____________
Total Current Liabilities	210,233	197,261
	_____________	_____________
CONTINGENT LIABILITIES -Note 6	-	-
STOCKHOLDERS' EQUITY
Preferred stock - Note 3
2,500,000 shares authorized at $0.0001 par value; 2,000,000 shares issued and outstanding	200	200
Common stock
100,000,000 shares authorized at $0.0001 par value; 84,615,220 shares issued and outstanding	8,462	8,462
Capital in excess of par value	37,260,182	37,260,182
Accumulated deficit - Note 1	(37,479,061)	(37,466,089)
	_____________	_____________
Total Stockholders' Deficiency	(210,217)	(197,245)
	_____________	_____________
	$ 16	$ 16
	============	============

The accompanying notes are an integral part of these financial statements.

REDDI BRAKE SUPPLY CORPORATION

(Development Stage Company)

STATEMENT OF OPERATIONS

For the Three and Nine Months Ended March 31, 2003 and 2002 and the period

July 1, 1997 (date of inception of development stage) to March 31, 2003

	Three Months		Nine Months		July 1, 1997
	Mar 31,	Mar 31,	Mar 31,	Mar 31,	to
	2003	2002	2003	2002	Mar 31, 2003
REVENUES	$ -	$ -	$ -	$ -	$ -
	_____________	_____________	_____________	_____________	_____________
EXPENSES
Administrative	4,332	2,097	12,972	14,669	383,310
Interest	-	-	-	287,959	4,036,995
	_____________	_____________	_____________	_____________	_____________
NET LOSS -before other gains and losses	(4,332)	(2,097)	(12,972)	(302,628)	(4,420,305)

OTHER GAINS AND LOSSES
Loss on liquidation of assets and liabilities	-	968	-	968	(25,223,711)
Gain on settlement of debt	-	-	-	12,406,351	12,416,934
	_____________	_____________	_____________	_____________	_____________
NET GAIN (LOSS)	$ (4,332)	$ (1,129)	$ (12,972)	$ 12,104,691	$ (17,227,082)
	============	============	============	===========	============
GAIN (LOSS) PER COMMON SHARE
Basic	$ -	$ -	$ -	$ .16
	========	========	========	========
Diluted	$ -	$ -	$ -	$ .15
	========	========	========	========
AVERAGE OUTSTANDING SHARES - stated in 1,000's
Basic	84,615	79,700	84,615	77,000
	========	=========	========	========
Diluted	86,615	81,700	86,615	79,000
	========	=========	========	========

The accompanying notes are an integral part of these financial statements.

REDDI BRAKE SUPPLY CORPORATION

(Development Stage Company)

STATEMENT OF CASH FLOWS

For the Nine Months Ended March 31, 2003 and 2002 and the Period

July 1, 1997 (date of inception of development stage) to March 31, 2003

	Nine Months
	Mar 31,	Mar 31,	July 1, 1997
	2003	2002	to Mar 31, 2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (12,972)	$12,104,691	$(17,227,082)
Adjustments to reconcile net loss to net cash provided by operating activities
Changes in accounts receivables	-	-	12,756
Changes in accounts payable	12,972	14,669	323,681
Loss of assets	-	-	25,223,711
Accrued interest - convertible debt	-	287,959	4,036,995
Issuance of common stock for settlement of legal action	-	-	4,200
Issuance of preferred stock for expenses	-	-	10,000
Gain on settlement of debt	-	(12,406,351)	(12,416,934)
Net gain from sale of securities	-	(968)	-
	_____________	_____________	_____________
Net Cash Used in Operations	-	-	(32,673)
CASH FLOWS FROM INVESTING ACTIVITIES
Net from sale of securities	-	-	2,034
CASH FLOWS FROM FINANCING ACTIVITIES
Payment of debt	-	-	-
	_____________	_____________	_____________
Net Increase (Decrease) in Cash	-	-	(30,639)
Cash at Beginning of Period	16	16	30,655
	_____________	_____________	_____________
Cash at End of Period	$ 16	$ 16	$ 16
	============	===========	============

The accompanying notes are an integral part of these financial statements.

REDDI BRAKE SUPPLY CORPORATION

NOTES TO FINANCIAL STATEMENTS

March 31, 2003

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

Income Taxes

On March 31, 2003, the Company had a net operating loss available for carry forward of $12,972. The income tax benefit of approximately $3,892 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is undeterminable since the Company has no operations. The loss carryover will expire in 2023.

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

March 31, 2003

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

5. GOING CONCERN

The Company does not have the necessary working capital to service its debt and for its planned activity which raises substantial doubt about its ability to continue as a going concern.

Continuation of the Company as a going concern is dependent upon obtaining additional working capital and the management of the Company has developed a strategy, which it believes will accomplish this objective through additional contributions to capital by related parties, settlement of its debt, additional equity funding, and long term debt which will enable the Company to conduct operations for the coming year.

REDDI BRAKE SUPPLY CORPORATION

NOTES TO FINANCIAL STATEMENTS (Continued)

March 31, 2003

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Three and Nine Months Ended March 31, 2003 and 2002

The Company had no revenue from continuing operations for the three and nine month periods ending March 31, 2003 and 2002.

General and administrative expenses for the three-month periods ending March 31, 2003 and 2002 were $4,332 and $2,097 respectively. General and administrative expenses for the nine-month periods ending March 31, 2003 and 2002 were $12,972 and $14,669 respectively. These expenses are attributable to the administrative, legal, professional, and accounting costs associated with the duties of a publicly reporting company. Interest expense for each of the three-months ended March 31, 2003 and 2002 was $0.00 and $0.00. Interest expense for each of the nine-months ended March 31, 2003 and 2002 was $0.00 and $287,959. The Company realized a net loss of $4,332 for the three month period ended March 31, 2003, as compared to net losses of $1,129 for the same period in 2002. In the fall of 2001, the company realized a gain of $12,406,351 from the settlement, conversion and payment of $6.9 million in subordinate convertible debentures. As a result of the foregoing, the Company realized a net profit of $12,104,691 for the nine-month period ended March 31, 2002, as compared to net losses of $12,972 for the same period in 2003. From inception to through March 31, 2003, the company recorded a net loss of $17,227,082.

Liquidity and Capital Resources

At March 31, 2003, the Company had a working capital deficit of $210,217, as compared to a working capital deficit of $197,245 at June 30, 2002. This decrease in the deficit is attributable to the gain of$12,406,351 realized from the settlement, conversion and payment of $6.9 million in subordinate convertible debentures. On January 12, 2001, the Board of Directors increased the Company's authorized common stock from 75,000,000 shares, par value $0.0001, to 100,000,000 shares, par value $0.0001, for the purpose of settling such debt.

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

ITEM 3: CONTROLS AND PROCEDURES

Based on their evaluation of the Company's disclosure controls and procedures as of a date within 90 days of the filing of this Report, the Chairman and Chief Executive Officer have concluded that such controls and procedures are effective.

There were no significant changes in the Company's internal controls or in other factors that could significantly affect such controls subsequent to the date of evaluation.

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

REDDI BRAKE SUPPLY CORPORATION

Date: May 19, 2003 By: /s/ John Chymboryk

John Chymboryk, President

Date: May 19, 2003 By: /s/ Kip Eardley

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

Date: May 19, 2003 By: /s/ John Chymboryk

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

Date: May 19, 2003 By: /s/ Kip Eardley

Kip Eardley, Chief Financial Officer