Form 10KSB
period 2003-06-30
REDDI BRAKE SUPPLY CORP
filed 2003-10-08
CIK 867687

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

 Annual Report Pursuant to Section 13 or 15(d) of

the Securities Exchange Act of 1934

(Mark One)

[ X ] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended June 30, 2003

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

#

The aggregate market value of the issuer's Common Stock held as of October 6, 2003 by non-affiliates of the issuer was $77,317.

As of October 6, 2003, issuer had 84,615,220 shares of its $.0001 par value common stock outstanding.

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

ITEM 3. LEGAL PROCEEDINGS.

McCormick, et al., v. Reddi Brake Supply Corp., et al, L.A.S.C. Case No. BC 180840. On November 6, 1997, a class action lawsuit was filed in the Los Angeles Superior Court on behalf of all persons or entities who bought common stock of the defendant prior to March 23, 1996, and/or who bought or sold any shares thereafter until August 13, 1996, excluding defendants, their families, employees, agents or assigns.  The complaint asserts causes of action for breach of fiduciary duty by officers and directors and conspiracy to manipulate the price of the common stock of the defendant.  The Reddi Brake Defendants have denied the claims.  In May 1999, the parties reached a tentative settlement agreement, which was presented to the Court in June 1999 and in September 1999, and received preliminary approval by the Superior Court as fair, reasonable and adequate to members of the settlement class.  In December 2000, representatives of the named class members announced their intention to renegotiate certain provisions of the settlement.  In January 2001, defendants served notice of their withdrawal from the settlement. In June 2001, the Superior Court rejected the proposed settlement, found the plaintiffs= counsel inadequate, decertified the settlement class, and ordered the class action allegations stricken from the complaint.  In July 2001, the named plaintiffs obtained new counsel and, in March 2002, the parties entered into a new tentative settlement agreement, which was preliminarily approved by the Superior Court as a fair, reasonable, and adequate to members of the settlement class in June 2003.  The parties= have requested that the Superior Court enter an order of final approval of the settlement.  Until the Superior Court=s final approval of the settlement is entered, Defendants, including Reddi Brake, have the right to withdraw from the settlement upon the occurrence of events specified in the tentative settlement agreement, which is on file with the Superior Court.

Sheerin v. McCorrian, Birin and Reddi Brake Supply Corporation, L.A.S.C. Case No. BC 186930. On March 3, 1998, Allen J. Sheerin filed a lawsuit in the Los Angeles County Superior Court against the Company and specifically against two former officer=s and director=s of the Company.  Mr. Sheerin alleges that these officers and directors misrepresented the financial status of the Company during the time that he was negotiating  to buy shares in the Company  which resulted in a loss to him of $2,100,000.

The parties have been negotiating a settlement agreement which remains unresolved  at the report date.

Management and counsel believe that any successful claims, including the legal expense in defense of the claims, will be paid by the insurance company.  The insurance company has paid a substantial part of the legal expense, as shown in the Company=s financials under settlement of debt income, and the balance of the unpaid amounts are shown in the accounts payable of the financials, in the amount of $58,387.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS.

None

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS.

The Company's common stock is listed on the Over the Counter Bulletin Board ("OTCBB"), under the symbol "REDI". As of October 6, 2003 the Company had 84,615,220 shares of common stock issued and outstanding, and 2,000,000 shares of preferred stock issued and outstanding.

The following quotations, as provided by the National Quotation Bureau, represent prices between dealers and do not include retail markup, markdown or commission. In addition, these quotations do not represent actual transactions.

CLOSING BID CLOSING ASK

2001	HIGH	LOW	HIGH	LOW
First Quarter	.01	.005	.015	.008
Second Quarter	.008	.004	.01	.005
Third Quarter	.005	.003	.008	.003
Fourth Quarter	.004	.001	.006	.001
2002
First Quarter	.006	.001	.008	.001
Second Quarter	.013	.002	.014	.002
Third Quarter	.004	.001	.005	.001
Fourth Quarter	.003	.001	.004	.001
2003
First Quarter	.003	.001	.004	.001
Second Quarter	.003	.001	.004	.001

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

None

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

As of the fiscal year end June 30, 2003 the Company's total current assets are $0 in cash. The Company has current liabilities in the amount of $95,048, which includes $36,661 in demand notes for sums lent to the Company by its directors, and $58,387 for amounts related to litigation that the Company is in the process of settling.

The Company did not generate any revenue from operations during fiscal years 2003 and 2002. The Company has no material commitments for capital expenditures for the next twelve months.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

The certified accountants for the Company has changed its name from Andersen, Andersen & Strong, LLC  to Sellers & Andersen, LLC.

The Company has had no disagreements with its certified public accountants with respect to accounting practices or procedures of financial disclosure.

ITEM 8A. CONTROLS AND PROCEDURES

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

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The following tables sets forth as of June 30, 2003, the name, age, and position of each executive officer and director and the term of office of each director of the Company.

Name	Age	Position	Director or Officer Since
John Chymboryk	49	President and Director	February 2000
Kip Eardley	44	Secretary/Treasurer and Director	February 2000

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth as of October 6, 2003, the name and the number of shares of the Company's voting stock, consisting of Common Stock, par value. $.0001, one vote per share and Class C Preferred stock with voting rights of 50 votes per share (hereinafter collectively referred to as the "Voting Stock") held of record, or was known by the Company to own beneficially, more than 5% of the Company's issued and outstanding Voting Stock; plus, the name and shareholdings of each director and of all officers and directors as a group.

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

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

Reports on Form 8-K

None

Exhibits

  Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-B.

Exhibit No.	SEC Ref. No.	Title of Document	Location
1	(3)(i)	Articles of Incorporation	See Note (1)
2	(3)(i)	Articles of Amendment to the Articles of Incorporation	See Note (1)
3	(3)(i)	Articles of Amendment to the Articles of Incorporation	See Note (1)
4	(3)(i)	Articles of Amendment to the Articles of Incorporation	See Note (1)
5	(3)(i)	Articles of Amendment to the Articles of Incorporation	See Note (1)
6	(3)(i)	Articles of Amendment to the Articles of Incorporation	See Note (1)
7	(3)(ii)	By Laws	See Note (1)
8	(4)	Certificate of Designation for Preferred Class C Stock	See Note (2)
9	(4)	Certificate of Amendment to Preferred Class B Stock	See Note (3)
10	(10)	Asset Purchase Agreement	See Note (1)
11	(10)	Lease Agreement	See Note (1)
12	(27)	Financial Data Schedule	See Note (1)
13	(99)	Order Confirming Plan of Reorganization	See Note (1)
14a	(31.1)	CEO Certification under Section 302 of the Sarbanes-Oxley Act of 2002	Attached
14b	(31.2)	CFO Certification under Section 302 of the Sarbanes-Oxley Act of 2002	Attached
15a	(32.1)	CEO Certification under Section 906 of the Sarbanes-Oxley Act of 2002	Attached
15b	(32.2)	CFO Certification under Section 906 of the Sarbanes-Oxley Act of 2002	Attached

Note (1) - Filed as an Exhibit on Form 10-KSB for the fiscal year ended June 30, 1999 and filed March 20, 2000, is incorporated herein by reference.

Note (2) - Filed as an Exhibit on Form 8-K, which was filed on June 23, 2000, and is incorporated herein by reference

Note (3) B Filed as an Exhibit on Form 10-KSB for the fiscal year ended June 30, 2001, and filed October 1, 2001, is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

(1) Audit Fees.

The Company was billed the following amounts for its fiscal years 2002 and 2003, for professional services rendered by its principal accountant for the audits of the Company=s annual financial statements and for reviews of the Company=s quarterly financial statements:

2002:

$ 5,480

2003:

$ 1,695

(2) Audit-Related Fees.

The Company was billed the following amounts for its fiscal years 2002 and 2003, for assurance and related services by the Company=s principal accountant that are reasonably related to the performance of the audits or reviews of the Company=s financial statements not otherwise reported under Item 14(1), above:

2002:

$ 0

2003:

$ 0

(3) Tax Fees.

The Company was billed the following amounts for its fiscal years 2002 and 2003, for professional services rendered by its principal accountant for tax compliance, tax advice, and tax planning:

2002:

$ 0

2003:

$ 0

(4) All Other Fees.

The Company was billed the following amounts for its fiscal years 2002 and 2003, for professional services rendered by its principal accountant for all other fees not otherwise reported under Item 14(1), (2) or (3), above

(5) Audit Committee Policies and Procedures.

Not applicable

(6) If greater than 50 percent, disclose the percentage of hours expended on the principal accountant=s engagement to audit the registrant=s financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant=s full-time, permanent employees.

Not applicable

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

                                                               REDDI BRAKE SUPPLY CORPORATION

Date: October 6, 2003                               By: /s/ John Chymboryk

                                                                  John Chymboryk, President and Director

Date: October 6, 2003                               By: /s/ Kip Eardley

                                                                  Kip Eardley, Secretary, Treasurer and Director

Financial Statements

June 30, 2003

SELLERS & ANDERSEN, L.L.C.                                              941 East 3300 South, Suite 202

Certified Public Accountants and Business Consultants                     Salt Lake City, Utah 84106

Member SEC Practice Section of the AICPA

                                                              Telephone 801 486-0096

           Fax 801 486-0098

Board of Directors

Reddi Brake Supply Corporation

Salt Lake City, Utah

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

We have audited the accompanying balance sheet of Reddi Brake Supply Corporation (development stage company)  at June  30, 2003   and the related statements of operations, stockholders' equity, and cash flows for the years ended June 30, 2003 and 2002 and for the period July 1, 1997 (date of inception of development stage) to June 30, 2003.  These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Reddi Brake Supply Corporation  at June 30, 2003  and the results of  operations, and  cash flows for the years ended June 30, 2003 and 2002 and the period July 1, 1997 to June 30, 2003 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company  does not have the necessary working capital to   service its debt and for its  planned activity ,  which  raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in the notes to the financial statements. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Salt Lake City, Utah

September 29, 2003                                         s/Sellers & Andersen L.L.C.

REDDI  BRAKE  SUPPLY  CORPORATION

(Development Stage Company)

BALANCE SHEET

   June 30, 2003

ASSETS

CURRENT ASSETS

Cash

$      -

Total Current Assets

$     -

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

    Accounts payable - related party

$   36,661

    Accounts payable - note 8

      58,387

 Total Current Liabilities

95,048

CONTINGENT LIABILITIES - Note 8

       -

STOCKHOLDERS' DEFICIENCY

    Preferred stock - Note 4

       2,500,000 shares authorized at $0.0001 par value;

       2,000,000 shares issued and outstanding

200

Common stock

       100,000,000 shares authorized  at $0.0001 par value;

       84,615,220 shares issued and outstanding

8,462

Capital in excess of par value

 37,260,182

    Accumulated deficit

(37,363,892)

 Total Stockholders'  Deficiency

 (95,048)

$       -

                   The accompanying notes are an integral part of these financial statements.

REDDI  BRAKE  SUPPLY  CORPORATION

(Development Stage Company)

STATEMENTS OF OPERATIONS

For the  Years Ended June 30, 2003 and 2002 and the period

  July 1, 1997 (date of inception of development stage) to June 30, 2003

July 1, 1997

 June 30,

June 30,

to

  2003

  2002

 June 30, 2003

REVENUES

$            -

  $             -

$              -

EXPENSES

   Administrative

10,442

128,937

380,780

   Interest

        -

287,959

4,036,995

NET OPERATING  LOSS - before other income (losses)

(10,442)

(416,896)

(4,417,775)

OTHER INCOME (LOSSES)

    Loss on liquidation of assets and liabilities

-

-

(25,223,711)

Gain on payment and settlement of debt - Notes 3, 5, & 8

 112,639

 12,416,934

 12,529,573

NET INCOME (LOSS)

 $ 102,197

 $ 12,000,038

$ (17,111,913)

NET LOSS PER COMMON

SHARE

Basic

$    -

$   .17

    Diluted

$    -

$   .16

AVERAGE  OUTSTANDING

    SHARES - (stated in 1,000,s)

     Basic

79,808

71,055

     Diluted

86,808

73,055

The accompanying notes are an integral part of these financial statements.

REDDI  BRAKE  SUPPLY  CORPORATION

(Development Stage Company)

STATEMENT OF CHANGES  IN STOCK HOLDERS' EQUITY

Period July 1, 1997 (date of inception of development stage)  to June 30, 2003

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

Balance June 30, 2002

2,000,000

       200

     84,615,220

       8,462

37,260,182

(37,466,089)

Net profit for the year

 ended June 30, 2003

            -

          -

                    -

             -

              -

102,197

Balance June 30, 2003

2,000,000

    $ 200

     84,615,220

     $8,462

$ 37,260,182  $(37,363,892)

The accompanying notes are an integral part of these financial statements.

REDDI  BRAKE  SUPPLY  CORPORATION

(Development Stage Company)

STATEMENT OF CASH FLOWS

For the Years Ended June 30, 2003 and 2002 and the Period

 July 1, 1997 (date of inception of development stage) to June 30, 2003

June 30,

June 30,

July 1, 1997

  2003

  2002

 to June 30, 2002

CASH FLOWS FROM

OPERATING ACTIVITIES

Net profit (loss)

$ 102,197

$12,000,038

$(17,111,913)

Adjustments to reconcile net loss to

net cash provided by operating

activities

           Changes in available-for-sale securities

-

2,034

2,034

           Changes in accounts receivable

-                      -

12,756

           Changes in accounts payable

10,426

126,903

321,135

           Loss of assets

-

  -

            25,223,711

           Accrued interest - convertible debt

-

       287,959

4,036,995

           Issuance common stock for settlement of legal action

-

-

4,200

  Issuance of preferred stock for expenses

-

-

10,000

           Issuance of common stock for payment and settlement of debt

-

(12,416,934)

(12,416,934)

           Settlement of debt

(112,639)

-

(112,639)

   Net Cash Used in Operations

 (16)

        -

 (30,655)

CASH FLOWS FROM INVESTING

ACTIVITIES

     -

      -

         _   -

CASH FLOWS FROM FINANCING

ACTIVITIES

     -

          -

        -

Net Increase (Decrease) in Cash

   (16)

  -

(30,655)

Cash at Beginning of Period

   16

    16

  30,655

Cash at End of Period

 $    -

$   16

$     -

NON CASH FLOWS FROM OPERATING ACTIVITIES

Issuance of 1,000,000 shares common stock for expenses - 1999

$   4,200

Issuance of 2,000,000 shares class C preferred stock for expenses - 2000

 10,000

Issuance of  9,615,220 shares common stock for payment and settlement of debt -2001

38,461

Settlement of debt - 2003

112,639

The accompanying notes are an integral part of these financial statements.

REDDI  BRAKE  SUPPLY  CORPORATION

NOTES TO FINANCIAL STATEMENTS

June 30, 2003

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

Income Taxes

The Company utilizes the liability method of accounting for income taxes.  Under the liability method deferred tax assets and liabilities are determined based on the differences between financial reporting and the tax bases of the assets and liabilities and are measured using the enacted tax rates and laws that will be in effect, when the differences are expected to reverse.  An allowance against deferred tax assets is recognized, when it is more likely than not, that such tax benefits will not be realized. On June 30, 2003 the Company did not have a  net operating loss available for carry forward.

Financial Instruments

The carrying amounts of financial instruments, including  accounts payable,  are considered by management to be their estimated fair values.

REDDI  BRAKE  SUPPLY  CORPORATION

NOTES TO FINANCIAL STATEMENTS (Continued)

June 30, 2003

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Concentration of Credit Risk

There  are  no financial  instruments that potentially subject the Company to significant concentration  of credit risks.

Revenue Recognition

Revenue is recognized on the sale and delivery of a product or the completion of  services provided.

Statement of Cash Flows

For the purposes of the statement of cash flows, the Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents.

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

REDDI  BRAKE  SUPPLY  CORPORATION

NOTES TO FINANCIAL STATEMENTS (Continued)

June 30, 2003

3.  SUBORDINATED  CONVERTIBLE  DEBT

On February 9, 1995, the Company completed a private placement  of 9% adjustable convertible subordinated debentures due 2005  in the   amount of $6.9 million. Interest on the unpaid principal is payable quarterly.  The Company may call the Debentures after January 17, 1998.  The debentures are subordinated to all of the obligations due to the Company=s  bank and suppliers and are convertible into shares of the Company=s common stock, at the option of the holders, at a conversion price of $6.27 per share.  The conversion price  is also subject to the antidilution adjustments.

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

REDDI  BRAKE  SUPPLY  CORPORATION

NOTES TO FINANCIAL STATEMENTS (Continued)

June 30, 2003

5.  COMMON CAPITAL STOCK

During October 2001 the Company issued 9,615,220 shares as payment and settlement of the outstanding subordinated convertible debt outlined in note 3.

6.  SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

Officers-directors and their controlled entities  have acquired  2,000,000 shares  of the Company=s outstanding convertible class C preferred stock with voting rights shown in note 4 and have made  no interest, demand loans to the Company of $36,661.

7.  GOING CONCERN

The Company  does not have the necessary working capital to  service its debt and for its  planned activity,

which raises substantial doubt about its ability to continue as a going concern.

Continuation of the Company  as a going concern is dependent upon obtaining additional working capital and the management of the Company has developed a strategy, which it believes will accomplish this objective through settlement of its debt, additional loans from related parties, and  equity funding  which will enable the Company to conduct operations for the coming year.

8.  CONTINGENT LIABILITIES - CONTINUING LEGAL ACTIONS

McCormick, et al., v. Reddi Brake Supply Corporation., et al.

On November 6, 1997, a class action lawsuit was filed in the Los Angeles Superior Court on behalf of all persons or entities who bought common stock of the defendant prior to March 23, 1996, and/or who bought or sold any shares thereafter until August 13, 1996, excluding defendants, their families, employees, agents or assigns.  The complaint asserts causes of action for breach of fiduciary duty by officers and directors and conspiracy to manipulate the price of the common stock of the defendant.  The Reddi Brake Defendants have denied the claims.  In May 1999, the parties reached a tentative settlement agreement, which was presented to the Court in June 1999 and in September 1999, and received preliminary approval by the Superior Court as fair, reasonable and adequate to members of the settlement class.  In December 2000, representatives of the named class members announced their intention to renegotiate certain provisions of the settlement.  In January 2001, defendants served notice of their withdrawal from the settlement. In June 2001, the Superior Court rejected the proposed settlement, found the plaintiffs= counsel inadequate, decertified the settlement class, and ordered the class action allegations stricken from the complaint.  In July 2001, the named plaintiffs obtained new counsel and, in March 2002, the parties entered into a new tentative settlement agreement, which was preliminarily approved by the Superior Court as a fair, reasonable, and adequate to members of the settlement class in June 2003.  The parties= have requested that the Superior Court enter an order of final approval of the settlement.  Until the Superior Court=s final approval of the settlement is entered, Defendants, including Reddi Brake, have the right to withdraw from the settlement upon the occurrence of events specified in the tentative settlement agreement, which is on file with the Superior Court.

REDDI  BRAKE  SUPPLY  CORPORATION

NOTES TO FINANCIAL STATEMENTS (Continued)

June 30, 2003

8.  CONTINGENT LIABILITIES - CONTINUING LEGAL ACTIONS - continued

Sheerin, et al., v Reddi Brake Supply Corporation, Birin and McGorrian et al.

On March 3, 1998, Allen J. Sheerin filed a lawsuit in the Los Angeles County Superior Court against the Company and specifically against two former officer=s and director=s of the Company.  Mr. Sheerin alleges that these officers and directors misrepresented the financial status of the Company during the time that he was negotiating  to buy shares in the Company  which resulted in a loss to him of $2,100,000.

The parties have been negotiating a settlement agreement which remains unresolved  at the report date.

Management, with council, believe that any successful claims, including the legal expense in defense of the claims, will be paid by the insurance company.  The insurance company has paid a substantial part of the legal expense, as shown under settlement of debt income, and the balance of the unpaid amounts are shown in the account payable in the amount of $58,387.