Form 10QSB
period 2003-09-30
REDDI BRAKE SUPPLY CORP
filed 2003-11-19
CIK 867687

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

PART I

FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

REDDI  BRAKE  SUPPLY  CORPORATION

(Development Stage Company)

BALANCE SHEETS

September 30, 2003 and June 30, 2003

Sept 30, 2003

Jun 30, 2003

ASSETS

CURRENT ASSETS

Cash

$     -

$     -

           Total Current Assets

$    -

$     -

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

    Accounts payable - affiliate

$   36,739

$    36,661

    Accounts payable

    58,387

     58,387

  Total Current Liabilities

95,126

95,048

CONTINGENT LIABILITIES - Note 8

        -

         -

STOCKHOLDERS' EQUITY

    Preferred stock

       2,500,000 shares authorized at $0.0001 par value;

       2,000,000 shares issued and outstanding

200

200

Common stock

       100,000,000 shares authorized  at $0.0001 par value;

       84,615,220 shares issued and outstanding

 8,462

8,462

Capital in excess of par value

 37,260,182

 37,260,182

    Accumulated deficit - Note 1

(37,363,970)

(37,363,892)

 Total Stockholders'  Deficiency

(95,126)

 (95,048)

$        -

$        -

                   The accompanying notes are an integral part of these financial statements.

REDDI  BRAKE  SUPPLY  CORPORATION

(Development Stage Company)

STATEMENT OF OPERATIONS

For the Three Months Ended September 30, 2003 and 2002 and the period

July 1, 1997 (date of inception of development stage) to September 30, 2003

Three Months

July 1, 1997

 Sept 30,

Sept 30,

to

  2003

  2002

 Sept 30, 2003

REVENUES

$    -

  $           -

$               -

EXPENSES

   Administrative

78

4,591

380,858

   Interest

   -

     -

4,036,995

NET  LOSS - before other gains and losses

 (78)

 (4,591)

 (4,417,853)

OTHER GAINS AND LOSSES

   Loss on liquidation of assets and liabilities

-

-

(25,223,711)

   Gain on settlement of debt

       -

          -

12,529,573

NET LOSS

$ (78)

$ (4,591)

$ (17,111,991)

LOSS PER COMMON

SHARE

Basic and diluted

$     -

$     -

AVERAGE  OUTSTANDING

    SHARES - stated in 1,000's

     Basic

79,808

79,808

     Diluted

86,808

86,808

The accompanying notes are an integral part of these financial statements.

REDDI  BRAKE  SUPPLY  CORPORATION

(Development Stage Company)

STATEMENT OF CASH FLOWS

For the Three Months Ended September 30, 2003  and 2002 and the Period

July 1, 1997 (date of inception of development stage) to September 30, 2003

Three Months

Sept 30,

Sept 30,

July 1, 1997

  2003

  2002

 to Sept 30, 2003

CASH FLOWS FROM

OPERATING ACTIVITIES

Net loss

$ (78)

$(4,591)

$(17,111,991)

Adjustments to reconcile net loss to

net cash provided by operating

activities

           Change in available-for-sale- securities

-

-

2,034

           Changes in accounts receivables

-                       -

           12,756

           Changes in accounts payable

78

4,591

351,868

           Loss of assets

-

  -

            25,223,711

           Accrued interest - convertible debt

-

       -

4,036,995

           Issuance of common stock for settlement of legal action

-

-

4,200

           Issuance of preferred stock for expenses

-

-

10,000

           Issuance of common stock for payment and settlement of debt

-

-

(12,416,934)

           Gain on settlement of debt

        -

         -

(112,639)

Net Cash Used in Operations

        -

      -

           -

CASH FLOWS FROM INVESTING

ACTIVITIES

        -

            -

         -

CASH FLOWS FROM FINANCING

ACTIVITIES

       -

               -

Net Increase (Decrease) in Cash

-

  -

-

Cash at Beginning of Period

      -

      -

       -

Cash at End of Period

 $     -

$     -

$      -

NON CASH FLOWS FROM OPERATING ACTIVITIES

Issuance of 1,000,000 shares common stock for expenses - 1999

$   4,200

Issuance of 2,000,000 shares class C preferred stock for expenses - 2000

 10,000

Issuance of  9,615,220 shares common stock for payment and settlement of debt -2001

38,461

Settlement of debt - 2003

112,639

The accompanying notes are an integral part of these financial statements.

REDDI  BRAKE  SUPPLY  CORPORATION

NOTES TO FINANCIAL STATEMENTS

September 30, 2003

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

Income Taxes

The Company utilizes the liability method of accounting for income taxes.  Under the liability method deferred tax assets and liabilities are determined based on the differences between financial reporting and the tax bases of the assets and liabilities and are measured using the enacted tax rates and laws that will be in effect, when the differences are expected to reverse.  An allowance against deferred tax assets is recognized, when it is more likely than not, that such tax benefits will not be realized. On Sepember 30, 2003 the Company did not have a  net operating loss available for carry forward.

Financial Instruments

The carrying amounts of financial instruments, including  accounts payable,  are considered by management to be their estimated fair values.

REDDI  BRAKE  SUPPLY  CORPORATION

NOTES TO FINANCIAL STATEMENTS (Continued)

September 30, 2003

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

September 30, 2003

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

4.  SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

Officers-directors and their controlled entities  have acquired  2,000,000 shares  of the Company=s outstanding convertible class C preferred stock with voting rights shown in note 3 and have made  no interest, demand loans to the Company of $36,739

5.  GOING CONCERN

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

REDDI  BRAKE  SUPPLY  CORPORATION

NOTES TO FINANCIAL STATEMENTS (Continued)

September 30, 2003

6.  CONTINGENT LIABILITIES - CONTINUING LEGAL ACTIONS - continued

McCormick, et al., v. Reddi Brake Supply Corporation., et al. - continued

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

ITEM 2.

MANAGEMENT=S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Three Months Ended September 30, 2003 and 2002

The Company had no revenue from continuing operations for the three month periods that ended September 30, 2003 and 2002. General and administrative expenses for the three-month periods that ended September 30, 2003 and 2002 were $78 and $ $4,591 respectively. These expenses are attributable to the administrative, legal, professional, and accounting costs associated with the duties of a publicly reporting company. Interest expense for each of the three-months ended September 30, 2003 and 2002 was $0 and $0.  The Company realized a net loss of $78 for the three month period ended September 30, 2003, as compared to net losses of $4,591 for the same period in 2002.  From inception to through September 30, 2003, the company recorded a net loss of $17,111,991.

Liquidity and Capital Resources

As of the quarter ended September 30, 2003 the Company's total current assets are $0 in cash. The Company has current liabilities in the amount of $95,126, which includes $36,661 in demand notes for sums lent to the Company by its directors, and $58,387 for amounts related to litigation that the Company is in the process of settling.

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

The Company has not engaged in any operations since 1998. At the present time, the Company continues to seek, investigate, and if warranted, acquire an interest in a business opportunity. The Company does not propose to restrict its search for a business opportunity to any particular industry or geographical area and may, therefore, engage in essentially any business in any industry. The Company has unrestricted discretion in seeking and participating in a business opportunity, subject to the availability of such opportunities, economic conditions and other factors.

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

The Company will generally request that it be provided with written materials regarding the business opportunity containing such items as a description of product, service and company history; management resumes; financial information; available projections with related assumptions upon which they are based; an explanation of proprietary products and services; evidence of existing patents, trademarks or service marks or rights thereto; present and proposed forms of compensation to management; a description of transactions between the prospective entity and its affiliates; relevant analysis of risks and competitive conditions; a financial plan of operation and estimated capital requirements; and other information deemed relevant

Forward-Looking Statement Notice When used in this report, the words "may," "will," "expect," "anticipate," "continue," "estimate," "project," "intend," and similar expressions are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 regarding events, conditions, and financial trends that may affect the Company's future plans of operations, business strategy, operating results, and financial position. Persons reviewing this report are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and that actual results may differ materially from those included within the forward-looking statements as a result of various factors.

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

ITEM 1.

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

ITEM 2.

CHANGES IN SECURITIES

None

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

None

ITEM 5.

OTHER INFORMATION

None

ITEM 6.

EXHIBITS AND REPORTS ON FORM 8-K

None

SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REDDI BRAKE SUPPLY CORPORATION

Date: November 18, 2003

By: /s/ John Chymboryk

John Chymboryk, President

Date: November 18, 2003

By: /s/ Kip Eardley

Kip Eardley, Treasurer