Form 10QSB
period 2003-12-31
REDDI BRAKE SUPPLY CORP
filed 2004-02-17
CIK 867687

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2003

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

Yes [ X] No [   ]

APPLICABLE ONLY TO CORPORATE ISSUERS: The number of shares authorized of each of the issuer's classes of common equity: 100,000,000 shares, par value $.0001 per share

       As of February 12, 2004, issuer had 84,615,220 shares of its $.0001 par value common stock outstanding

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

  December 31, 2003 and June 30, 2003

Dec 31, 2003

Jun 30, 2003

ASSETS

CURRENT ASSETS

Cash

      $      -

$      -

           Total Current Assets

$ ___-_

$ ___-_

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

    Accounts payable - affiliate

$   37,564

$    36,661

    Accounts payable - legal

    31,918

     58,387

  Total Current Liabilities

69,482

95,048

CONTINGENT LIABILITIES - Note 8

        -

         -

STOCKHOLDERS' EQUITY

    Preferred stock

       2,500,000 shares authorized at $0.0001 par value;

       2,000,000 shares issued and outstanding

200

200

Common stock

       100,000,000 shares authorized at $0.0001 par value;

       84,615,220 shares issued and outstanding

 8,462

8,462

Capital in excess of par value

 37,260,182

 37,260,182

    Accumulated deficit - Note 1

(37,338,326)

(37,363,892)

 Total Stockholders'  Deficiency

(69,482)

 (95,048)

$        -

$ ____-_

                   The accompanying notes are an integral part of these financial statements.

REDDI  BRAKE  SUPPLY  CORPORATION

(Development Stage Company)

STATEMENT OF OPERATIONS

For the Three and Six Months Ended December 31, 2003 and 2002 and the period

July 1, 1997 (date of inception of development stage) to December 31, 2003

Three Months

Six Months

July 1, 1997

   Dec 31,      Dec 31,

 Dec 31,

Dec 31,

to

   2003         2002

  2003

  2002

 Dec 31, 2003

REVENUES

             $      -         $      -

$    -

  $      -

$               -

EXPENSES

   Administrative

825

4,049

903

8,640

381,683

   Interest

    -

     -

   -

     -

4,036,995

NET  LOSS -

    before other gains and losses

(825)

(4,049)

 (903)

 (8,640)

 (4,418,678)

OTHER GAINS AND LOSSES

   Loss on liquidation of assets

                    and liabilities

-

-

-

-

(25,223,711)

   Net gain on settlement of debt

26,469

-

26,469

-

12,556,042

NET GAIN (LOSS)

$ 25,644

$ (4,049)

$ 25,566

$ (8,640)

$ (17,086,347)

LOSS PER COMMON

SHARE

Basic and diluted

$      -

 $       -

$     -

$     -

AVERAGE  OUTSTANDING

    SHARES - stated in 1,000's

     Basic

84,615

84,615

84,615

84,615

     Diluted

86,615

86,615

86,615

86,615

The accompanying notes are an integral part of these financial statements.

REDDI  BRAKE  SUPPLY  CORPORATION

(Development Stage Company)

STATEMENT OF CASH FLOWS

For the  Six Months Ended December 31, 2003  and 2002 and the Period

July 1, 1997 (date of inception of development stage) to December 31, 2003

Six Months

Dec 31,

Dec 31,

July 1, 1997

  2003

  2002

 to Dec 31, 2003

CASH FLOWS FROM

OPERATING ACTIVITIES

Net loss

$ 25,566

$(8,640)

$(17,086,347)

Adjustments to reconcile net loss to

net cash provided by operating

activities

           Change in available-for-sale- securities

-

-

2,034

           Changes in accounts receivables

-                       -

           12,756

           Changes in accounts payable

903

8,640

352,693

           Loss of assets

-

  -

            25,223,711

           Accrued interest - convertible debt

-

       -

4,036,995

           Issuance of common stock for settlement of legal action

-

-

4,200

           Issuance of preferred stock for expenses

-

-

10,000

           Net gain on settlement of debt

(26,469)

      -

(12,556,042)

  Net Cash Used in Operations

        -

      -

           -

CASH FLOWS FROM INVESTING

ACTIVITIES

        -

            -

         -

CASH FLOWS FROM FINANCING

ACTIVITIES

       -

               -

Net Increase (Decrease) in Cash

-

  -

-

Cash at Beginning of Period

      -

   16

       -

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

December 31, 2003

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

Income Taxes

The Company utilizes the liability method of accounting for income taxes.  Under the liability method deferred tax assets and liabilities are determined based on the differences between financial reporting and the tax bases of the assets and liabilities and are measured using the enacted tax rates and laws that will be in effect, when the differences are expected to reverse.  An allowance against deferred tax assets is recognized, when it is more likely than not, that such tax benefits will not be realized. On December 31, 2003 the Company did not have a  net operating loss available for carry forward.

Financial Instruments

The carrying amounts of financial instruments, including  accounts payable,  are considered by management to be their estimated fair values.

REDDI  BRAKE  SUPPLY  CORPORATION

NOTES TO FINANCIAL STATEMENTS (Continued)

December 31, 2003

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

Revenue Recognition

Revenue will be recognized on the sale and delivery of a product or the completion of  services provided.

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

December 31, 2003

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

4.  SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

Officers-directors and their controlled entities  have acquired  2,000,000 shares  of the Company=s outstanding convertible class C preferred stock with voting rights shown in note 3 and have made  no interest, demand loans to the Company of $37,564

5.  GOING CONCERN

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

On December 22, 2003 the Superior Court of the State of California for the County of Los Angeles entered a final order approving a settlement between the parties as fair, reasonable and adequate to absent class members and entered a final judgement. The settlement becomes effective 60 days after the December 22. 2003 order if there is no appeal of the courts final order and judgment. The terms of the settlement provides for payment of all settlement considerations by the Company=s insurance

.

REDDI  BRAKE  SUPPLY  CORPORATION

NOTES TO FINANCIAL STATEMENTS (Continued)

December 31, 2003

6.  CONTINGENT LIABILITIES - CONTINUING LEGAL ACTIONS - continued

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

In December 2003, the parties to the Sheerin, et al., v Reddi  Brake Supply Corporation, Birin and McGorrian et al., lawsuit entered into a settlement agreement. Pursuant to this agreement the Company will issue 12,000,000  Reddi  Brake  common shares to the plaintiff.  The plaintiff will dismiss with prejudice  all claims against the Company and other defendants.  This settlement agreement is contingent upon the McCormick agreement, above, becoming final.

The insurance company has paid a substantial part of the legal expense, as included under the net gain on settlement of debt in the statement of operations, and the balance of the unpaid amounts are shown in the accounts payable - legal in the amount of $31,918.

ITEM 2.

MANAGEMENT=S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Three and Six Months Ended December 31, 2003 and 2002

The Company had no revenue from continuing operations for the three and six month periods ending December 31, 2003 and 2002.

General and administrative expenses for the three-month periods ending December 31, 2003 and 2002 were $825 and $4,049 respectively. General and administrative expenses for the six-month periods ending December 31, 2003 and 2002 were $903 and $8,640 respectively. These expenses are attributable to the administrative, legal, professional, and accounting costs associated with the duties of a publicly reporting company. Interest expense for each of the three-months ended December 31, 2003 and 2002 was $0.00 and $0.00. Interest expense for each of the six-months ended December 31, 2003 and 2002 was $0.00 and $0.00. The Company realized a net gain of $25,644for the three month period ended December 31, 2003, as compared to net loss of $4,049 for the same period in 2002, and net gain of $25,566 for the six month period ended December 31, 2003, as compared to net loss of $8,640 for the same period in 2002. The differences in loss and gain in 2003 and 2002 were a result of the settlement and cancellation of approximately $6.9 million in subordinated debt. From inception to through December 31, 2002, the company recorded a net loss of $17,222,750.

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

ITEM 3.

CONTROLS AND PROCEDURES

(a)  Evaluation of Disclosure Controls and Procedures.  The Company's management, with the participation of the chief executive officer and the chief financial officer, carried out an evaluation of the effectiveness of the Company's "disclosure, controls and procedures" (as defined in the Securities Exchange Act of 1934 (the "Exchange Act") Rules 13a-15(3) and 15-d-15(3) as of the end of the period covered by this quarterly report (the "Evaluation Date").  Based upon that evaluation, the chief executive officer and the chief financial officer concluded that, as of the Evaluation Date, the Company's disclosure, controls and procedures are effective, providing them with material information relating to the Company as required to be disclosed in the reports the Company files or submits under the Exchange Act on a timely basis.

(b)  Changes in Internal Control over Financial Reporting.  There were no changes in the Company's internal controls over financial reporting, known to the chief executive officer or the chief financial officer, that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

Legal Proceedings

McCormick, et al., v. Reddi Brake Supply Corp., et al, L.A.S.C. Case No. BC 180840. On November 6, 1997, a class action lawsuit was filed in the Los Angeles Superior Court on behalf of all persons or entities who bought common stock of the defendant prior to March 23, 1996, and/or who bought or sold any shares thereafter until August 13, 1996, excluding defendants, their families, employees, agents or assigns. The complaint asserts causes of action for breach of fiduciary duty by officers and directors and conspiracy to manipulate the price of the common stock of the defendant. The Reddi Brake Defendants have denied the claims. In May 1999, the parties reached a tentative settlement agreement, which was presented to the Court in June 1999 and in September 1999, preliminary approval by the Superior Court as fair, reasonable and adequate to members of the settlement class. In December 2000, representatives of the named class members announced their intention to renegotiate certain provisions of the settlement. In January 2001, defendants served notice of their withdrawal from the settlement. In June 2001, the Superior Court rejected the proposed settlement, found the plaintiffs' counsel inadequate, decertified the settlement class, and ordered the class action allegations stricken from the complaint. On August 6, 2002, the California Court of Appeal rejected the plaintiffs' former counsel's appeal of the Superior Court's June 2001 order. On December 27, 2003, the Superior Court of the State of California for the County of Los Angeles entered a final order approving a settlement between the parties as fair, reasonable and adequate to absent class members and entered a final judgment. The settlement becomes effective 60 days after the December 22, 2003 order if there is no appeal of the courts final order and judgment. The terms of the settlement provides for payment of all settlement consideration by the Company’s insurance.

Sheerin v. McCorrian, Birin and Reddi Brake Supply Corporation, L.A.S.C. Case No. BC 186930. On March 3, 1998, Allen J. Sheerin filed a lawsuit in the Los Angeles County Superior Court against the Company and specifically against two former officer's and director's of the Company. Mr. Sheerin alleges that these officers and directors misrepresented the financial status of the Company during the time that he was negotiating to buy shares in the Company, which resulted in a loss to him of $2,100,000. In December 2003, the parties to the Sheerin, et al., v Reddi Brake Supply Corporation, Birin and McGorrian et al., lawsuit entered into a settlement agreement. Pursuant to this agreement the Company will issue 12,000,000 Reddi Brake common shares to the plaintiff. The plaintiff will dismiss with prejudice all claims against the Company and other defendants. This settlement agreement is contingent upon the McCormick agreement, above, becoming final. The insurance company has paid a substantial part of the legal expense, as included under the net gain on settlement of debt in the statement of operations, and the balance of the unpaid amounts are shown in the accounts payable – legal in the amount of $31,878.40.

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

REDDI BRAKE SUPPLY CORPORATION

Date: February 12, 2004

By: /s/ John Chymboryk

John Chymboryk, President

Date: February 12, 2004

By: /s/ Kip Eardley

Kip Eardley, Treasurer