Form 10QSB
period 2004-03-31
REDDI BRAKE SUPPLY CORP
filed 2004-05-10
CIK 867687

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___ to ____

Commission File No. 0-19620

REDDI BRAKE SUPPLY CORPORATION

(Exact name of small business issuer as specified in its charter)

Nevada	84-1152135
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1175 East 400 South, Suite 900, Salt Lake City, Utah 84111

(Address of principal executive offices)

(801) 269-8535

(Issuer's telephone number)

5882 South 900 East, Suite 202, Salt Lake City, Utah 84121

(Former name, address and fiscal year, if changed since last report)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [ X] No [   ]

APPLICABLE ONLY TO CORPORATE ISSUERS: The number of shares authorized of each of the issuer's classes of equity:

Common stock - 100,000,000 shares, par value $.0001 per share

Preferred stock -  2,500,000 shares, par value $.0001 per share

       As of March 31, 2004, the Company had 129,400 shares of its $.0001 par value common stock outstanding and 2,000,000 shares of its $.0001 par value preferred stock outstanding.

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

March 31, 2004 and June 30, 2003

Mar 31, 2004

Jun 30, 2003

ASSETS

CURRENT ASSETS

Cash

      $     -

$     -

           Total Current Assets

 $    -            $     -

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

    Accounts payable - affiliate

$   37,564

$    36,661

    Accounts payable - legal

           -

     58,387

  Total Current Liabilities

37,564

95,048

STOCKHOLDERS'  DEFICIENCY

    Preferred stock

       2,500,000 shares authorized at $0.0001 par value;

       2,000,000 shares issued and outstanding

200

200

Common stock

       100,000,000 shares authorized  at $0.0001 par value;

       129,400 shares issued and outstanding

 13

11

Capital in excess of par value

 37,286,631

 37,268,633

    Accumulated deficit - Note 1

(37,324,408)

(37,363,892)

 Total Stockholders'  Deficiency

(37,564)

 (95,048)

`

$        -

$        -

The accompanying notes are an integral part of these financial statements.

REDDI  BRAKE  SUPPLY  CORPORATION

(Development Stage Company)

STATEMENT OF OPERATIONS

For the Three and Nine Months Ended March 31, 2004 and 2003 and the period

July 1, 1997 (date of inception of development stage) to March 31, 2004

Three Months

Nine Months

July 1, 1997

   Mar 31,      Mar 31,

 Mar 31,

Mar 31,

to

   2004         2003

  2004

  2003

 Mar 31, 2004

REVENUES

             $      -         $      -

$    -

  $      -

$               -

EXPENSES

   Administrative

-

4,332

903

12,972

381,683

   Interest

    -

     -

   -

     -

4,036,995

NET  LOSS -

    before other gains and losses

-

(4,332)

 (903)

 (12,972)

(4,418,678)

OTHER GAINS AND LOSSES

   Loss on liquidation of assets

                    and liabilities

-

-

-

-

(25,223,711)

   Net gain on settlement of debt

13,918

-

40,387

-

12,569,960

NET GAIN (LOSS)

$ 13,918

$ (4,332)

$ 39,484

$ (12,972)

$ (17,072,429)

LOSS PER COMMON

SHARE

Basic and diluted

$      -

 $       -

$     -

$     -

AVERAGE  OUTSTANDING

    SHARES - stated in 1,000's

     Basic

119

113

 114

113

     Diluted

2,119

2,113

2,114

2,113

The accompanying notes are an integral part of these financial statements.

REDDI  BRAKE  SUPPLY  CORPORATION

(Development Stage Company)

STATEMENT OF CHANGES  IN STOCKHOLDERS' EQUITY

Period July 1, 1997 (date of inception of development stage)  to March 31, 2004

Capital in

   Preferred Stock

Common Stock

Excess of

Accumulated

Shares

Amount

Shares

Amount

Par Value

 Deficit

Balance July 1,  1997

130,000

$13

67,261

$ 7

$ 37,098,683

$ (20,251,979)

Issuance of common stock for

   retirement of preferred stock

(70,000)

(7)

10,772

1

6

-

Net  loss for the year

    ended June 30, 1998

-

-

-

-

-

(26,091,096)

Net  loss for the year

    ended June 30, 1999

-

-

-

-

-

(902,293)

Preferred stock dividends

-

-

-

-

82,856

(82,856)

Issuance of common stock for

    settlement of legal action -

    October 1999

-

-

1,340

-

4,200

-

Issuance of class C preferred stock for

    for expenses - June 14, 2000 -

    related parties

2,000,000

200

-

-

9,800

-

Preferred stock dividends

-

-

-

-

27,727

(27,727)

Net  loss for the year

    ended June 30, 2000

-

-

-

-

-

(991,576)

Preferred stock dividends

-

-

-

-

6,897

(6,897)

Issuance of common stock for

  retirement of  preferred

  stock and accrued dividends -

  September 2000

(60,000)

(6)

21,141

2

4

-

Net  loss for the year

   ended June 30, 2001

-

-

-

-

-

(1,111,703)

Issuance of common stock for

  payment and settlement of

  debt  - October  2001

-

-

12,886

1

38,460

-

Net  profit for the

  year ended June 30, 2002

-

-

-

-

-

12,000,038

Net profit for the year

 ended June 30, 2003

-

-

 -

 -

-

102,197

________

____

_______

____

_________

__________

Balance June 30, 2003

2,000,000

200

113,400

11

37,268,633

(37,363,892)

Issuance of common stock for

   settlement of debt - March 4, 2004

-

-

16,000

2

17,998

-

Net profit for the nine months

   ended March 31, 2004

-

-

-

-

-

39,484

________

_____

_______

____

__________

__________

Balance March 31, 2004

2,000,000

$ 200

129,400

$13

$37,286,631

$(37,324,408)

The accompanying notes are an integral part of these financial statements.

REDDI  BRAKE  SUPPLY  CORPORATION

(Development Stage Company)

STATEMENT OF CASH FLOWS

For the Nine Months Ended March 31, 2004  and 2003 and the Period

 July 1, 1997 (date of inception of development stage) to March 31, 2004

Six Months

Mar 31,

Mar 31,

July 1, 1997

  2004

  2003

 to Mar 31, 2004

CASH FLOWS FROM

OPERATING ACTIVITIES

Net loss

$ 39,484

$(12,972)

$(17,072,429)

Adjustments to reconcile net loss to

net cash provided by operating activities

           Change in available-for-sale- securities

-

-

2,034

           Changes in accounts receivables

-

-

12,756

           Changes in accounts payable

(25,566)

12,972

326,224

           Loss of assets

-

-

25,223,711

           Accrued interest - convertible debt

-

-

4,036,995

           Issuance of common stock for settlement of legal action

18,000

-

22,200

           Issuance of preferred stock for expenses

-

-

10,000

           Net gain on settlement of debt

(31,918)

-

(12,561,491)

_____

_____

______

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

Issuance of 1,340 shares common stock for expenses - 1999

$   4,200

Issuance of 2,000,000 shares class C preferred stock for expenses - 2000

 10,000

Issuance of  12,886 shares common stock for payment and settlement of debt -2001

38,461

Issuance of 16,000 shares common stock for settlement of debt - 2003

18,000

The accompanying notes are an integral part of these financial statements.

REDDI  BRAKE  SUPPLY  CORPORATION

NOTES TO FINANCIAL STATEMENTS

March 31, 2004

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

Income Taxes

The Company utilizes the liability method of accounting for income taxes.  Under the liability method deferred tax assets and liabilities are determined based on the differences between financial reporting and the tax bases of the assets and liabilities and are measured using the enacted tax rates and laws that will be in effect, when the differences are expected to reverse.  An allowance against deferred tax assets is recognized, when it is more likely than not, that such tax benefits will not be realized. On March 31, 2004 the Company did not have a  net operating loss available for carry forward.

Financial Instruments

The carrying amounts of financial instruments, including accounts payable,  are considered by management to be their estimated fair values.

REDDI  BRAKE  SUPPLY  CORPORATION

NOTES TO FINANCIAL STATEMENTS (Continued)

March 31, 2004

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

March 31, 2004

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Three and Nine Months Ended March 31, 2004 and 2003

The Company had no revenue from continuing operations for the three and nine month periods ending March 31, 2004 and 2003.

General and administrative expenses for the three-month periods ending March 31, 2004 and 2003 were $0.00 and $4,332 respectively. General and administrative expenses for the nine-month periods ending March 31, 2004 and 2003 were $903 and $12,972 respectively. These expenses are attributable to the administrative, legal, professional, and accounting costs associated with the duties of a publicly reporting company. Interest expense for each of the three-months ended March 31, 2004 and 2003 was $0.00 and $0.00. Interest expense for each of the nine-months ended March 31, 2004 and 2003 was $0.00 and $0.00. The Company realized a net loss of $13,918 for the three-month period ended March 31, 2004, as compared to net losses of $4,332 for the same period in 2003. In the fall of 2001, the company realized a gain of $12,406,351 from the settlement, conversion and payment of $6.9 million in subordinate convertible debentures. As a result of the foregoing, the Company realized a net loss of $12,972 for the nine-month period ended March 31, 2003, as compared to net profit of $39,484 for the same period in 2004. From inception to through March 31, 2004, the company recorded a net loss of $17,072,429.

Liquidity and Capital Resources

At March 31, 2004, the Company had a working capital deficit of $37,564, as compared to a working capital deficit of $95,048 at June 30, 2003. This decrease in the deficit is attributable to the gain of$12,406,351 realized from the settlement, conversion and payment of $6.9 million in subordinate convertible debentures. On January 12, 2001, the Board of Directors increased the Company's authorized common stock from 75,000,000 shares, par value $0.0001, to 100,000,000 shares, par value $0.0001, for the purpose of settling such debt.

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

ITEM 3: CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls Procedures.

Within the 90 days prior to the end of the period covered by this report, the Registrant carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-14(c) and 15d-15(e) of the Securities Exchange Act of 1934, as amended).  This evaluation was done under the supervision and with the participation of the Registrant's president and treasurer.  Based upon that evaluation, they concluded that the Registrant's disclosure controls and procedures are effective in gathering, analyzing and disclosing information needed to satisfy the

Registrant's disclosure obligations under the Securities Exchange Act.

(b) Changes in Internal Controls.

In the quarter ended March 31, 2004, the Company did not make any significant changes in, nor take any corrective actions regarding, its internal controls or other factors that could significantly affect these controls.

PART II. OTHER INFORMATION

Reverse Split of Issued and Outstanding Common Stock

On March 10, 2004, the Board of Directors resolved that the Company effect a reverse split of its common stock on a 750 to 1 basis with fractional shares to be rounded up to the next whole share. The total issued and outstanding common shares before the reverse was 96,615,220 and after the reverse split became effective on March 22, 2004 the Company now has a total of 129,400 common shares issued and outstanding. As a result of the reverse split the Company received the new trading symbol – “RDDI”.

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

On December 22, 2003 the Superior Court of the State of California for the County of Los Angeles entered a final order approving a settlement between the parties as fair, reasonable and adequate to absent class members and entered a final judgment. The settlement became effective on February 23, 2004 sixty days after the December 22, 2003 order, which allowed for an appeal of the courts final order and judgment. The terms of the settlement provides for payment of all settlement considerations by the Company’s insurance.

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

In December 2003, the parties to the Sheerin, et al., v Reddi Brake Supply Corporation, Birin and McGorrian et al., lawsuit entered into a settlement agreement. Pursuant to this agreement the Company issued 12,000,000 Reddi Brake common shares on March 4, 2004 to the plaintiff.  The plaintiff dismissed with prejudice all claims against the Company and other defendants.

Subsequent Events

On April 1, 2004, the Board of Directors appointed Mr. Michael J. Zwebner, Mr. Ronald S. Friend and Mr. Paul Holm as directors of the Company. Subsequent to the appointment of the board, Mr. Michael J. Zwebner was appointed President and Mr. Ronald S. Friend was appointed Secretary/Treasurer of the Company.

On April 1, 2004, Mr. John Chymboryk and Mr. Kip Eardley both voluntarily resigned as officers and directors from the Company without dispute or disagreement as to the business, accounting, financial and regulatory matters of the Company.

Effective April 1, 2004, the majority shareholder of the Registrant (“Reddi Brake Supply Corporation”) executed an agreement whereby the Shareholder, Capital Holdings LLC, a Limited Liability Company organized under the laws of Utah, owned and controlled by John Chymboryk and Kip Eardley, agreed to sell a certificate representing 1,000,000 of Class C Convertible Preferred Shares, $.0001 par value with the voting rights to an additional certificate for 1,000,000 shares of Class C Convertible Preferred Stock, $.0001 par value of the Registrant to Port Universal Corporation, a BVI Corporation in exchange for $350,000. This payment was fully paid and made in cash. The effective sale date was April 1, 2004, and the shares with the voting rights acquired by Port Universal Corporation constitute 99.8 % of the total issued and outstanding shares of the Registrant’s common stock.

On April 5, 2004, the Company signed of a Letter of Intent to acquire First Community Television Channel of Paris France in a transaction valued at $40 million. First Community Television Channel of Paris France are the operators of "CHAI TV," the world's first International Jewish TV station that is planned to broadcast on a world wide basis from Paris, France.

Defaults upon Senior Securities

None.

Exhibits and Reports on Form 8-K Reports on Form 8-K:

None

Exhibits: None

SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REDDI BRAKE SUPPLY CORPORATION

Date: May 10, 2004

By: /s/ Michael J. Zwebner

Michael J. Zwebner, President

Date: May 10, 2004

By: /s/ Ronald S. Friend

Ronald S. Friend, Treasurer