Form 10KSB
period 2004-06-30
REDDI BRAKE SUPPLY CORP
filed 2004-09-30
CIK 867687

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the annual period ended June 3 0 , 2004

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

(801) 269-8535

(Issuer's telephone number)

n/a

  (Former name, address and fiscal year, if changed since last report)

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

1

The aggregate market value of the issuer's Common Stock held as of September 29, 2004 by non-affiliates of the issuer was $142,340.

As of September 29, 2004, issuer had 129,400 shares of its $.0001 par value common stock outstanding.

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

On June 7, 2004, the company filed suit in the Third District Court in Salt Lake City, Utah against Corporate Stock Transfer, Inc., a Colorado Corporation. The Complaint alleges that "In breach of its fiduciary duties and the contractual obligations outlined in resolution, [the transfer agent] refused to transfer" the Company’s records. Further, the Complaint alleges that "the [transfer agent] demanded a Three Thousand Dollar ($3,000) termination fee although no such fee was referenced in the appointment documents nor was there any basis to determine whether such a fee was commercially reasonable"; that after receipt of that money, the transfer agent continued to refuse to release the Company’s property and " imposed additional, unsupported, conditions to the release of the property, including a unilateral extension of the Agent’s term for an additional 30 days.

The Complaint contains further allegations and seeks damages in the amount of $25,000. The defendant filed an answer in which it denied the allegations and also filed a counterclaim. There has been no further action in the case.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS.

None

PART II

ITEM 2. OTHER INFORMATION

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

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS.

The Company's common stock is listed on the Over the Counter Bulletin Board ("OTCBB"), under the symbol "RDDI". As of September 27, 2004 the Company had 129,400 shares of common stock issued and outstanding, and 2,000,000 shares of preferred stock issued and outstanding.

The following quotations, as provided by the National Quotation Bureau, represent prices between dealers and do not include retail markup, markdown or commission. In addition, these quotations do not represent actual transactions.

2001	CLOSING BID HIGH	LOW	CLOSING ASK HIGH	LOW
First Quarter	.01	.005	.015	.008
Second Quarter	.008	.004	.01	.005
Third Quarter	.005	.003	.008	.003
Fourth Quarter	.004	.001	.006	.001
2002
First Quarter	.006	.001	.008	.001
Second Quarter	.013	.002	.014	.002
Third Quarter	.004	.001	.005	.001
Fourth Quarter	.003	.001	.004	.001
2003
First Quarter	.003	.001	.004	.001
Second Quarter	.003	.001	.004	.001
Third Quarter	.003	.001	.004	.001
Fourth Quarter	.003	.001	.004	.001

2004
First Quarter	.003	.001	.004	.001
Second Quarter	5.00	1.10	5.00	1.10

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

Recent Sale of Unregistered Securities

None

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

As of the fiscal year end June 30, 2004 the Company's total current assets are $0 in cash. The Company has current liabilities in the amount of $98,417 which includes $35,953 in demand notes for expenses paid on behalf of the Company by one its directors.

The Company did not generate any revenue from operations during fiscal years 2004 and 2003. The Company has no material commitments for capital expenditures for the next twelve months.

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

After June 10th 2004, and pursuant to the non compliance of the specific terms of the Letter Of Intent by First Community Television Channel of Paris France, management formally notified, gave due notice and terminated the proposed transaction between the parties.

The company is currently conducting negotiations with several alternate international entities for the purposes of enacting an acquisition. Management remains positive in this regard, and fully expects to formally close such a transaction in the short term.

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

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The following tables sets forth as of June 30, 2004, the name, age, and position of each executive officer and director and the term of office of each director of the Company.

Name	Age	Position	Director or Officer Since
Michael J. Zwebner	52	President and Director	April 2004
Ronald S. Friend Paul Holm	49 51	Secretary/Treasurer and Director Director	April 2004 April 2004

All Directors hold their positions for one year or until successors are duly elected and qualified. All officers hold their positions at the will of the Board of Directors.

Set forth below is certain biographical information regarding each of the Company's executive officers and directors:

Mr. Michael J. Zwebner, the Chairman and CEO, is an accomplished businessman. He has served as a Director since November, 2001 and is the Chairman of the Board of Directors. He was the founder of VideoCall International and Talk Visual Corporation and has served as a Director and its Chairman of the Board of Directors since September, 1998 until March, 2002. He is a life member of the International Institute of Directors.

Mr. Zwebner is currently also the President of Card Universal Corporation, a privately held Florida corporation in which UCSY has issued a letter of intent to acquire.

From 1974 to 1986, Mr. Zwebner founded and ran a large travel and tourism company and a charter airline, specializing in the areas of air charter travel, wholesale ticketing and general business and tourist travel.

From 1986 to 1990, Mr. Zwebner owned and operated several real estate companies as well as managed a chain of five family restaurants and related catering services in England.

From 1991 to 1997, Mr. Zwebner founded and served as Vice-President of Cardcall International Holdings Inc. (USA) and Operating Manager of Cardcall (UK) Inc. for which he designed and developed telecommunications and marketing concepts and organized the prepaid phone card operations. Mr. Zwebner also coordinated corporate finance activities for Cardcall.

In February of 1997, Mr. Zwebner negotiated and secured the sale and merger of the Cardcall Group to a publicly held entity based in Connecticut in a transaction valued around $22 million. In addition, in February of 1988, Mr. Zwebner negotiated the creation of a multi-million dollar joint venture between Cardcaller Canada Inc. with Datawave Systems Inc. of Vancouver, Canada.

In more recent times, Mr. Zwebner, helped found and develop YAK Communications Inc, a publicly traded company on the NASDAQ, specializing in the telecom "casual" dialing business. The company’s main base is in Toronto Canada, but it does business throughout North America, and in select countries around the world. The business is run by Charles Zwebner, a brother of Michael Zwebner.

Mr. Zwebner grew up and was educated in the UK, and excelled in Geography, Economics, British Constitution, and General Accounting. He has a wide range of business experiences, having concluded many international business transactions. He has owned and successfully ran an airline and large travel group, a chain of restaurants as well as a real estate development company. His expertise is also focused on concept development, product design, and the ability to bring new ideas from initial conceptual stages through the full process of development and finally to sales and marketing. Mr. Zwebner speaks, reads and writes 5 languages.

Paul Holm,  is a fourteen-year veteran of investor relations. Working for small and large public and investor relations firms, he has built a solid following of money mangers, brokers, investment bankers and other members of the financial community. Over the years, he’s worked with hundreds of public technology, medical/biotech and service companies, using his expert communication skills and "high touch" relationships to introduce them to the right investors, and maintain those relationships. Accordingly, Mr. Holm coordinates our Investor Relations efforts. Prior to PortfolioPR, he was a managing partner at KCSA Public Relations Worldwide, and before that held positions at Citicorp and the New York City Office of Management & Budget.

Ronald S. Friend, areas of expertise are in the fields of general corporate law and business advice, personal and commercial real estate law. Client base is drawn from a broad range of business entities both UK and overseas. From 1986 to present a Solicitor at, Premier House; from 1985 to 1986, an associate with Greenwood & Co., Solicitors; from 1980 to 1985, an associate with Jack Friend, Kaye & Co., Solicitors; and from 1975 to 1980, an associate with Bernard Sheridan & Co., Solicitors.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth as of September 29, 2004, the name and the number of shares of the Company's voting stock, consisting of Common Stock, par value. $.0001, one vote per share and Class C Preferred stock with voting rights of 50 votes per share (hereinafter collectively referred to as the "Voting Stock") held of record, or was known by the Company to own beneficially, more than 5% of the Company's issued and outstanding Voting Stock; plus, the name and shareholdings of each director and of all officers and directors as a group.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent Class
Preferred C	Port Universal Corporation	1,000,000	50%

(1) For purposes of this table, a beneficial owner is one who, directly or indirectly, has or shares with others (a) the power to vote or direct the voting of the Voting Stock (b) investment power with respect to the Voting Stock which includes the power to dispose or direct the disposition of the Voting Stock.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The Company has entered into a consulting agreement with Overseas Development Holdings. Michael Zwebner, the Company’s president, has a 33.3 percent ownership interest in Overseas Development Holdings.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

(1) Audit Fees.

The Company was billed the following amounts for its fiscal years 2003 and 2004, for professional services rendered by its principal accountant for the audits of the Company=s annual financial statements and for reviews of the Company=s quarterly financial statements:

2003:  $ 1,695

2004:  $ 2,500

(2) Audit-Related Fees.

The Company was billed the following amounts for its fiscal years 2003 and 2004, for assurance and related services by the Company=s principal accountant that are reasonably related to the performance of the audits or reviews of the Company=s financial statements not otherwise reported under Item 14(1), above:

2003:  $ 0

2004:  $ 0

(3) Tax Fees.

The Company was billed the following amounts for its fiscal years 2003 and 2004, for professional services rendered by its principal accountant for tax compliance, tax advice, and tax planning:

2003:  $ 0

2004:  $ 0

(4) All Other Fees.

The Company was billed the following amounts for its fiscal years 2003 and 2004, for professional services rendered by its principal accountant for all other fees not otherwise reported under Item 14(1), (2) or (3), above

(5) Audit Committee Policies and Procedures.

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

REDDI BRAKE SUPPLY CORPORATION

Date: September 29, 2004

By: /s/ Michael J. Zwebner

Michael J. Zwebner, President

Date: September 29, 2004

By: /s/ Ronald S. Friend

Ronald S. Friend, Treasurer

MADSEN & ASSOCIATES, CPA’s Inc.                                             684 East Vine St, Suite 3

Certified Public Accountants and Business Consultants                                   Murray, Utah 84107

                                                                                                  Telephone 801 268-2632

   Fax 801-262-3978

Board of Directors

Reddi Brake Supply Corporation

Salt Lake City, Utah

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying balance sheet of Reddi Brake Supply Corporation (development stage company) at June 30, 2004, and the related statements of operations, stockholders' equity, and cash flows for the  years ended June 30, 2004  and 2003,  and the period  July 1, 1997 (date of inception of development stage) to June 30, 2004.  These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall balance sheet presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Reddi Brake Supply Corporation  at June 30, 2004,  and the results of  operations, and  cash flows for the  years ended June 30, 2004 and 2003, and the period July 1, 1997 to June 30, 2004, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company will need additional working capital for its planned activity and to service its debt, which raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are described in the notes to the financial statements. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Salt Lake City, Utah

September 15, 2004                                                          s/Madsen & Associates, CPA’s Inc.

REDDI  BRAKE  SUPPLY  CORPORATION

(Development Stage Company)

BALANCE SHEET

June 30, 2004

ASSETS

CURRENT ASSETS

Cash

$      -

Total Current Assets

$     -

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

    Accounts payable - related party

$   35,953

    Accounts payable

      62,464

 Total Current Liabilities

98,417

STOCKHOLDERS' DEFICIENCY

    Preferred stock

       2,500,000 shares authorized at $0.0001 par value;

       2,000,000 shares issued and outstanding

200

Common stock

       100,000,000 shares authorized  at $0.0001 par value;

       129,400 shares issued and outstanding

13

Capital in excess of par value

 37,286,631

    Accumulated deficit

(37,385,261)

 Total Stockholders'  Deficiency

 (98,417)

$       -

                   The accompanying notes are an integral part of these financial statements.

REDDI  BRAKE  SUPPLY  CORPORATION

(Development Stage Company)

STATEMENTS OF OPERATIONS

For the  Years Ended June 30, 2004 and 2003 and the period

July 1, 1997 (date of inception of development stage) to June 30, 2004

July 1, 1997

 June 30,

June 30,

to

  2004

  2003

 June 30, 2004

REVENUES

$            -

  $             -

$              -

EXPENSES

   Administrative

61,756

10,442

442,536

NET OPERATING  LOSS - before other income (losses)

(61,756)

(10,442)

(442,536)

OTHER INCOME (LOSSES)

Interest expense

-

-

(4,036,995)

    Loss on liquidation of assets and liabilities

-

-

(25,223,711)

Gain on payment and settlement of debt

 40,387

112,639

12,569,960

NET INCOME (LOSS)

 $ (21,369)

$ 102,197

$ (17,133,282)

NET LOSS PER COMMON

SHARE

Basic and diluted

$    -

$     -

AVERAGE  OUTSTANDING

    SHARES

     Basic

126,733

113,400

     Diluted

128,733

115,400

The accompanying notes are an integral part of these financial statements.

1

REDDI  BRAKE  SUPPLY  CORPORATION

(Development Stage Company)

STATEMENT OF CHANGES  IN STOCK HOLDERS' EQUITY

Period July 1, 1997 (date of inception of development stage)  to June 30, 2004

Capital in

Preferred Stock

Common Stock

Excess of

Accumulated

 Shares

Amount

Shares

 Amount

Par Value

 Deficit

Balance July 1,  1997

130,000

 $13

      67,261

   $7            $ 37,098,683

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

  debt - Oct 2001

           -

          -

          12,886

          1

      38,460

-

Net  profit for the

  year ended June 30, 2002

           -

          -

                   -

            -

-       12,000,038

Net profit for the year

 ended June 30, 2003

            -

          -

                  -

            -

              -

102,197

                 _

Balance June 30, 2003

2,000,000

       200

         113,400

         11

   37,268,633    (37,363,892)

Issuance of common stock for

  payment of debt – March 4, 2004

           -

          -

         16,000

          2

      17,998

-

Net profit for the year

 ended June 30, 2004

            -

          -

                  -

            -

              -

(21,369)

                 _

Balance June 30, 2004

2,000,000

    $ 200

        129,400

        $13

$37,286,631  $(37,385,261)

The accompanying notes are an integral part of these financial statements.

1

REDDI  BRAKE  SUPPLY  CORPORATION

(Development Stage Company)

STATEMENT OF CASH FLOWS

For the Years Ended June 30, 2004 and 2003 and the Period

July 1, 1997 (date of inception of development stage) to June 30, 2004

June 30,

June 30,

July 1, 1997

  2004

  2003

 to June 30, 2004

CASH FLOWS FROM

OPERATING ACTIVITIES

Net profit (loss)

$ (21,369)

     $ 102,197

$(17,133,282)

Adjustments to reconcile net loss to

net cash provided by operating

activities

           Changes in available-for-sale securities

-

-

2,034

           Changes in accounts receivable

-

-

12,756

           Changes in accounts payable

43,756

10,426

364,891

           Loss of assets

-

-

25,223,711

           Accrued interest - convertible debt

-

-

4,036,995

           Issuance common stock for settlement of legal action

18,000

-

22,200

  Issuance of preferred stock for expenses

-

-

10,000

           Settlement of debt

(40,387)

(112,639)

(12,569,960)

   Net Cash Used in Operations

           -

(16)

(30,655)

CASH FLOWS FROM INVESTING

ACTIVITIES

           -

          -

            -

CASH FLOWS FROM FINANCING

ACTIVITIES

           -

         -

            -

Net Increase (Decrease) in Cash

-

(16)

(30,655)

Cash at Beginning of Period

           -

       16

  30,655

Cash at End of Period

 $          -

$        -

$          -

NON CASH FLOWS FROM OPERATING ACTIVITIES

Issuance of 1,340 shares common stock for expenses - 1999

$   4,200

Issuance of 2,000,000 shares class C preferred stock for expenses - 2000

 10,000

Issuance of 12,886 shares common stock for payment and settlement of debt -2001

38,461

Issuance of 16,000 shares of common stock for settlement of legal action - 2003

18,000

The accompanying notes are an integral part of these financial statements.

1

REDDI  BRAKE  SUPPLY  CORPORATION

NOTES TO FINANCIAL STATEMENTS

June 30, 2004

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

Income Taxes

The Company utilizes the liability method of accounting for income taxes.  Under the liability method deferred tax assets and liabilities are determined based on the differences between financial reporting and the tax bases of the assets and liabilities and are measured using the enacted tax rates and laws that will be in effect, when the differences are expected to reverse.  An allowance against deferred tax assets is recognized, when it is more likely than not, that such tax benefits will not be realized. On June 30, 2004 the Company did not have a  net operating loss available for carry forward.

Financial Instruments

The carrying amounts of financial instruments, including  accounts payable,  are considered by management to be their estimated fair values due to their short term maturities.

1

REDDI  BRAKE  SUPPLY  CORPORATION

NOTES TO FINANCIAL STATEMENTS (Continued)

June 30, 2004

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

Advertising and Market Development

The Company will expense advertising and market development costs as incurred.

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

3.  CAPITAL STOCK

During March 2004 the Company issued 16,000 post split common shares as a settlement of a legal action. On March 10, 2004 the Company completed a reverse common stock split of one share for 750 outstanding shares. This report has been prepared showing post split shares form inception.

2

REDDI  BRAKE  SUPPLY  CORPORATION

NOTES TO FINANCIAL STATEMENTS (Continued)

June 30, 2004

4.  PREFERRED STOCK

On June 14, 2000 the Company issued 2,000,000 class C preferred shares to related parties, as reimbursement for expense paid for the Company. The terms of the class C preferred shares carry voting rights of 50 votes for each share and after 90 days from the issuance, conversion rights of one share of preferred C for one share of common, at the option of the stockholder, On the date of this report the conversion rights had not been exercised.

5  SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

An officer-director and his controlled corporation  have acquired  1,000,000 shares  of the Company=s outstanding convertible class C preferred stock and has received an assignment of the voting rights for the 2,000,000 preferred shares outstanding, as outlined in note 4, and made no interest, demand, loans to the Company of $35,953.

6.  GOING CONCERN

The Company  does not have the necessary working capital to  service its debt and for its  planned activity, which raises substantial doubt about its ability to continue as a going concern. Continuation of the Company  as a going concern is dependent upon obtaining additional working capital and the management of the Company has developed a strategy, which it believes will accomplish this objective through settlement of its debt by stock issue, additional loans from related parties, and  equity funding  which will enable the Company to conduct operations for the coming year.

3