Form 10QSB
period 2004-09-30
REDDI BRAKE SUPPLY CORP
filed 2004-11-12
CIK 867687

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

Yes [ X] No [   ]

APPLICABLE ONLY TO CORPORATE ISSUERS: The number of shares authorized of each of the issuer's classes of common equity: 100,000,000 shares, par value $.0001 per share

As of November 10, 2004 issuer had 179,400 shares of its $.0001 par value common stock outstanding and 2,000,000 shares of its $.0001 par value preferred stock.

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS: Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Exchange Act subsequent to the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

Transitional Small Business Format: Yes [ ] No [ X ]

PART I

FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

REDDI  BRAKE  SUPPLY  CORPORATION

(Development Stage Company)

BALANCE SHEETS

September 30, 2004 and June 30, 2004

Sept 30, 2004

Jun 30, 2004

ASSETS

CURRENT ASSETS

Cash

$     _ _ -

$ __       _-

         Total Current Assets

 $         -        $            -

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES

    Accounts payable - related party

$  65,953

$  35,953

    Accounts payable

24,900

62,464

    Total Current Liabilities

90,853

98,417

STOCKHOLDERS' DEFICIENCY

    Preferred stock

       2,500,000 shares authorized at $0.0001 par value;

       2,000,000 shares issued and outstanding

200

200

Common stock

       100,000,000 shares authorized at $0.0001 par value;

   179,400 shares issued and outstanding on Sept 30

18

13

Capital in excess of par value

 37,326,690

37,286,631

    Accumulated deficit - Note 1

(37,417,761)

(37,385,261)

 Total Stockholders'  Deficiency

(90,853)

(98,417)

$                -

$                -

The accompanying notes are an integral part of these financial statements.

REDDI  BRAKE  SUPPLY  CORPORATION

(Development Stage Company)

STATEMENT OF OPERATIONS

For the Three Months Ended September 30, 2004 and 2003 and the period

July 1, 1997 (date of inception of development stage) to September 30, 2004

Three Months

July 1, 1997

 Sept 30,

Sept 30,

to

  2004

  2003

 Sept 30, 2004

REVENUES

$         -

$        -

$             -

EXPENSES

   Administrative

32,500

78

475,036

NET  LOSS - before other gains and losses

 (32,500)

 (78)

(475,036)

OTHER GAINS AND LOSSES

   Interest

-

-

(4,036,995)

   Loss on liquidation of assets and liabilities

-

-

(25,223,711)

   Gain on settlement of debt

-

-

12,569,960

________

_____

___________

NET LOSS

$ (32,500)

$ (78)

$ (17,165,782)

LOSS PER COMMON

SHARE

Basic and diluted

$   (.22)

$     -

AVERAGE  OUTSTANDING

    SHARES

     Basic

149,400

113,400

     Diluted

151,400

115,400

The accompanying notes are an integral part of these financial statements.

REDDI  BRAKE  SUPPLY  CORPORATION

(Development Stage Company)

STATEMENT OF CHANGES  IN STOCKHOLDERS' EQUITY

Period July 1, 1997 (date of inception of development stage)  to September 30, 2004

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

-

Issuance of common stock for payment

   of debt

            -

    -

25,000

    3                 37,561

-

Issuance of common shock for services

   at $.10

            -

    -

25,000

    2                    2,498

-

Net loss for the three months

   ended September 30, 2004

            -

    -

         -

    -

    -

(32,500)

________

_____

_______

_____

_________

__________

Balance September 30, 2004

2,000,000

$ 200

179,400

  $18         $ 37,326,690

$(37,417,761)

The accompanying notes are an integral part of these financial statements.

REDDI  BRAKE  SUPPLY  CORPORATION

(Development Stage Company)

STATEMENT OF CASH FLOWS

For the Three Months Ended September 30, 2004  and 2003 and the Period

July 1, 1997 (date of inception of development stage) to September 30, 2004

Three Months

Sept 30,

Sept 30,

July 1, 1997

  2004

  2003

 to Sept 30, 2004

CASH FLOWS FROM

OPERATING ACTIVITIES

Net loss

$ (32,500)

$(78)

$(17,165,782)

Adjustments to reconcile net loss to

net cash provided by operating

activities

           Change in available-for-sale- securities

-

-

2,034

           Changes in accounts receivables

-

-

12,756

           Changes in accounts payable

30,000

78

394,891

           Loss of assets

-

-

25,223,711

           Accrued interest - convertible debt

-

-

4,036,995

           Issuance of common stock for settlement of legal action

-

-

22,200

           Issuance of preferred stock for expenses

2,500

-

12,500

           Issuance of common stock for payment and settlement of debt

-

-

(12,569,960)

_____

_____

_________

  Net Cash Used in Operations

   _    -

     _ -

   (30,655)

CASH FLOWS FROM INVESTING

ACTIVITIES

        -

____-

         -

CASH FLOWS FROM FINANCING

ACTIVITIES

        -

____-

_____-

Net Increase (Decrease) in Cash

-

-

(30,655)

Cash at Beginning of Period

        -

       -

30,655

Cash at End of Period

 $        -

$        -

$        -

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

On March 17, 1997 an involuntary petition in bankruptcy was filed against the subsidiary, which resulted in the loss of the business, the warehouses, and the subsidiary, and as a result of the bankruptcy the Company sustained substantial losses.  After July 1, 1997 the Company had no operations and is considered to be a development stage company since that date.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Methods

The Company recognizes income and expenses based on the accrual method of accounting.

Dividend Policy

The Company has not adopted a policy regarding payment of dividends.

Income Taxes

The Company utilizes the liability method of accounting for income taxes.  Under the liability method deferred tax assets and liabilities are determined based on the differences between financial reporting and the tax bases of the assets and liabilities and are measured using the enacted tax rates and laws that will be in effect, when the differences are expected to reverse.  An allowance against deferred tax assets is recognized, when it is more likely than not, that such tax benefits will not be realized. On September 30, 2004 the Company did not have a net operating loss available for carry forward.

Financial Instruments

The carrying amounts of financial instruments are considered by management to be their estimated fair values due to their short term maturities.

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

3.  CAPITAL STOCK

During March 2004 the Company issued 16,000 post split common shares as a settlement of a legal action. During the quarter ended September 30, 2004 the Company issued 25,000 post split common shares for payment of debt and for services.

On March 10, 2004 the Company completed a reverse common stock split of one share for 750 outstanding shares.  This report has been prepared showing post split shares from inception.

REDDI  BRAKE  SUPPLY  CORPORATION

NOTES TO FINANCIAL STATEMENTS (Continued)

September 30, 2004

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

5.  SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

An officer-director and his controlled corporation have acquired 1,000,000 shares  of the Company=s outstanding convertible class C preferred stock and have received an assignment of the  voting rights for the 2,000,000 preferred shares outstanding as, outlined  in note 3, and made no interest, demand, loans to the Company of  $65,953.

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

ITEM 2.

MANAGEMENT=S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

 Results of Operations

Three Months Ended September 30th 2004

The Company had no revenue from continuing operations for the three month period ending September 30th, 2004.

General and administrative expenses for the three-month periods ending September 30th, 2004 were $32,500. General and administrative expenses for the three month period ending September 30th, 2003 was $78. These expenses are attributable to the administrative, legal, professional, and accounting costs associated with the duties of a publicly reporting company.  There was no Interest expense for the period. The company realized a net loss of $32,500 for the three-month period ended September 30th 2004, as compared to net losses of $78 for the same period in 2003. From inception to through September 30, 2004, the company recorded a net loss of $17,165,782.

Liquidity and Capital Resources

At September 30th, 2004, the Company had a working capital deficit of $90,853, as compared to a working capital deficit of $98,417 at September 30th 2003.

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

(b) Changes in Internal Controls.

In the quarter ended September 30th 2004, the Company did not make any significant changes in, nor take any corrective actions regarding, its internal controls or other factors that could significantly affect these controls.

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

In June 2004, the company filed suit in federal court in Utah against Corporate Stock Corporation, in the amount of $25,000. The claims relate to unfair and unrealistic cash demands made of the company in early April, upon the company notifying CST of it’s desire and intention to terminate its relationship with CST.

As of current, there has been no significant development in the case to report.

ITEM 2.

CHANGES IN SECURITIES

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

The company continues to conduct negotiations with several alternate international entities for the purposes of enacting an acquisition. During this financial quarter, Management has and is currently evaluating several new acquisition target companies. In particular, lengthy discussions have been held to negotiate the terms to acquire a high tech company featuring exclusive patented computer related technologies. Management is hopeful that a transaction with this group will be concluded before the end of the year (2004)

ITEM 6.

EXHIBITS AND REPORTS ON FORM 8-K

Reports on Form 8-K

None

Exhibits

  Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-B.

Exhibit No.

SEC Ref. No.

Title of Document

Location

1

 (31.1)

Certification of the Principal Executive

Officer pursuant to Section 302

of the Sarbanes-Oxley Act of 2002

Attached

2

 (31.2)

Certification of the Principal Financial

Officer pursuant to Section 302

of the Sarbanes-Oxley Act of 2002

Attached

3

 (32.1)

Certification of the Principal Executive Officer

pursuant to U.S.C. Section 1350 as adopted

pursuant to Section 906 of the Sarbanes-Oxley

Act of 2002

Attached

4

 (32.2)

Certification of the Principal Financial Officer

pursuant to U.S.C. Section 1350 as adopted

pursuant to Section 906 of the Sarbanes-Oxley

Act of 2002

Attached

SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REDDI BRAKE SUPPLY CORPORATION

Date: November 10th, 2004

By: /s/ Michael J. Zwebner

Michael J. Zwebner, President

Date: November 10th, 2004

By: /s/ Ronald S. Friend

Ronald S. Friend, Treasurer