Form 10QSB
period 2004-12-31
REDDI BRAKE SUPPLY CORP
filed 2005-02-11
CIK 867687

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2004

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

Yes [ X] No [   ]

APPLICABLE ONLY TO CORPORATE ISSUERS: The number of shares authorized of each of the issuer's classes of common equity: 100,000,000 shares, par value $.0001 per share

As of February 7, 2005 issuer had 279,400 shares of its $.0001 par value common stock outstanding and 2,000,000 shares of its $.0001 par value preferred stock.

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS: Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Exchange Act subsequent to the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

Transitional Small Business Format: Yes [ ] No [ X ]

PART I

FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

REDDI  BRAKE  SUPPLY  CORPORATION

(Development Stage Company)

BALANCE SHEETS

December 31, 2004 and June 30, 2004

Dec 31, 2004

Jun 30, 2004

ASSETS

CURRENT ASSETS

Cash

$           -

$             -

         Total Current Assets

 $           -

$             -

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES

    Accounts payable - affiliate

$  90,000

$           -

Accounts payable – related party

7,432

35,953

    Accounts payable – legal

24,900

62,464

    Total Current Liabilities

122,332

98,417

STOCKHOLDERS' DEFICIENCY

    Preferred stock

       2,500,000 shares authorized at $0.0001 par value;

       2,000,000 shares issued and outstanding

200

200

Common stock

       100,000,000 shares authorized at $0.0001 par value;

   279,400 shares issued and outstanding on December 31;

   129,400 shares issued and outstanding on June 30

28

13

Capital in excess of par value

 37,401,680

37,286,631

    Accumulated deficit - Note 1

(37,524,240)

(37,385,261)

 Total Stockholders'  Deficiency

(122,332)

(98,417)

$                -

$                -

               The accompanying notes are an integral part of these financial statements.

REDDI  BRAKE  SUPPLY  CORPORATION

(Development Stage Company)

STATEMENT OF OPERATIONS

For the Three and Six Months Ended December 31, 2004 and 2003 and the period

July 1, 1997 (date of inception of development stage) to December 31, 2004

    Three Months

Six Months

July 1, 1997

Dec 31,

Dec 31,

Dec 31,

Dec 31,

to

2004

2003

  2004

  2003

 Dec 31, 2004

REVENUES

$       -

$       -

$         -

$        -

$             -

EXPENSES

Consultants

105,000

-

137,500

-

137,500

   Administrative

1,479

825

1,479

903

430,097

NET  LOSS

- before other gains and losses

(106,479)

(825)

 (138,979)

 (903)

(567,597)

OTHER GAINS AND LOSSES

   Interest

-

-

-

-

(4,036,995)

   Loss on liquidation

of assets and liabilities

-

-

-

-

(25,223,711)

   Gain on settlement of debt

-

26,469

-

26,469

12,556,042

________

______

________

_____

___________

NET LOSS

$ (106,479)

$ 25,644

$ (138,979)

$ 25,566

$ (17,272,261)

LOSS PER COMMON

SHARE

Basic and diluted

$ (.46)

$  .23

$ (.68)

$    .22

AVERAGE  OUTSTANDING SHARES

 - stated in 1,000’s

     Basic

229

113

204

113

     Diluted

231

115

206

115

The accompanying notes are an integral part of these financial statements.

REDDI  BRAKE  SUPPLY  CORPORATION

(Development Stage Company)

STATEMENT OF CHANGES  IN STOCKHOLDERS' EQUITY

Period July 1, 1997 (date of inception of development stage)  to December 31, 2004

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

Net loss for the year

 ended June 30, 2004

            -

    -

        -

    -

    -                     (21,369)

Issuance of common stock for payment

   of debt

            -

    -

25,000

    3                 37,561

-

Issuance of common stock for services

   at $.10

            -

    -

25,000

    2                    2,498

-

Issuance of common stock for services

   at $.10

            -

    -

              100,000

   10                 74,990

-

Net loss for the six months

   ended December 31, 2004

            -

    -

         -

    -

    -

(138,979)

________

_____

_______

_____

_________

__________

Balance December 31, 2004

2,000,000

$ 200

279,400

  $28         $ 37,401,680

$(37,524,240)

The accompanying notes are an integral part of these financial statements.

REDDI  BRAKE  SUPPLY  CORPORATION

(Development Stage Company)

STATEMENT OF CASH FLOWS

For the Six Months Ended December 31, 2004  and 2003 and the Period

July 1, 1997 (date of inception of development stage) to December 31, 2004

Six Months

Dec 31,

Dec 31,

July 1, 1997

  2004

  2003

 to Dec 31, 2004

CASH FLOWS FROM

OPERATING ACTIVITIES

Net loss

$ (138,979)

$25,566

$(17,272,261)

Adjustments to reconcile net loss to

net cash provided by operating

activities

           Change in available-for-sale- securities

-

-

2,034

           Changes in accounts receivables

-

-

12,756

           Changes in accounts payable

61,479

903

426,370

           Loss of assets

-

-

25,223,711

           Accrued interest - convertible debt

-

-

4,036,995

           Issuance of common stock for settlement of legal action

-

-

22,200

           Issuance of preferred stock for expenses

77,500

-

87,500

           Issuance of common stock for payment and settlement of debt

-

(26,469)

(12,569,960)

_____

_____

_________

  Net Cash Used in Operations

        -

        -

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

Income Taxes

The Company utilizes the liability method of accounting for income taxes.  Under the liability method deferred tax assets and liabilities are determined based on the differences between financial reporting and the tax bases of the assets and liabilities and are measured using the enacted tax rates and laws that will be in effect, when the differences are expected to reverse.  An allowance against deferred tax assets is recognized, when it is more likely than not, that such tax benefits will not be realized. On December 31, 2004 the Company did not have a net operating loss available for carry forward.

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

3.  CAPITAL STOCK

During March 2004 the Company issued 16,000 post split common shares as a settlement of a legal action. During the six months ended December 31, 2004 the Company issued 150,000 post split common shares for payment of debt and for services.

On March 10, 2004 the Company completed a reverse common stock split of one share for 750 outstanding shares.  This report has been prepared showing post split shares from inception.

REDDI  BRAKE  SUPPLY  CORPORATION

NOTES TO FINANCIAL STATEMENTS (Continued)

December 31, 2004

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

5.  SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

Officers-directors and their controlled entities have acquired 2,000,000 shares  of the Company=s outstanding convertible class C preferred stock with voting rights shown in note 4 and have made no interest, demand loans to the Company and have accrued consultants fees of  $97,432.

6.  GOING CONCERN

The Company does not have the necessary working capital to service its debt and for its planned activity, which raises substantial doubt about its ability to continue as a going concern. Continuation of the Company as a going concern is dependent upon obtaining additional working capital and the management of the Company has developed a strategy, which it believes will accomplish this objective through settlement of its debt by the issuance of common stock, additional loans from related parties, and equity funding which will enable the Company to conduct operations for the coming year.

ITEM 2.

MANAGEMENT=S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

 Results of Operations

Six Months Ended December 31st 2004

The Company had no revenue from continuing operations for the six month period ending December 31st 2004.

General and administrative expenses for the six month period ending December 31st, 2004 were $138,979. General and administrative expenses for the six month period ending December 31st, 2003 were $903. These expenses are attributable to the administrative, legal, professional, and accounting costs associated with the duties of a publicly reporting company.  There was no Interest expense for the period. The company realized a net loss of $138,979 for the six month period ended December 31st 2004, as compared to a net gain of $25,566 for the same period in 2003. From inception to through December 31, 2004, the company recorded a net loss of $17,272,261.

Liquidity and Capital Resources

At December 31st 2004, the Company had a working capital deficit of $122,332, as compared to a working capital deficit of $69,482 at December 31st 2003.

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

The Company’s chairman Michael J. Zwebner has agreed to finance the Company’s financial cash needs for all ongoing administration costs until such time as the Company raises alternate funding from third party sources.

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

In June 2004, the company filed suit in federal court in Utah against Corporate Stock Corporation, in the amount of $25,000. The claims relate to unfair and unrealistic cash demands made of the company in early April, upon the company notifying CST of its desire and intention to terminate its relationship with CST.

As of current, there has been no significant development in the case to report, other than that the Company attorney has indicated that negotiations are now in hand for a possible settlement of the case.

ITEM 2.

CHANGES IN SECURITIES

During the six months ended December 31, 2004 the Company issued 150,000 post split common shares for payment of debt and for services.

On March 10, 2004 the Company completed a reverse common stock split of one share for 750 outstanding shares.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

None

ITEM 5.

OTHER INFORMATION

Subsequent Events

The company continues to conduct negotiations with several alternate international entities for the purposes of enacting an acquisition. During this financial quarter, Management has and is currently evaluating several new acquisition target companies. In particular, lengthy discussions have been held to negotiate the terms to acquire a high tech company featuring exclusive patented computer related technologies. Management is hopeful that a transaction with this group will be concluded before the end of this financial year.

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

REDDI BRAKE SUPPLY CORPORATION

Date: February 7, 2005

By: /s/ Michael J. Zwebner

Michael J. Zwebner, President

Date: February 7, 2005

By: /s/ Ronald S. Friend

Ronald S. Friend, Treasurer