Form 10QSB
period 2005-03-31
REDDI BRAKE SUPPLY CORP
filed 2005-04-22
CIK 867687

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

Yes [ X] No [   ]

APPLICABLE ONLY TO CORPORATE ISSUERS: The number of shares authorized of each of the issuer's classes of common equity: 100,000,000 shares, par value $.0001 per share

As of April 19, 2005 issuer had 279,400 shares of its $.0001 par value common stock outstanding and 2,000,000 shares of its $.0001 par value preferred stock.

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

March 31, 2005 and June 30, 2004

Mar 31, 2005

Jun 30, 2004

ASSETS

CURRENT ASSETS

Cash

$           -

$             -

         Total Current Assets

 $           -

$             -

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES

    Accounts payable - affiliate

$ 120,000

$           -

Accounts payable – related party

8,402

35,953

    Accounts payable – legal

24,900

62,464

    Total Current Liabilities

153,302

98,417

STOCKHOLDERS' DEFICIENCY

    Preferred stock

       2,500,000 shares authorized at $0.0001 par value;

       2,000,000 shares issued and outstanding

200

200

Common stock

       100,000,000 shares authorized at $0.0001 par value;

   279,400 shares issued and outstanding on March 31;

   129,400 shares issued and outstanding on June 30

28

13

Capital in excess of par value

 37,401,680

37,286,631

    Accumulated deficit - Note 1

(37,555,210)

(37,385,261)

 Total Stockholders'  Deficiency

(153,302)

(98,417)

$                -

$                -

               The accompanying notes are an integral part of these financial statements.

REDDI  BRAKE  SUPPLY  CORPORATION

(Development Stage Company)

STATEMENT OF OPERATIONS

For the Three and Nine Months Ended March 31, 2005 and 2004 and the period

July 1, 1997 (date of inception of development stage) to March 31, 2005

    Three Months

Nine Months

July 1, 1997

Mar 31,

Mar 31,

Mar 31,

Mar 31,

to

2005

2004

  2005

  2004

 Mar 31, 2005

REVENUES

$       -

$       -

$         -

$        -

$             -

EXPENSES

Consultants

 30,000

-

167,500

-

167,500

   Administrative

     970

       -

    2,449

   903

431,067

NET  LOSS

- before other gains and losses

(30,970)

    -

 (169,949)

 (903)

(598,567)

OTHER GAINS AND LOSSES

   Interest

-

-

-

-

(4,036,995)

   Loss on liquidation

of assets and liabilities

-

-

-

-

(25,223,711)

   Gain on settlement of debt

-

13,918

-

40,387

12,556,042

________

______

________

_____

___________

NET LOSS

$ (30,970)

$ 13,918

$ (169,949)

$ 39,484

$ (17,303,231)

LOSS PER COMMON

SHARE

Basic and diluted

$ (.11)

$  .12

$ (.69)

$    .35

AVERAGE  OUTSTANDING SHARES

 - stated in 1,000’s

     Basic

279

119

246

114

     Diluted

281

121

248

116

The accompanying notes are an integral part of these financial statements.

REDDI  BRAKE  SUPPLY  CORPORATION

(Development Stage Company)

STATEMENT OF CHANGES  IN STOCKHOLDERS' EQUITY

Period July 1, 1997 (date of inception of development stage)  to March 31, 2005

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

-

Net loss for the nine months

   ended March 31, 2005

            -

    -

         -

    -

    -

(169,949)

________

_____

_______

_____

_________

__________

Balance March 31, 2005

2,000,000

$ 200

279,400

  $28         $ 37,401,680

$(37,555,210)

The accompanying notes are an integral part of these financial statements.

REDDI  BRAKE  SUPPLY  CORPORATION

(Development Stage Company)

STATEMENT OF CASH FLOWS

For the Nine Months Ended March 31, 2005  and 2004 and the Period

July 1, 1997 (date of inception of development stage) to March 31, 2005

Nine Months

Mar 31,

Mar 31,

July 1, 1997

  2005

  2004

 to Mar 31, 2005

CASH FLOWS FROM

OPERATING ACTIVITIES

Net loss

$ (169,949)

$39,484

$(17,303,231)

Adjustments to reconcile net loss to

net cash provided by operating

activities

           Change in available-for-sale- securities

-

-

2,034

           Changes in accounts receivables

-

-

12,756

           Changes in accounts payable

92,449

(25,566)

457,340

           Loss of assets

-

-

25,223,711

           Accrued interest - convertible debt

-

-

4,036,995

           Issuance of common stock for settlement of legal action

-

18,000

22,200

           Issuance of preferred stock for expenses

77,500

-

87,500

           Issuance of common stock for payment and settlement of debt

-

(31,918)

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

March 31, 2005

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

Income Taxes

The Company utilizes the liability method of accounting for income taxes.  Under the liability method deferred tax assets and liabilities are determined based on the differences between financial reporting and the tax bases of the assets and liabilities and are measured using the enacted tax rates and laws that will be in effect, when the differences are expected to reverse.  An allowance against deferred tax assets is recognized, when it is more likely than not, that such tax benefits will not be realized. On March 31, 2005 the Company did not have a net operating loss available for carry forward.

Financial Instruments

The carrying amounts of financial instruments are considered by management to be their estimated fair values due to their short term maturities.

REDDI  BRAKE  SUPPLY  CORPORATION

NOTES TO FINANCIAL STATEMENTS (Continued)

March 31, 2005

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

3.  CAPITAL STOCK

During March 2004 the Company issued 16,000 post split common shares as a settlement of a legal action. During the nine months ended March 31, 2005 the Company issued 150,000 post split common shares for payment of debt and for services.

On March 10, 2004 the Company completed a reverse common stock split of one share for 750 outstanding shares.  This report has been prepared showing post split shares from inception.

REDDI  BRAKE  SUPPLY  CORPORATION

NOTES TO FINANCIAL STATEMENTS (Continued)

March 31, 2005

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

5.  SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

Officers-directors and their controlled entities have acquired 2,000,000 shares  of the Company=s outstanding convertible class C preferred stock with voting rights shown in note 4 and have made no interest, demand loans to the Company and have accrued consultants fees of  $128,402.

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

ITEM 2.

MANAGEMENT=S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

 Results of Operations

Nine Months Ended March 31, 2005

The Company had no revenue from continuing operations for the nine month period ending March 31, 2005.

General and administrative expenses for the nine month period ending March 31, 2005 were $169,949. General and administrative expenses for the nine month period ending March 31, 2004 were $903. These expenses are attributable to the administrative, legal, professional, and accounting costs associated with the duties of a publicly reporting company.  There was no Interest expense for the period. The company realized a net loss of $169,949 for the nine month period ended March 31, 2005, as compared to a net gain of $39,484 for the same period in 2004. From inception to through March 31, 2005, the company recorded a net loss of $17,303,231.

Liquidity and Capital Resources

At March 31, 2005, the Company had a working capital deficit of $153,302, as compared to a working capital deficit of $37,564 at March 31, 2004.

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

The Company’s chairman Michael J. Zwebner has agreed to and has financed the Company’s financial cash needs for all ongoing administration costs until such time as the Company raises alternate funding from third party sources.

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

(b) Changes in Internal Controls.

In the quarter ended March 31, 2005, the Company did not make any significant changes in, nor take any corrective actions regarding, its internal controls or other factors that could significantly affect these controls.

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

As of current, March 31, 2005, there has been no significant development in the case to report, other than parties await certain court rulings based on Legal Motions filed by both parties. In addition, the Company attorney has indicated that negotiations are now in hand for a possible settlement of the case.

ITEM 2.

CHANGES IN SECURITIES

During the nine months ended March 31, 2005 the Company issued 150,000 post split common shares for payment of debt and for services.

On March 10, 2004 the Company completed a reverse common stock split of one share for 750 outstanding shares.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

None

ITEM 5.

OTHER INFORMATION

Subsequent Events

The company continues to conduct negotiations with several alternate international entities for the purposes of enacting an acquisition. In the last quarterly filings, we reported that lengthy discussions have been held to negotiate the terms to acquire a high tech company featuring exclusive patented computer related technologies. Management now reports that this proposed transaction did not materialize, and all efforts in that regard have ceased.

Management is hopeful that a new alternate transaction / acquisition with a different set of parties and for a different business opportunity are in negotiations, and that it is hoped that a transaction will be concluded before the end of this financial year.

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

REDDI BRAKE SUPPLY CORPORATION

Date: April 22, 2005

By: /s/ Michael J. Zwebner

Michael J. Zwebner, President

Date: April 22, 2005

By: /s/ Ronald S. Friend

Ronald S. Friend, Treasurer

12