Form 10KSB
period 2005-06-30
REDDI BRAKE SUPPLY CORP
filed 2005-09-28
CIK 867687

SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

 Form 10-QSB

 [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the annual period ended June 3 0 , 2005

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

The aggregate market value of the issuer's Common Stock held as of September 26, 2005 by non-affiliates of the issuer was $137,875.

As of September 26, 2005, issuer had 279,400 shares of its $.0001 par value common stock outstanding.

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

Since the divestiture of the Company's subsidiary, the Company has not engaged in any new operations. During the past year, the company has investigated several merger / acquisition opportunities, but has not concluded any transaction. This has been mainly due to the fact that the due diligence conducted by company officials and or professional advisors has deemed the proposed deals unsuitable for the company or too risky a transaction.

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

Contracted Consultant.

The Company has engaged the services of a business consulting entity –namely Overseas Development Holdings Corp, an entity in which the chairman owns 33% of the shares. This entity is being paid the sum of $10,000 monthly. The company has not paid any amount to this entity as of this time, and all amounts due are being accrued in the accounts of the company.

 ITEM 2. DESCRIPTION OF PROPERTY.

The Company does not own any property. The Company currently utilizes office space, free of charge, from officers and directors of the Company.

 ITEM 3. LEGAL PROCEEDINGS.

McCormick, et al., v. Reddi Brake Supply Corp., et al, L.A.S.C. Case No. BC 180840. On November 6, 1997, a class action lawsuit was filed in the Los Angeles Superior Court on behalf of all persons or entities who bought common stock of the defendant prior to March 23, 1996, and/or who bought or sold any shares thereafter until August 13, 1996, excluding defendants, their families, employees, agents or assigns.  The complaint asserts causes of action for breach of fiduciary duty by officers and directors and conspiracy to manipulate the price of the common stock of the defendant.  The Reddi Brake Defendants have denied the claims.  In May 1999, the parties reached a tentative settlement agreement, which was presented to the Court in June 1999 and in September 1999, and received preliminary approval by the Superior Court as fair, reasonable and adequate to members of the settlement class.  In December 2000, representatives of the named class members announced their intention to renegotiate certain provisions of the settlement.  In January 2001, defendants served notice of their withdrawal from the settlement. In June 2001, the Superior Court rejected the proposed settlement, found the plaintiffs’ counsel inadequate, decertified the settlement class, and ordered the class action allegations stricken from the complaint.  In July 2001, the named plaintiffs obtained new counsel and, in March 2002, the parties entered into a new tentative settlement agreement, which was preliminarily approved by the Superior Court as a fair, reasonable, and adequate to members of the settlement class in June 2003.  The parties’ have requested that the Superior Court enter an order of final approval of the settlement.  Until the Superior Court’s final approval of the settlement is entered, Defendants, including Reddi Brake, have the right to withdraw from the settlement upon the occurrence of events specified in the tentative settlement agreement, which is on file with the Superior Court.

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

The Complaint contains further allegations and seeks damages in the amount of $25,000. The defendant filed an answer in which it denied the allegations and also filed a counterclaim. There are several motions in court at this time before the judge, but as of September 26th 2005, there has been no further action in the case.

 ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS.

None

 PART II

 ITEM 2. OTHER INFORMATION

Reverse Split of Issued and Outstanding Common Stock

On March 10, 2004, the Board of Directors resolved that the Company effect a reverse split of its common stock on a 750 to 1 basis with fractional shares to be rounded up to the next whole share. The total issued and outstanding common shares before the reverse was 96,615,220 and after the reverse split became effective on March 22, 2004 the Company had a total of 129,400 common shares issued and outstanding. As a result of the reverse split the Company received the new trading symbol – “RDDI”. The Company has issued 150,000 common shares during this fiscal year for payment of debt and services resulting in a total of 279,400 common shares being issued and outstanding.

 ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS.

The Company's common stock is listed on the Over the Counter Bulletin Board ("OTCBB"), under the symbol "RDDI". As of September 26, 2005 the Company had 279,400 shares of common stock issued and outstanding, and 2,000,000 shares of preferred stock issued and outstanding.

The following quotations, as provided by the National Quotation Bureau, represent prices between dealers and do not include retail markup, markdown or commission. In addition, these quotations do not represent actual transactions.

	CLOSING BID HIGH	LOW	CLOSING ASK HIGH	LOW

2001
First Quarter Second Quarter Third Quarter Fourth Quarter	.01 .008 .005 .004	.005 .004 .003 .001	.015 .01 .008 .006	.008 .005 .003 .001

2002
First Quarter Second Quarter Third Quarter Fourth Quarter	.006 .013 .004 .003	.001 .002 .001 .001	.008 .014 .005 .004	.001 .002 .001 .001

2003
First Quarter Second Quarter Third Quarter Fourth Quarter	.003 .003 .003 .003	.001 .001 .001 .001	.004 .004 .004 .004	.001 .001 .001 .001

2004
First Quarter Second Quarter Third Quarter Fourth Quarter	.003 5.00 1.10 3.00	.001 1.10 1.10 1.10	.004 5.00 3.50 5.00	.001 1.10 3.50 3.00

2005
First Quarter Second Quarter	1.75 1.01	.60 .25	3.00 1.05	1.01 1.00

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

None.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

As of the fiscal year end June 30, 2005 the Company's total current assets are $0 in cash. The Company has current liabilities in the amount of $184,102 which includes $159,202 in demand notes for expenses paid on behalf of the Company by one its directors.

The Company did not generate any revenue from operations during fiscal years 2005 and 2004. The Company has no material commitments for capital expenditures for the next twelve months.

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

 PART III

 ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The following tables sets forth as of June 30, 2005, the name, age, and position of each executive officer and director and the term of office of each director of the Company.

Name	Age	Position	Director or Officer Since
Michael J. Zwebner	53	President and Director	April 2004
Ronald S. Friend Paul Holm	50 52	Secretary/Treasurer and Director Director	April 2004 April 2004

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth as of September 26, 2005, the name and the number of shares of the Company's voting stock, consisting of Common Stock, par value. $.0001, one vote per share and Class C Preferred stock with voting rights of 50 votes per share (hereinafter collectively referred to as the "Voting Stock") held of record, or was known by the Company to own beneficially, more than 5% of the Company's issued and outstanding Voting Stock; plus, the name and shareholdings of each director and of all officers and directors as a group.

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

 ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

Reports on Form 8-K

None

Exhibits

  Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-B.

Exhibit No.	SEC Ref. No.	Title of Document	Location

1	3(i)	Articles of Incorporation	See Note (1)
2	3(i)	Articles of Amendment to the Articles of Incorporation	See Note (1)
3	3(i)	Articles of Amendment to the Articles of Incorporation	See Note (1)
4	3(i)	Articles of Amendment to the Articles of Incorporation	See Note (1)
5	3(i)	Articles of Amendment to the Articles of Incorporation	See Note (1)
6	3(i)	Articles of Amendment to the Articles of Incorporation	See Note (1)
7	3(ii)	By Laws	See Note (1)
8	4	Certificate of Designation for Preferred Class C Stock	See Note (2)

9	4	Certificate of Amendment to Preferred Class B Stock	See Note (3)
10	10	Asset Purchase Agreement	See Note (1)
11	10	Lease Agreement	See Note (1)
12	27	Financial Data Schedule	See Note (1)
13	99	Order Confirming Plan of Reorganization	See Note (1)
14a	31.1	CEO Certification under Section 302 of the Sarbanes-Oxley Act of 2002	Attached
14b	31.2	CFO Certification under Section 302 of the Sarbanes-Oxley Act of 2002	Attached
15a	32.1	CEO Certification under Section 906 of the Sarbanes-Oxley Act of 2002	Attached
15b	32.2	CFO Certification under Section 906 of the Sarbanes-Oxley Act of 2002	Attached

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

 ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

(1) Audit Fees.

The Company was billed the following amounts for its fiscal years 2004 and 2005, for professional services rendered by its principal accountant for the audits of the Company’s annual financial statements and for reviews of the Company’s quarterly financial statements:

2004:  $ 2,500

2005:  $ 2055

(2) Audit-Related Fees.

The Company was billed the following amounts for its fiscal years 2004 and 2005, for assurance and related services by the Company’s principal accountant that are reasonably related to the performance of the audits or reviews of the Company’s financial statements not otherwise reported under Item 14(1), above:

2004:  $ 0

2005:  $ 0

(3) Tax Fees.

The Company was billed the following amounts for its fiscal years 2004 and 2005, for professional services rendered by its principal accountant for tax compliance, tax advice, and tax planning:

2004:  $ 0

2005:  $ 0

(4) All Other Fees.

The Company was billed the following amounts for its fiscal years 2004 and 2005, for professional services rendered by its principal accountant for all other fees not otherwise reported under Item 14(1), (2) or (3), above

(5) Audit Committee Policies and Procedures.

Not applicable

(6) If greater than 50 percent, disclose the percentage of hours expended on the principal accountant’s engagement to audit the registrant’s financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant’s full-time, permanent employees.

Not applicable

 SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REDDI BRAKE SUPPLY CORPORATION

Date: September 27, 2005

By: /s/ Michael J. Zwebner

Michael J. Zwebner, President

Date: September 27, 2005

By: /s/ Ronald S. Friend

Ronald S. Friend, Treasurer

MADSEN & ASSOCIATES, CPA=s Inc.                                             684 East Vine St, Suite 3

Certified Public Accountants and Business Consultants                                   Murray, Utah 84107

Telephone 801 268-2632

Fax 801-262-3978

Board of Directors

Reddi Brake Supply Corporation

Salt Lake City, Utah

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying balance  sheet of  Reddi Brake Supply Corporation    (development stage company) at June 30, 2005, and the related statements of operations, stockholders' equity, and cash flows for the  years ended June 30, 2005  and 2004,  and the period July 1, 1997 (date of inception of development stage) to June 30, 2005.  These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of  Reddi Brake Supply Corporation  at June 30, 2005,  and the results of  operations, and  cash flows for the  years ended June 30, 2005 and 2004, and the period July 1,  1997 to June  30, 2005, in conformity with accounting principles generally accepted in the United States of America.

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

Salt Lake City, Utah

September 26, 2005                                                         /s/ Madsen & Associates, CPA’s Inc.

REDDI  BRAKE  SUPPLY  CORPORATION

(Development Stage Company)

BALANCE SHEET

June 30, 2005

____________________________________________________________________________________________

ASSETS

CURRENT ASSETS

Cash

$            -

Total Current Assets

$            -

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES

    Accounts payable - related parties

$ 159,202

    Accounts payable

  24,900

 Total Current Liabilities

184,102

STOCKHOLDERS' DEFICIENCY

    Preferred stock

       2,500,000 shares authorized at $0.0001 par value;

       2,000,000 shares issued and outstanding

200

Common stock

       100,000,000 shares authorized  at $0.0001 par value;

       279,400 shares issued and outstanding

28

Capital in excess of par value

37,399,180

    Accumulated deficit

(37,583,510)

Total Stockholders'  Deficiency

     (184,102)

$                   -

                   The accompanying notes are an integral part of these financial statements.

REDDI  BRAKE  SUPPLY  CORPORATION

(Development Stage Company)

STATEMENTS OF OPERATIONS

For the  Years Ended June 30, 2005 and 2004 and the period

July 1, 1997 (date of inception of development stage) to June 30, 2005

_________________________________________________________________________________________________________

July 1, 1997

 June 30,

June 30,

to

  2005

  2004

 June 30, 2005

REVENUES

$          -

$          -

$            -

EXPENSES

   Consultants

195,000

-

195,000

   Administrative

    3,249

61,756

445,785

NET OPERATING  LOSS - before other income (losses)

(198,249)

(61,756)

(640,785)

OTHER INCOME (LOSSES)

    Interest expense

-

-

(4,036,995)

    Loss on liquidation of assets and liabilities

-

-

(25,223,711)

Gain on payment and settlement of debt

            -

 40,387

 12,569,960

NET INCOME (LOSS)

$ (198,249)

$ (21,369)

$ (17,331,531)

NET LOSS PER COMMON

SHARE

Basic  and diluted

$        (.93)

$           -

AVERAGE  OUTSTANDING

    SHARES

     Basic

216,900

126,733

     Diluted

218,900

128,733

The accompanying notes are an integral part of these financial statements.

REDDI  BRAKE  SUPPLY  CORPORATION

(Development Stage Company)

STATEMENT OF CHANGES  IN STOCKHOLDERS' EQUITY

Period July 1, 1997 (date of inception of development stage)  to June 30, 2005

_______________________________________________________________________________________________________________

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

-

-

-

 (21,369)

Issuance of common stock for payment

   of debt at $.75 - October 2004

-

-

50,000

5

37,559

-

Issuance of common stock for services

    at $.75 - October 2004

-

-

100,000

10

 74,990

-

Net loss for the year

   ended June 30, 2005

-

-

-

-

-

(198,249)

________

___

______

___

________

__________

Balance June 30, 2005

2,000,000

$ 200

279,400

$28

$37,399,18

$(37,583,510)

The accompanying notes are an integral part of these financial statements.

REDDI  BRAKE  SUPPLY  CORPORATION

(Development Stage Company)

STATEMENT OF CASH FLOWS

For the  Years Ended June 30, 2005  and 2004 and the Period

July 1, 1997 (date of inception of development stage) to June 30, 2005

_________________________________________________________________________________________________________________

June 30,

June 30,

July 1, 1997

  2005

  2004

 to June 30, 2005

CASH FLOWS FROM

OPERATING ACTIVITIES

Net profit (loss)

$ (198,249)

$ (21,369)

$(17,331,531)

Adjustments to reconcile net loss to

net cash provided by operating

activities

           Changes in available-for-sale securities

-

-

2,034

           Changes in accounts receivable

-

-

12,756

           Changes in accounts payable

123,249

43,756

488,140

           Loss of assets

-

-

25,223,711

           Accrued interest - convertible debt

-

-

4,036,995

            Issuance common stock for settlement of legal action

-

18,000

22,200

  Issuance common stock for services

75,000

-

75,000

  Issuance of preferred stock for expenses

-

-

10,000

            Settlement of debt

-

(40,387)

(12,569,960)

_____

______

________

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

NON CASH FLOWS FROM OPERATING AND FINANCING ACTIVITIES

Issuance of 1,340 shares common stock for expenses - 1999

$ 4,200

Issuance of 2,000,000 shares class C preferred stock for expenses - 2000

10,000

Issuance of  12,886 shares common stock for payment and settlement of debt -2001

38,461

Issuance of 16,000 shares common stock for settlement of  legal action - 2003

18,000

Issuance of 50,000 shares common stock for payment of debt - 2004

37,564

Issuance of 100,000 shares common stock for services - 2004

75,000

The accompanying notes are an integral part of these financial statements.

REDDI  BRAKE  SUPPLY  CORPORATION

NOTES TO FINANCIAL STATEMENTS

June 30, 2005

______________________________________________________________________________________________________

1.

ORGANIZATION

The Company was incorporated under the laws of the State of Nevada on July 12, 1990 with name AFranklin Capital, Inc@ with authorized common stock of 35,000,000 shares with a par value of $0.0001 and preferred stock of 2,500,000 shares with a par value of $0.0001. On October 24, 1996   the authorized common stock was increased to 75,000,000 shares and on January 12, 2001 to 100,000,000 shares with the same par value. The Company had several name changes and on April 21, 1994 changed its name to “Reddi Brake Supply Corporation”.

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

Income Taxes

The Company utilizes the liability method of accounting for income taxes.  Under the liability method deferred tax assets and liabilities are determined based on the differences between financial reporting and the tax bases of the assets and liabilities and are measured using the enacted tax rates and laws that will be in effect, when the differences are expected to reverse.  An allowance against deferred tax assets is recognized, when it is more likely than not, that such tax benefits will not be realized. On June 30, 2005 the Company did not have a  net operating loss available for carry forward.

Financial Instruments

The carrying amounts of financial instruments, including  accounts payable,  are considered by management to be their estimated fair values due to their short term maturities.

REDDI  BRAKE  SUPPLY  CORPORATION

NOTES TO FINANCIAL STATEMENTS (Continued)

June 30, 2005

______________________________________________________________________________________________________

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

REDDI  BRAKE  SUPPLY  CORPORATION

NOTES TO FINANCIAL STATEMENTS (Continued)

June 30, 2005

____________________________________________________________________________________________________________

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

5.  SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

Officers-directors and their controlled entities  have acquired  2,000,000 shares  of the Company’s outstanding convertible class C preferred stock with voting rights shown in note 4 and have made  no interest, demand loans and accrued consultants fees  of $159,202

6.  GOING CONCERN

The Company  does not have the necessary working capital to  service its debt and for its  planned activity, which raises substantial doubt about its ability to continue as a going concern. Continuation of the Company  as a going concern is dependent upon obtaining additional working capital and the management of the Company has developed a strategy, which it believes will accomplish this objective through settlement of its debt by the issuance of common shares, additional loans from related parties, and  equity funding  which will enable the Company to conduct operations for the coming year.