Form 10QSB
period 2005-09-30
REDDI BRAKE SUPPLY CORP
filed 2005-11-15
CIK 867687

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes [ X] No [   ]

APPLICABLE ONLY TO CORPORATE ISSUERS: The number of shares authorized of each of the issuer's classes of common equity: 100,000,000 shares, par value $.0001 per share

As of November 14, 2005 issuer had 279,400 shares of its $.0001 par value common stock outstanding and 2,000,000 shares of its $.0001 par value preferred stock.

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS: Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Exchange Act subsequent to the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

Transitional Small Business Format: Yes [ ] No [ X ]

PART I

FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

REDDI  BRAKE  SUPPLY  CORPORATION

(Development Stage Company)

BALANCE SHEET

September 30, 2005 and June 30, 2005

__________________________________________________________________________

Sept 30, 2005

Jun 30, 2005

ASSETS

CURRENT ASSETS

Cash

$           -

$             -

         Total Current Assets

 $          -        $            -

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES

    Accounts payable - related parties

$ 191,832

$ 159,202

    Accounts payable

27,970

24,900

    Total Current Liabilities

219,802

184,102

STOCKHOLDERS' DEFICIENCY

    Preferred stock

       2,500,000 shares authorized at $0.0001 par value;

       2,000,000 shares issued and outstanding

200

200

Common stock

       100,000,000 shares authorized at $0.0001 par value;

   279,400 shares issued and outstanding

28

28

Capital in excess of par value

 37,399,180

37,399,180

    Accumulated deficit

(37,619,210)

(37,583,510)

 Total Stockholders'  Deficiency

(219,802)

(184,102)

$                -

$                -

The accompanying notes are an integral part of these financial statements.

REDDI  BRAKE  SUPPLY  CORPORATION

(Development Stage Company)

STATEMENT OF OPERATIONS

For the Three Months Ended September 30, 2005 and 2004 and the period

July 1, 1997 (date of inception of development stage) to September 30, 2005

July 1, 1997

 Sept 30,

Sept 30,

to

  2005

  2004

 Sept 30, 2005

REVENUES

$         -

$        -

$             -

EXPENSES

   Consultants

30,000

30,000

225,000

   Administrative

  5,700

  2,500

451,485

NET OPERATING LOSS – before other

income (losses)

 (35,700)

 (32,500)

(676,485)

OTHER INCOME (LOSSES)

   Interest expense

-

-

(4,036,995)

   Loss on liquidation of assets and liabilities

-

-

(25,223,711)

   Gain on payment and settlement of debt

-

-

12,569,960

________

_____

___________

NET INCOME (LOSS)

$ (35,700)

$ (32,500)

$ (17,367,231)

LOSS PER COMMON

SHARE

Basic and diluted

$   (.13)

$   (.25)

AVERAGE  OUTSTANDING

    SHARES

     Basic

279,400

129,400

     Diluted

281,400

131,400

The accompanying notes are an integral part of these financial statements.

REDDI  BRAKE  SUPPLY  CORPORATION

(Development Stage Company)

STATEMENT OF CASH FLOWS

For the Three Months Ended September 30, 2005  and 2004 and the Period

July 1, 1997 (date of inception of development stage) to September 30, 2005

____________________________________________________________________________________________________

Sept 30,

Sept 30,

July 1, 1997

  2005

  2004

 to Sept 30, 2005

CASH FLOWS FROM

OPERATING ACTIVITIES

Net profit (loss)

$ (35,700)

$(32,500)

$(17,367,231)

Adjustments to reconcile net loss to

net cash provided by operating activities

           Change in available-for-sale- securities

-

-

2,034

           Changes in accounts receivables

-

-

12,756

           Changes in accounts payable

35,700

30,000

523,840

           Loss of assets

-

-

25,223,711

           Accrued interest - convertible debt

-

-

4,036,995

           Issuance of common stock for settlement of legal action

-

-

22,200

  Issuance of common stock for services

-

-

75,000

           Issuance of preferred stock for expenses

-

2,500

10,000

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

Issuance of 1,340 shares common stock for expenses – 1999

$  4,200

Issuance of 2,000,000 shares class C preferred stock for expenses – 2000

10,000

Issuance of 12,886 shares common stock for payment and settlement of debt – 2001

38,461

Issuance of 16,000 shares common stock for settlement of legal action – 2003

18,000

Issuance of 50,000 shares common stock for payment of debt – 2004

37,564

Issuance of 100,000 shares common stock for services – 2004

75,000

The accompanying notes are an integral part of these financial statements.

REDDI  BRAKE  SUPPLY  CORPORATION

NOTES TO FINANCIAL STATEMENTS

September 30, 2005

1.

ORGANIZATION

The Company was incorporated under the laws of the State of Nevada on July 12, 1990 with name “Franklin Capital, Inc” with authorized common stock of 35,000,000 shares with a par value of $0.0001 and preferred stock of 2,500,000 shares with a par value of $0.0001. On October 24, 1996   the authorized common stock was increased to 75,000,000 shares and on January 12, 2001 to 100,000,000 shares with the same par value. The Company had several name changes and on April 21, 1994 changed its name to “Reddi Brake Supply Corporation”.

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

Income Taxes

The Company utilizes the liability method of accounting for income taxes.  Under the liability method deferred tax assets and liabilities are determined based on the differences between financial reporting and the tax bases of the assets and liabilities and are measured using the enacted tax rates and laws that will be in effect, when the differences are expected to reverse.  An allowance against deferred tax assets is recognized, when it is more likely than not, that such tax benefits will not be realized. On September 30, 2005 the Company did not have a  net operating loss available for carry forward.

Financial Instruments

The carrying amounts of financial instruments, including  accounts payable,  are considered by management to be their estimated fair values due to their short term maturities.

REDDI  BRAKE  SUPPLY  CORPORATION

NOTES TO FINANCIAL STATEMENTS (Continued)

September 30, 2005

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

September 30, 2005

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

5.  SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

Officers-directors and their controlled entities  have acquired  2,000,000 shares  of the Company’s outstanding convertible class C preferred stock with voting rights shown in note 4 and have made  no interest, demand loans and accrued consultants fees  of $191,832

6.  GOING CONCERN

The Company  does not have the necessary working capital to  service its debt and for its  planned activity,

which raises substantial doubt about its ability to continue as a going concern. Continuation of the Company  as a going concern is dependent upon obtaining additional working capital and the management of the Company has developed a strategy, which it believes will accomplish this objective through  additional loans from related parties, and  equity funding  which will enable the Company to conduct operations for the coming year.

ITEM 2.

MANAGEMENT=S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

 Results of Operations

Three Months Ended September 30, 2005

The Company had no revenue from continuing operations for the three month period ending September 30, 2005.

General and administrative expenses for the three-month periods ending September 30, 2005 were $5,700. General and administrative expenses for the three month period ending September 30, 2004 were $2,500. These expenses are attributable to the administrative, legal, professional, and accounting costs associated with the duties of a publicly reporting company.  The Company incurred $30,000 in consultants’ expenses for the three-months ended September 30, 2005 compared to $30,000 for the same period in 2004. There was no Interest expense for the period. The company realized a net loss of $35,700 for the three-month period ended September 30, 2005, as compared to net losses of $32,500 for the same period in 2004. From inception to through September 30, 2005, the company recorded a net loss of $17,367,231.

Liquidity and Capital Resources

At September 30, 2005, the Company had a working capital deficit of $219,802, as compared to a working capital deficit of $184,102 at September 30, 2004.

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

(b) Changes in Internal Controls.

In the quarter ended September 30, 2005, the Company did not make any significant changes in, nor take any corrective actions regarding, its internal controls or other factors that could significantly affect these controls.

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

None.

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

REDDI BRAKE SUPPLY CORPORATION

Date: November 14, 2005

By: /s/ Michael J. Zwebner

Michael J. Zwebner, President

Date: November 14, 2005

By: /s/ Ronald S. Friend

Ronald S. Friend, Treasurer

11