Form 10QSB
period 2005-12-31
REDDI BRAKE SUPPLY CORP
filed 2006-02-09
CIK 867687

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2005

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

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes [ X] No [   ]

APPLICABLE ONLY TO CORPORATE ISSUERS: The number of shares authorized of each of the issuer's classes of common equity: 100,000,000 shares, par value $.0001 per share

As of February 2, 2006 issuer had 279,400 shares of its $.0001 par value common stock outstanding and 2,000,000 shares of its $.0001 par value preferred stock.

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

December 31, 2005 and June 30, 2005

Dec 31,

Jun 30,

2005

2005

ASSETS

CURRENT ASSETS

Cash

$           -

$             -

         Total Current Assets

 $           -

$             -

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES

    Accounts payable - related party

$ 222,632

$ 159,202

Accounts payable

27,970

24,900

    Total Current Liabilities

250,602

184,102

STOCKHOLDERS' DEFICIENCY

    Preferred stock

       2,500,000 shares authorized at $0.0001 par value;

       2,000,000 shares issued and outstanding

200

200

Common stock

       100,000,000 shares authorized at $0.0001 par value;

   279,400 shares issued and outstanding

28

28

Capital in excess of par value

 37,399,180

37,399,180

    Accumulated deficit - Note 1

(37,650,010)

(37,583,510)

 Total Stockholders'  Deficiency

(250,602)

(184,102)

$                -

$                -

               The accompanying notes are an integral part of these financial statements.

REDDI  BRAKE  SUPPLY  CORPORATION

(Development Stage Company)

STATEMENT OF OPERATIONS – (unaudited)

For the Three and Six Months Ended December 31, 2005 and 2004 and the period

July 1, 1997 (date of inception of development stage) to December 31, 2005

    Three Months

Six Months

July 1, 1997

Dec 31,

Dec 31,

Dec 31,

Dec 31,

to

2005

2004

  2005

  2004

 Dec 31, 2005

REVENUES

$       -

$       -

$         -

$        -

$             -

EXPENSES

Consultants

 30,000

105,000

60,000

137,500

255,000

   Administrative

     800

    1,479

   6,500

    1,479

452,285

NET  LOSS

- before other gains and losses

(30,800)

(106,479)

(66,500)

(138,979)

(707,285)

OTHER GAINS AND LOSSES

   Interest

-

-

-

-

(4,036,995)

   Loss on liquidation

of assets and liabilities

-

-

-

-

(25,223,711)

   Gain on settlement of debt

-

-

-

-

12,569,960

_______

________

_______

________

___________

NET LOSS

$ (30,800)

$(106,479)

$(66,500)

$(138,979)

$(17,398,031)

LOSS PER COMMON SHARE

Basic and diluted

$ (.11)

$ (.83)

$ (.24)

$ (1.08)

AVERAGE  OUTSTANDING SHARES

 - stated in 1,000’s

     Basic

279

129

279

129

     Diluted

281

131

281

131

The accompanying notes are an integral part of these financial statements.

REDDI  BRAKE  SUPPLY  CORPORATION

(Development Stage Company)

STATEMENT OF CASH FLOWS – (unaudited)

For the Six Months Ended December 31, 2005  and 2004 and the Period

July 1, 1997 (date of inception of development stage) to December 31, 2005

Six Months

Dec 31,

Dec 31,

July 1, 1997

  2005

  2004

 to Dec 31, 2005

CASH FLOWS FROM

OPERATING ACTIVITIES

Net loss

$ (66,500)

$(138,979)

$(17,398,031)

Adjustments to reconcile net loss to

net cash provided by operating

activities

           Change in available-for-sale- securities

-

-

2,034

           Changes in accounts receivables

-

-

12,756

           Changes in accounts payable

66,500

61,479

554,640

           Loss of assets

-

-

25,223,711

           Accrued interest - convertible debt

-

-

4,036,995

           Issuance of common stock for settlement of legal action

-

-

22,200

  Issuance of common stock for services

-

77,500

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

December 31, 2005

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

Income Taxes

The Company utilizes the liability method of accounting for income taxes.  Under the liability method deferred tax assets and liabilities are determined based on the differences between financial reporting and the tax bases of the assets and liabilities and are measured using the enacted tax rates and laws that will be in effect, when the differences are expected to reverse.  An allowance against deferred tax assets is recognized, when it is more likely than not, that such tax benefits will not be realized. On December 31, 2005 the Company did not have a  net operating loss available for carry forward.

Financial Instruments

The carrying amounts of financial instruments  are considered by management to be their estimated fair values due to their short term maturities.

REDDI  BRAKE  SUPPLY  CORPORATION

NOTES TO FINANCIAL STATEMENTS (Continued)

December 31, 2005

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

December 31, 2005

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

5.  SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

Officers-directors and their controlled entities  have acquired  2,000,000 shares  of the Company’s outstanding convertible class C preferred stock with voting rights shown in note 4 and have made  no interest, demand loans and accrued consultants fees  of $222,632

6.  GOING CONCERN

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

ITEM 2.

MANAGEMENT=S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

 Results of Operations

Three and Six Months Ended December 31, 2005

The Company had no revenue from continuing operations for the three and six month periods ending December 31, 2005.

General and administrative expenses for the three-month period ending December 31, 2005 were $800. General and administrative expenses for the three month period ending December 31, 2004 were $1,479. General and administrative expenses for the six-month period ending December 31, 2005 were $6,500. General and administrative expenses for the three month period ending December 31, 2004 were $1,479.These expenses are attributable to the administrative, legal, professional, and accounting costs associated with the duties of a publicly reporting company.  The Company incurred $30,000 in consultants’ expenses for the three-months ended December 31, 2005 compared to $105,000 for the same period in 2004. Consultants’ expenses for the six-month periods ended December 31, 2005 and 2004 were $60,000 and $137,500, respectively. There was no Interest expense for the period. The company realized a net loss of $30,800 for the three-month period ended December 31, 2005, as compared to net losses of $106,479 for the same period in 2004. From inception to through December 31, 2005, the company recorded a net loss of $17,398,031.

Liquidity and Capital Resources

At December 31, 2005, the Company had a working capital deficit of $250,602, as compared to a working capital deficit of $184,102 at June 20, 2005.

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

(b) Changes in Internal Controls.

In the quarter ended December 31, 2005, the Company did not make any significant changes in, nor take any corrective actions regarding, its internal controls or other factors that could significantly affect these controls.

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

    31.1

Certification of the Principal Executive

Officer pursuant to Section 302

of the Sarbanes-Oxley Act of 2002

Attached

2

    31.2

Certification of the Principal Financial

Officer pursuant to Section 302

of the Sarbanes-Oxley Act of 2002

Attached

3

    32.1

Certification of the Principal Executive Officer

pursuant to U.S.C. Section 1350 as adopted

pursuant to Section 906 of the Sarbanes-Oxley

Act of 2002

Attached

4

    32.2

Certification of the Principal Financial Officer

pursuant to U.S.C. Section 1350 as adopted

pursuant to Section 906 of the Sarbanes-Oxley

Act of 2002

Attached

SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REDDI BRAKE SUPPLY CORPORATION

Date: February 9, 2006

By: /s/ Michael J. Zwebner

Michael J. Zwebner, President

Date: February 9, 2006

By: /s/ Ronald S. Friend

Ronald S. Friend, Treasurer

11