Form 10QSB
period 2006-03-31
REDDI BRAKE SUPPLY CORP
filed 2006-05-11
CIK 867687

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___ to ____

Commission File No. 0-19620

REDDI BRAKE SUPPLY CORPORATION

(Exact name of small business issuer as specified in its charter)

Nevada	84-1152135
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

1175 East 400 South, Suite 900, Salt Lake City, Utah 84111

(Address of principal executive offices)

(801) 269-8535

(Issuer's telephone number)

Check whether the Issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒   No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒   No ☐

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.   Yes ☐  No ☐

APPLICABLE ONLY TO CORPORATE REGISTRANTS

State the number of shares outstanding of each of the issuer=s classes of common equity, as of the last practicable date.

Class	Outstanding as of May 10, 2006
Common Stock, $0.0001	299,400
Preferred Stock, $0.0001	2,000,000

Transitional Small Business Disclosure Format (Check one): Yes ☐  No ☒

PART I

FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

REDDI  BRAKE  SUPPLY  CORPORATION

(Development Stage Company)

BALANCE SHEETS - unaudited

  March 31, 2006 and June 30, 2005

_________________________________________________________________________________________________

		Mar 31,		Jun 30,
ASSETS
CURRENT ASSETS

Cash		$-		$-

Total Current Assets		$-		$-

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES

Accounts payable - related party		258,756		159,202
Accounts payable		29,513		24,900

Total Current Liabilities		288,269		184,102

STOCKHOLDERS' DEFICIENCY
Preferred stock
2,500,000 shares authorized at $0.0001 par value;
2,000,000 shares issued and outstanding		200		200
Common stock
100,000,000 shares authorized at $0.0001 par value;
299,400 shares issued and outstanding on March 31,
279,400 on June 30,		30		28
Capital in excess of par value		37,404,178		37,399,180
Accumulated deficit - Note 1		(37,692,677)		(37,583,510)

Total Stockholders' Deficiency		(288,269)		(184,102)

	$		$

The accompanying notes are an integral part of these financial statements.

REDDI  BRAKE  SUPPLY  CORPORATION

(Development Stage Company)

STATEMENT OF OPERATIONS - unaudited

For the Three and Nine Months Ended March 31, 2006 and 2005 and the period

July 1, 1997 (date of inception of development stage) to March 31, 2006

________________________________________________________________________________________________

	Three Months		Nine Months		July 1, 1997
	Mar 31,	Mar 31,	Mar 31,	Mar 31,	to
	2006	2005	2006	2005	Mar 31, 2006

REVENUES	$-	$-	$-	$-	$-

EXPENSES
Consultants	40,000	30,000	100,000	167,500	295,000
Administrative	2,667	970	9,167	2,449	454,952

NET LOSS FROM
OPERATIONS	(42,667)	(30,970)	(109,167)	(169,949)	(749,952)

OTHER GAINS AND LOSSES

Interest	-	-	-	-	(4,036,995)
Loss on liquidation of assets
and liabilities	-	-	-	-	(25,223,711)
Net gain on settlement of debt	-	-	-	-	12,569,960
NET LOSS	$(42,667)	$(30,970)	$(109,167)	$(169,949)	$(17,440,698)

LOSS PER COMMON
SHARE

Basic and diluted	$(.15)	$(.11)	$(.39)	$(.69)

AVERAGE OUTSTANDING
SHARES - stated in 1,000's

Basic	279	279	279	246
Diluted	281	281	281	248

The accompanying notes are an integral part of these financial statements

REDDI  BRAKE  SUPPLY  CORPORATION

(Development Stage Company)

STATEMENT OF CHANGES  IN STOCKHOLDERS' EQUITY - unaudited

Period July 1, 1997 (date of inception of development stage)  to March  31, 2006

_________________________________________________________________________________________________

					Capital in
	Preferred Stock		Common Stock		Excess of	Accumulated
	Shares	Amount	Shares	Amount	Par Value	Deficit

Balance July 1, 1997	130,000	$13	67,261	$7	$37,098,683	$(20,251,979)
Issuance of common stock for
retirement of preferred stock	(70,000)	(7)	10,772	1	6	-
Net loss for the year
ended June 30, 1998	-	-	-	-	-	(26,091,096)
Net loss for the year
ended June 30, 1999	-	-	-	-	-	(902,293)
Preferred stock dividends	-	-	-	-	82,856	(82,856)
Issuance of common stock for
settlement of legal action -
October 1999	-	-	1,340	-	4,200	-
Issuance of class C preferred stock for
for expenses - June 14, 2000
related parties	2,000,000	200	-	-	9,800	-
Preferred stock dividends	-	-	-	-	27,727	(27,727)
Net loss for the year
ended June 30, 2000	-	-	-	-	-	(991,576)
Preferred stock dividends					6,897	(6,897)
Issuance of common stock for
retirement of preferred
stock and accrued dividends -
September 2000	(60,000)	(6)	21,141	2	4	-
Net loss for the year
ended June 30, 2001	-	-	-	-	-	(1,111,703)
Issuance of common stock for
payment and settlement of
debt - October 2001	-	-	12,886	1	38,460	-
Net profit for the
year ended June 30, 2002	-	-	-	-	-	12,000,038
Net profit for the year
ended June 30, 2003						102,197
Issuance of common stock for
settlement of debt - March 4, 2004	-	-	16,000	2	17,998	-
Net loss for the year
ended June 30, 2004	-	-	-	-	-	(21,369)
Issuance of common stock for payment
of debt at $.75 - October 2004	-	-	50,000	5	37,559	-
Issuance of common stock for services
at $.75 - October 2004	-	-	100,000	10	74,990	-
Net loss for the year
ended June 30, 2005	-	-	-	-	-	(198,249)
Issuance of common stock for services	-	-	20,000	2	4,998	-
Net loss for the nine months Mar 2006	-	-	-	-	-	(109,167)

Balance March 31, 2006	2,000,000	$200	299,400	$30	$37,404,178	$(37,692,677)

The accompanying notes are an integral part of these financial statements

REDDI  BRAKE  SUPPLY  CORPORATION

(Development Stage Company)

STATEMENT OF CASH FLOWS - unaudited

For the Nine Months Ended March 31, 2006  and 2005 and the Period

 July 1, 1997 (date of inception of development stage) to March 31, 2006

_________________________________________________________________________________________________

	Nine Months
	Mar 31,	Mar 31,	July 1, 1997
	2006	2005	to Mar 31, 2006
CASH FLOWS FROM
OPERATING ACTIVITIES

Net loss	$(109,167)	$(169,949)	$(17,440,698)
Adjustments to reconcile net loss to
net cash provided by operating
activities

Change in available-for-sale- securities	-	-	2,034
Changes in accounts receivables	-	-	12,756
Changes in accounts payable	104,167	92,449	592,307
Loss of assets	-	-	25,223,711
Accrued interest - convertible debt	-	-	4,036,995
Issuance of common stock for settlement of legal action	-	-	22,200
Issuance of common stock for expenses	5,000	77,500	80,000
Issuance of preferred stock for expenses	-	-	10,000
Net gain on settlement of debt	-	-	(12,569,960)

Net Cash Used in Operations	-	-	(30,655)

CASH FLOWS FROM INVESTING
ACTIVITIES	-	-	-

CASH FLOWS FROM FINANCING
ACTIVITIES	-	-	-

Net Increase (Decrease) in Cash	-	-	(30,655)

Cash at Beginning of Period			30,655

Cash at End of Period	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

REDDI  BRAKE  SUPPLY  CORPORATION

NOTES TO FINANCIAL STATEMENTS

March 31, 2006

_________________________________________________________________________________________________

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

Income Taxes

The Company utilizes the liability method of accounting for income taxes.  Under the liability method deferred tax assets and liabilities are determined based on the differences between financial reporting and the tax bases of the assets and liabilities and are measured using the enacted tax rates and laws that will be in effect, when the differences are expected to reverse.  An allowance against deferred tax assets is recognized, when it is more likely than not, that such tax benefits will not be realized. On March 31, 2006 the Company did not have a  net operating loss available for carry forward.

Financial Instruments

The carrying amounts of financial instruments  are considered by management to be their estimated fair values due to their short term maturities.

REDDI  BRAKE  SUPPLY  CORPORATION

NOTES TO FINANCIAL STATEMENTS (Continued)

March 31, 2006

_________________________________________________________________________________________________

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

REDDI  BRAKE  SUPPLY  CORPORATION

NOTES TO FINANCIAL STATEMENTS (Continued)

March 31, 2006

_________________________________________________________________________________________________

3.  CAPITAL STOCK

During March 2004 the Company issued 16,000  common shares as a settlement of a legal action.

During the nine months ended March 31, 2005 the Company issued 150,000  common shares for payment of debt and for  services and during the quarter ended March 31, 2006 the Company issued 20,000 common shares for services.

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

5.  SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

Officers-directors and their controlled entities  have acquired  2,000,000 shares  of the Company’s outstanding convertible class C preferred stock with voting rights shown in note 4 and have made  no interest, demand loans and accrued consultants fees  of $258,756

6.  GOING CONCERN

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

ITEM 2.

MANAGEMENT=S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

 Results of Operations

Three and Nine Months Ended March 31, 2006

The Company had no revenue from continuing operations for the three and nine month periods ending March 31, 2006.

General and administrative expenses for the three-month period ending March 31, 2006 were $2,667. General and administrative expenses for the three month period ending March 31, 2005 were $970. General and administrative expenses for the nine-month period ending March 31, 2006 were $9,167. General and administrative expenses for the three month period ending March 31, 2005 were $2,449.These expenses are attributable to the administrative, legal, professional, and accounting costs associated with the duties of a publicly reporting company.  The Company incurred $40,000 in consultants’ expenses for the three-months ended March 31, 2006 compared to $30,000 for the same period in 2005. Consultants’ expenses for the nine-month periods ended March 31, 2006 and 2005 were $100,000 and $167,500; respectively. There was no Interest expense for the period. The company realized a net loss of $42,667 for the three-month period ended March 31, 2006, as compared to net losses of $30,970 for the same period in 2005. Net losses for the nine-month periods ended March 31, 2006 and 2005 were $109,167 and $169,949; respectively. From inception to through March 31, 2006, the company recorded a net loss of $17,440,698.

Liquidity and Capital Resources

At March 31, 2006, the Company had a working capital deficit of $288,269, as compared to a working capital deficit of $184,102 at June 20, 2005.

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

(b) Changes in Internal Controls.

In the quarter ended March 31, 2006, the Company did not make any significant changes in, nor take any corrective actions regarding, its internal controls or other factors that could significantly affect these controls.

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

DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

None

ITEM 5.

OTHER INFORMATION

Michael Zwebner is also the Chairman of Universal Communication Systems, Inc., and a Director of Corridor Communications Corporation.

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

Act of 2002

Attached

SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REDDI BRAKE SUPPLY CORPORATION

Date: May 11, 2006	By: /s/ Michael J. Zwebner
Michael J. Zwebner, President

Date: May 11, 2006	By: /s/ Ronald S. Friend
Ronald S. Friend, Treasurer