Form 10KSB
period 2006-06-30
REDDI BRAKE SUPPLY CORP
filed 2006-10-10
CIK 867687

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: June 30, 2006

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to

Commission File No. 0-19620

REDDI BRAKE SUPPLY CORPORATION

(Name of small business issuer in its charter)

Nevada	84-1152135
(State or other jurisdiction	(I.R.S. Employer Identification No.)
of incorporation or organization)

1175 East 400 South, Suite 900

Salt Lake City, UT 84111

(Address of principal executive offices)

Issuer's telephone number: (801) 269-8535

Securities Registered under Section 12(b) of the Exchange Act:  None.

Securities Registered under Section 12(g) of the Exchange Act:  $.0001 par value Common Stock

Check whether the issuer is not required to file reports pursuant to Section 30 or 15(d) of the Exchange Act.  ☐

Note – checking the box will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligation under those Sections.

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the  Securities Exchange Act during  the  past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      (1) Yes ☒   No ☐    (2) Yes ☒   No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒   No ☐

State issuer's revenues for its most recent fiscal year: June 30, 2006  $0.00

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12n-2 of the Exchange Act.)

As of October 4, 2006, there were 294,850shares of common voting stock of the Registrant held by non-affiliates.  The aggregate market value of shares held by non-affiliates was $91,404.

(ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)

Not Applicable.

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Class	Outstanding as of October 4, 2006
Common Stock, $.0001 par value	299,400

DOCUMENTS INCORPORATED BY REFERENCE

A description of "Documents Incorporated by Reference" is contained in Item 13 of this Report.

Transitional Small Business Disclosure Format (Check one):   Yes ☐   No ☒

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

PROSPECTIVE INVESTORS ARE CAUTIONED THAT ANY SUCH FORWARD-LOOKING STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND INVOLVE RISKS AND UNCERTAINTIES, AND THAT ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE CONTEMPLATED BY SUCH FORWARD-LOOKING STATEMENTS. IMPORTANT FACTORS CURRENTLY KNOWN TO MANAGEMENT THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE IN FORWARD-LOOKING STATEMENTS ARE SET FORTH HEREIN.  THE COMPANY UNDERTAKES NO OBLIGATION TO UPDATE OR REVISE FORWARD-LOOKING STATEMENTS TO REFLECT CHANGED ASSUMPTIONS, THE OCCURRENCE OF UNANTICIPATED EVENTS OR CHANGES TO FUTURE OPERATING RESULTS OVER TIME.

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

ITEM 3. LEGAL PROCEEDINGS.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS.

None.

PART II

ITEM 2. OTHER INFORMATION

Reverse Split of Issued and Outstanding Common Stock

On March 10, 2004, the Board of Directors resolved that the Company effect a reverse split of its common stock on a 750 to 1 basis with fractional shares to be rounded up to the next whole share.

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS.

The Company's common stock is listed on the Over the Counter Bulletin Board ("OTCBB"), under the symbol "RDDI". As of October 4, 2006 the Company had 299,400 shares of common stock issued and outstanding, and 2,000,000 shares of preferred stock issued and outstanding.

The following quotations, as provided by the National Quotation Bureau, represent prices between dealers and do not include retail markup, markdown or commission. In addition, these quotations do not represent actual transactions.

	CLOSING BID		CLOSING ASK
	HIGH	LOW	HIGH	LOW
2004
First Quarter Second Quarter Third Quarter Fourth Quarter	.003 5.00 1.10 3.00	.001 1.10 1.10 1.10	.004 5.00 3.50 5.00	.001 1.10 3.50 3.00

2005
First Quarter Second Quarter Third Quarter Fourth Quarter	1.75 1.01 .25 .31	.60 .25 .25 .25	3.00 1.05 1.01 1.01	1.01 1.00 1.01 1.01

2006
First Quarter Second Quarter	.31 .31	.31 .31	1.01 1.01	1.01 1.01

The Company has never declared a dividend on its Common Stock. The Company has not paid, nor declared, any dividends on its Common Stock since its inception and does not intend to declare any such dividends in the foreseeable future. The Company's ability to pay dividends is subject to limitations imposed by Nevada law. Under Nevada law, dividends may be paid to the extent that the corporation's assets exceed its liabilities and it is able to pay its debts as they become due in the usual course of business.

Recent Sale of Unregistered Securities

None.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

As of the fiscal year end June 30, 2006 the Company had no assets. The Company has current liabilities in the amount of $320,689 which includes $31,933 in accounts payable and $288,756 in accounts payable to related parties for expenses paid on behalf of the Company.

The Company did not generate any revenue during fiscal years 2006 and 2005. The Company incurred expenses for the year ended June 30, 2006 of $141,587 which was comprised of $130,000 in consulting fees and $11,587 in general and administrative expenses. During the year ended June 30, 2005 the Company incurred expenses of $198,249 which was comprised of $195,000 in consulting fees and $3,249 in general and administrative expenses. The Company has no material commitments for capital expenditures for the next twelve months.

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

ITEM 8A.  CONTROLS AND PROCEDURES

(a)  Evaluation of Disclosure Controls and Procedures.  The Company's management, with the participation of the chief executive officer/chief financial officer, carried out an evaluation of the effectiveness of the Company's "disclosure, controls and procedures" (as defined in the Securities Exchange Act of 1934 (the "Exchange Act") Rules 13a-15(3) and 15-d-15(3) as of the end of the period covered by this annual report (the "Evaluation Date").  Based upon that evaluation, the chief executive officer/chief financial officer concluded that, as of the Evaluation Date, the Company's disclosure, controls and procedures are effective, providing them with material information relating to the Company as required to be disclosed in the reports the Company files or submits under the Exchange Act on a timely basis.

(b)  Changes in Internal Control over Financial Reporting.  There were no changes in the Company's internal controls over financial reporting, known to the chief executive officer/chief financial officer, that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 8B. OTHER INFORMATION

There are no further disclosures. All information that was required to be disclosed in a Form 8-K during the year ended June 30, 2006 has been disclosed.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The following tables sets forth as of June 30, 2006, the name, age, and position of each executive officer and director and the term of office of each director of the Company.

Name	Age	Position	Director or Officer Since
Michael J. Zwebner	54	President and Director	April 2004
Ronald S. Friend	51	Secretary/Treasurer and Director	April 2004
Paul Holm	53	Director	April 2004

All Directors hold their positions for one year or until successors are duly elected and qualified. All officers hold their positions at the will of the Board of Directors.

Set forth below is certain biographical information regarding each of the Company's executive officers and directors:

Mr. Michael J. Zwebner, the Chairman and CEO, is an accomplished businessman. He has served as a Director since November, 2001 and is the Chairman of the Board of Directors. He is the current chairman of the board of Universal Communication Systems Inc, a public company listed on the NASD Bulletin Board. He also serves as a director of Corridor Communication Corporation. He was the founder of VideoCall International and Talk Visual Corporation and has served as a Director and its Chairman of the Board of Directors since September, 1998 until March, 2002. He is a life member of the International Institute of Directors.

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

Mr. Zwebner grew up and was educated in the UK, and excelled in Geography, Economics, British Constitution, and General Accounting. He has a wide range of business experiences, having concluded many international business transactions. He has owned and successfully ran an airline and large travel group, a chain of restaurants as well as a real estate development company. His expertise is also focused on concept development, product design, and the ability to bring new ideas from initial conceptual stages through the full process of development and finally to sales and marketing. Mr Zwebner has been involved in financing of companies, and over the past 10 years, has raised and successfully negotiated corporate funding in the many millions of dollars. Mr. Zwebner speaks, reads and writes 5 languages.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth as of October 4, 2006, the name and the number of shares of the Company's voting stock, consisting of Common Stock, par value. $.0001, one vote per share and Class C Preferred stock with voting rights of 50 votes per share (hereinafter collectively referred to as the "Voting Stock") held of record, or was known by the Company to own beneficially, more than 5% of the Company's issued and outstanding Voting Stock; plus, the name and shareholdings of each director and of all officers and directors as a group.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent Class
Common	Michael Zwebner, President/Director	4,550.015%
	Suite 16, 6th Floor, 22 Nitza Boulevard Netanya Israel.

Common	Ronald S. Friend, Secretary/Director	0	0%

Common	Paul Holm, Director	0	0%

Preferred C	Port Universal Corporation	1,000,000(1)	50%
	c/o M Zwebner Suite 16, 6th Floor, 22 Nitza Boulevard Netanya Israel.

Preferred C	Michael Zwebner, President/Director	1,000,000	50%
	Suite 16, 6th Floor, 22 Nitza Boulevard Netanya Israel.

(1) Michael Zwebner controls these shares through his affiliation with Port Universal Corporation.

(2) For purposes of this table, a beneficial owner is one who, directly or indirectly, has or shares with others (a) the power to vote or direct the voting of the Voting Stock (b) investment power with respect to the Voting Stock which includes the power to dispose or direct the disposition of the Voting Stock.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The Company has entered into a consulting agreement with Overseas Development Holdings. Michael Zwebner, the Company’s president, has a 33.3 percent ownership interest in Overseas Development Holdings.

Officers-directors and their controlled entities have made no interest, demand loans and accrued consultants fees of $288,756 to the Company.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

Reports on Form 8-K

None

Exhibits

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-B.

Exhibit No.	SEC Ref. No.	Title of Document	Location

1	3(i)	Articles of Incorporation	See Note (1)
2	3(i)	Articles of Amendment to the Articles of Incorporation	See Note (1)
3	3(i)	Articles of Amendment to the Articles of Incorporation	See Note (1)
4	3(i)	Articles of Amendment to the Articles of Incorporation	See Note (1)
5	3(i)	Articles of Amendment to the Articles of Incorporation	See Note (1)
6	3(i)	Articles of Amendment to the Articles of Incorporation	See Note (1)
7	3(ii)	By Laws	See Note (1)
8	4	Certificate of Designation for Preferred Class C Stock	See Note (2)
9	4	Certificate of Amendment to Preferred Class B Stock	See Note (3)
10	10	Asset Purchase Agreement	See Note (1)
11	10	Lease Agreement	See Note (1)
12	14	Code of Ethics	Attached
13	99	Order Confirming Plan of Reorganization	See Note (1)
14a	31.1	Certification of the Principal Executive Officer/ Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Attached
14b	31.2	Certification of the Principal Executive Officer/ Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Attached
15a	32.1	Certification of the Principal Executive Officer/ Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Attached
15b	32.2	Certification of the Principal Executive Officer/ Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Attached

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

(1) Audit Fees.

The Company was billed the following amounts for its fiscal years 2005 and 2006, for professional services rendered by its principal accountant for the audits of the Company’s annual financial statements and for reviews of the Company’s quarterly financial statements:

2005:  $ 2,055

2006:  $ 3,200

(2) Audit-Related Fees.

The Company was billed the following amounts for its fiscal years 2005 and 2006, for assurance and related services by the Company’s principal accountant that are reasonably related to the performance of the audits or reviews of the Company’s financial statements not otherwise reported under Item 14(1), above:

2005:  $ 0

2006:  $ 0

(3) Tax Fees.

The Company was billed the following amounts for its fiscal years 2005 and 2006, for professional services rendered by its principal accountant for tax compliance, tax advice, and tax planning:

2005:  $ 200

2006:  $ 300

(4) All Other Fees.

The Company was billed the following amounts for its fiscal years 2005 and 2006, for professional services rendered by its principal accountant for all other fees not otherwise reported under Item 14(1), (2) or (3), above

(5) Audit Committee Policies and Procedures.

We do not have an audit committee currently serving and as a result our board of directors performs the duties of an audit committee.  Our board of directors will evaluate and approve in advance, the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services.  We do not rely on pre-approval policies and procedures.

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

REDDI BRAKE SUPPLY CORPORATION

Date: October 10, 2006

By: /s/ Michael J. Zwebner

Michael J. Zwebner, President

Date: October 10, 2006

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

Board of Directors

Reddi Brake Supply Corporation

Salt Lake City, Utah

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying balance  sheet of  Reddi Brake Supply Corporation    (development stage company) at June 30, 2006, and the related statements of operations, stockholders' equity, and cash flows for the  years ended June 30, 2006  and 2005,  and the period July 1, 1997 (date of inception of development stage) to June 30, 2006.  These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of  Reddi Brake Supply Corporation  at June 30, 2006,  and the results of  operations, and  cash flows for the  years ended June 30, 2006 and 2005, and the period July 1,  1997 to June  30, 2006, in conformity with accounting principles generally accepted in the United States of America.

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

Salt Lake City, Utah

September 25, 2006                                                          s/Madsen & Associates, CPA’s Inc.

REDDI  BRAKE  SUPPLY  CORPORATION

(Development Stage Company)

BALANCE SHEET

   June 30, 2006

ASSETS
CURRENT ASSETS

Cash	$-

Total Current Assets	$-

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES

Accounts payable - related parties	$288,756
Accounts payable	31,933

Total Current Liabilities	320,689

STOCKHOLDERS' DEFICIENCY

Preferred stock
2,500,000 shares authorized at $0.0001 par value;
2,000,000 shares issued and outstanding	200
Common stock
100,000,000 shares authorized at $0.0001 par value;
299,400 shares issued and outstanding	30
Capital in excess of par value	37,404,178
Accumulated deficit	(37,725,097)
Total Stockholders' Deficiency	(320,689)

$-

The accompanying notes are an integral part of these financial statements.

REDDI  BRAKE  SUPPLY  CORPORATION

(Development Stage Company)

STATEMENTS OF OPERATIONS

For the  Years Ended June 30, 2006 and 2005 and the period   July 1, 1997

(date of inception of development stage) to June 30, 2006

			July 1, 1997
	June 30,	June 30,	to
	2006	2005	June 30, 2006

REVENUES	$-	$-	$-

EXPENSES

Consultants	130,000	195,000	325,000
Administrative	11,587	3,249	457,372

NET OPERATING LOSS FROM OPERATIONS	(141,587)	(198,249)	(782,372)

OTHER INCOME (LOSSES)

Interest expense	-	-	(4,036,995)
Loss on liquidation of assets and liabilities	-	-	(25,223,711)
Gain on payment and settlement of debt	-	-	12,569,960

NET LOSS	$(141,587)	$(198,249)	$(17,473,118)

NET LOSS PER COMMON SHARE

Basic and diluted	$(.49)	$(.93)

AVERAGE OUTSTANDING SHARES

Basic	284,400	216,900
Diluted	286,400	218,900

The accompanying notes are an integral part of these financial statements.

                                                   REDDI  BRAKE  SUPPLY  CORPORATION

(Development Stage Company)

STATEMENT OF CHANGES  IN STOCKHOLDERS' EQUITY

Period July 1, 1997 (date of inception of development stage)  to June 30, 2006

					Capital in
	Preferred Stock		Common Stock		Excess of	Accumulated
	Shares	Amount	Shares	Amount	Par Value	Deficit

Balance July 1, 1997	130,000	$13	67,261	$7	$37,098,683	$(20,251,979)
Issuance of common stock for
retirement of preferred stock	(70,000)	(7)	10,772	1	6	-
Net loss for the year
ended June 30, 1998	-	-	-	-	-	(26,091,096)
Net loss for the year
ended June 30, 1999	-	-	-	-	-	(902,293)
Preferred stock dividends	-	-	-	-	82,856	(82,856)
Issuance of common stock for
settlement of legal action -
October 1999	-	-	1,340	-	4,200	-
Issuance of class C preferred stock for
for expenses - June 14, 2000 -
related parties	2,000,000	200	-	-	9,800	-
Preferred stock dividends	-	-	-	-	27,727	(27,727)
Net loss for the year
ended June 30, 2000	-	-	-	-	-	(991,576)
Preferred stock dividends	-	-	-	-	6,897	(6,897)
Issuance of common stock for
retirement of preferred
stock and accrued dividends -
September 2000	(60,000)	(6)	21,141	2	4	-
Net loss for the year
ended June 30, 2001	-	-	-	-	-	(1,111,703)
Issuance of common stock for
payment and settlement of
debt - October 2001	-	-	12,886	1	38,460	-
Net profit for the
year ended June 30, 2002	-	-	-	-	-	12,000,038
Net profit for the year
ended June 30, 2003	-	-	-	-	-	102,197
Issuance of common stock for
settlement of debt - March 4, 2004	-	-	16,000	2	17,998	-
Net loss for the year
ended June 30, 2004	-	-	-	-	-	(21,369)
Issuance of common stock for payment
of debt at $.75 - October 2004	-	-	50,000	5	37,559	-
Issuance of common stock for services
at $.75 - October 2004	-	-	100,000	10	74,990	-
Net loss for the year
ended June 30, 2005	-	-	-	-	-	(198,249)
Issuance of common stock for services	-	-	20,000	2	4,998	-
Net loss for the year ended
June 30, 2006	-	-	-	-	-	(141,587)

Balance June 30, 2006	2,000,000	$200	299,400	$30	$37,404,178	$(37,725,097)

The accompanying notes are an integral part of these financial statements

REDDI  BRAKE  SUPPLY  CORPORATION

(Development Stage Company)

STATEMENT OF CASH FLOWS

For the  Years Ended June 30, 2006  and 2005 and the Period

 July 1, 1997 (date of inception of development stage) to June 30, 2006

			July 1, 1997
	June 30,	June 30,	to
	2006	2005	June 30, 2006
CASH FLOWS FROM OPERATING
ACTIVITIES

Net profit (loss)	$(141,587)	$(198,249)	$(17,473,118)
Adjustments to reconcile net loss to
net cash provided by operating activities

Changes in available-for-sale securities	-	-	2,034
Changes in accounts receivable	-	-	12,756
Changes in accounts payable	127,033	114,047	605,971
Loss of assets	-	-	25,223,711
Accrued interest - convertible debt	-	-	4,036,995
Issuance common stock for settlement of legal action	-	-	22,200
Issuance common stock for services	5,000	75,000	80,000
Issuance of preferred stock for expenses	-	-	10,000
Settlement of debt	-	-	(12,569,960)

Net Cash Used in Operations	(9,554)	(9,202)	(49,411)

CASH FLOWS FROM INVESTING
ACTIVITIES	-	-	-

CASH FLOWS FROM FINANCING
ACTIVITIES

Proceeds from loans - related party	9,554	9,202	18,756

Net Increase (Decrease) in Cash	-	-	(30,655)

Cash at Beginning of Period	-	-	30,655

Cash at End of Period	$-	$-	$-

NON CASH FLOWS FROM OPERATING AND FINANCING ACTIVITIES

Issuance of 1,340 shares common stock for expenses - 1999			$4,200
Issuance of 2,000,000 shares class C preferred stock for expenses - 2000			10,000
Issuance of 12,886 shares common stock for payment and settlement of debt -2001			38,461
Issuance of 16,000 shares common stock for settlement of legal action - 2003			18,000
Issuance of 50,000 shares common stock for payment of debt - 2004			37,564
Issuance of 100,000 shares common stock for services - 2004			75,000
Issuance of 20,000 shares common stock for services - 2006			5,000

The accompanying notes are an integral part of these financial statements.

REDDI  BRAKE  SUPPLY  CORPORATION

NOTES TO FINANCIAL STATEMENTS

June 30, 2006

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

The principal business activity of the corporation, through its former  subsidiary, Reddi Brake Supply Company, Inc.,  was  the sale of auto parts, mainly to professional installers, through several warehouses located throughout the United States.

On March 17, 1997 an involuntary petition in bankruptcy was filed against the subsidiary, which resulted in the loss of the business  and  as a result of  the bankruptcy the Company sustained substantial losses.  After July 1, 1997 the Company  had no operations and is considered to be a development stage company since that date.

After March 1997 the Company has been engaged in seeking viable business opportunities.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Methods

The Company recognizes income and expenses based on the accrual method of accounting.

Dividend Policy

The Company has not  adopted a policy regarding payment of dividends.

Income Taxes

The Company utilizes the liability method of accounting for income taxes.  Under the liability method deferred tax assets and liabilities are determined based on the differences between financial reporting and the tax bases of the assets and liabilities and are measured using the enacted tax rates and laws that will be in effect, when the differences are expected to reverse.  An allowance against deferred tax assets is recognized, when it is more likely than not, that such tax benefits will not be realized. On June 30, 2006 the Company did not have a  net operating loss available for carry forward.

Financial Instruments

The carrying amounts of financial instruments  are considered by management to be their estimated fair values due to their short term maturities.

REDDI  BRAKE  SUPPLY  CORPORATION

NOTES TO FINANCIAL STATEMENTS (Continued)

June 30, 2006

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

Advertising and Market Development

The company expenses advertising and market development costs as incurred.

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

June 30, 2006

3.  CAPITAL STOCK

During March 2004 the Company issued 16,000 post split common shares as a settlement of a legal action.

During the nine months ended March 31, 2005 the Company issued 150,000 post split common shares for payment of debt and for services.

During the three months ended March 31, 2006 the Company issued 20,000 post split common shares for services.

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

5.  SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

Officers-directors and their controlled  entities  have acquired  2,000,000 shares of the Company’s outstanding convertible class C preferred stock with voting rights shown in note 4, and have made no interest, demand loans and accrued consultants fees of $288,756 to the Company.

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