Form 10QSB/A
period 2006-09-30
REDDI BRAKE SUPPLY CORP
filed 2006-11-13
CIK 867687

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB/A

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

As of current, September 30th 2006 there has been no significant development in the case to report, other than the parties await certain court rulings based on Legal Motions filed by both parties, and the completion of discovery etc.

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