Form 10QSB
period 2006-12-31
REDDI BRAKE SUPPLY CORP
filed 2007-02-13
CIK 867687

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2006

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

APPLICABLE ONLY TO CORPORATE REGISTRANTS

State the number of shares outstanding of each of the issuer=s classes of common equity, as of the last practicable date.

Class	Outstanding as of February 7, 2007
Common Stock, $0.0001	299,400
Preferred Stock, $0.0001	2,000,000

Transitional Small Business Disclosure Format (Check one): Yes ☐  No ☒

PART I

FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

REDDI  BRAKE  SUPPLY  CORPORATION

(Development Stage Company)

BALANCE SHEETS

 December 31, 2006 and June 30, 2006

____________________________________________________________________________________

	Dec 31,	June 30,
	2006	2006
ASSETS	(unaudited)
CURRENT ASSETS

Cash	$-	$-

Total Current Assets	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES

Accounts payable - related party	$352,419	$288,756
Accounts payable	33,539	31,933

Total Current Liabilities	385,958	320,689

STOCKHOLDERS' DEFICIENCY

Preferred stock
2,500,000 shares authorized at $0.0001 par value;
2,000,000 shares issued and outstanding	200	200
Common stock
100,000,000 shares authorized at $0.0001 par value;
299,400 shares issued and outstanding	30	30
Capital in excess of par value	37,404,178	37,404,178
Accumulated deficit	(37,790,366)	(37,725,097)

Total Stockholders' Deficiency	(385,958)	(320,689)

	$-	$-

The accompanying notes are an integral part of these financial statements.

REDDI  BRAKE  SUPPLY  CORPORATION

(Development Stage Company)

STATEMENT OF OPERATIONS – (unaudited)

For the Three and Six Months Ended December 31, 2006 and 2005 and the period

July 1, 1997 (date of inception of development stage) to December 31, 2006

____________________________________________________________________________________

	Three Months		Six Months		July 1, 1997
	Dec 31,	Dec 31,	Dec 31,	Dec 31,	to
	2006	2005	2006	2005	Dec 31, 2006

REVENUES	$-	$-	$-	-	-

EXPENSES
Consultants	30,000	30,000	60,000	60,000	385,000
Administrative	2,169	800	5,269	6,500	462,641

NET LOSS FROM OPERATIONS	(32,169)	(30,800)	(65,269)	(66,500)	(847,641)

OTHER INCOME (LOSSES)

Interest expense	-	-	-	-	(4,036,995)
Loss on liquidation of
assets and liabilities	-	-	-	-	(25,223,711)
Gain on payment and
settlement of debt	-	-	-	-	12,569,960

NET LOSS	$(32,169)	$(30,800)	$(65,269)	(66,500)	(17,538,387)

LOSS PER COMMON
SHARE

Basic and diluted	$(.11)	$(.11)	(.23)	(.24)

AVERAGE
OUTSTANDING
SHARES
– stated in 1,000’s

Basic	299	279	279	279
Diluted	301	281	281	281

The accompanying notes are an integral part of these financial statements

 REDDI  BRAKE  SUPPLY  CORPORATION

(Development Stage Company)

STATEMENT OF CASH FLOWS  - (unaudited)

For the Six Months Ended December 31, 2006  and 2005 and the Period

 July 1, 1997 (date of inception of development stage) to December 31, 2006

____________________________________________________________________________________

	Dec 31,	Dec 31,	July 1, 1997
	2006	2005	to Dec 31, 2006
CASH FLOWS FROM OPERATING ACTIVITIES

Net profit (loss)	$(65,269)	$(66,500)	$(17,538,387)
Adjustments to reconcile net loss to
net cash provided by operating activities

Change in available-for-sale- securities	-	-	2,034
Changes in accounts receivable	-	-	12,756
Changes in accounts payable	65,269	66,500	671,240
Loss of assets	-	-	25,223,711
Accrued interest – convertible debt	-	-	4,036,995
Issuance of common stock for settlement
of legal action	-	-	22,200
Issuance of common stock for services	-	-	80,000
Issuance of preferred stock for expenses	-	-	10,000
Settlement of debt	-	-	(12,569,960)

Net Cash Used in Operations	-	-	(49,411)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from loans – related party	-	-	18,756

Net Increase (Decrease) in Cash	-	-	(30,655)

Cash at Beginning of Period			30,655

Cash at End of Period	$-	$-	$-

NON CASH FLOWS FROM OPERATING AND FINANCING ACTIVITIES

Issuance of 1,340 shares common stock for expenses – 1999			$4,200
Issuance of 2,000,000 shares class C preferred stock for expenses - 2000			10,000
Issuance of 12,886 shares common stock for payment and settlement of debt – 2001			38,461
Issuance of 16,000 shares common stock for settlement of legal action – 2003			18,000
Issuance of 50,000 shares common stock for payment of debt – 2004			37,564
Issuance of 100,000 shares common stock for services – 2004			75,000
Issuance of 20,000 shares common stock for services – 2006			5,000

The accompanying notes are an integral part of these financial statements.

REDDI  BRAKE  SUPPLY  CORPORATION

NOTES TO FINANCIAL STATEMENTS

December 31, 2006

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

Income Taxes

The Company utilizes the liability method of accounting for income taxes.  Under the liability method deferred tax assets and liabilities are determined based on the differences between financial reporting and the tax bases of the assets and liabilities and are measured using the enacted tax rates and laws that will be in effect, when the differences are expected to reverse.  An allowance against deferred tax assets is recognized, when it is more likely than not, that such tax benefits will not be realized. On December 31, 2006 the Company did not have a net operating loss available for carry forward.

Financial Instruments

The carrying amounts of financial instruments are considered by management to be their estimated fair values due to their short term maturities.

REDDI  BRAKE  SUPPLY  CORPORATION

NOTES TO FINANCIAL STATEMENTS (Continued)

December 31, 2006

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

December 31, 2006

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

5.  SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

Officers-directors and their controlled  entities  have acquired  2,000,000 shares  of the Company=s outstanding convertible class C preferred stock with voting rights shown in note 4, and have made  no interest, demand loans and accrued consultants fees  of $352,419 to the Company.

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

ITEM 2.

MANAGEMENT=S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

 Results of Operations

Three Months Ended December 31, 2006 and 2005

The Company had no revenue from continuing operations for the three-month periods ending December 31, 2006 and 2005.

Expenses for the three-month period ending December 31, 2006 were $32,169, consisting of $30,000 in consulting and $2,169 in general and administrative expenses. Expenses for the three month period ending December 31, 2005 were $30,800 consisting of $30,000 in consulting and $800 in general and administrative expenses.  The Company did not incur any interest expense during the respective periods. The company realized a net loss of $32,169 for the three-month period ended December 31, 2006, as compared to net losses of $30,800 for the same period in 2005.

Six Months Ended December 31, 2006 and 2005

The Company had no revenue from continuing operations for the six-month periods ending December 31, 2006 and 2005.

Expenses for the six-month period ending December 31, 2006 were $65,269, consisting of $60,000 in consulting and $5,269 in general and administrative expenses. Expenses for the six-month period ending December 31, 2005 were $66,500 consisting of $60,000 in consulting and $6,500 in general and administrative expenses.  The Company did not incur any interest expense during the respective periods. The company realized a net loss of $65,269 for the six-month period ended December 31, 2006, as compared to net losses of $66,500 for the same period in 2005.

From inception through December 31, 2006, the company had an accumulated deficit of $37,790,366 of which $17,538,387 was accumulated during the development stage.

Liquidity and Capital Resources

At December 31, 2006, the Company had a working capital deficit of $385,958, as compared to a working capital deficit of $320,689 at June 20, 2006.

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

(b) Changes in Internal Controls.

In the quarter ended December 31, 2006, the Company did not make any significant changes in, nor take any corrective actions regarding, its internal controls or other factors that could significantly affect these controls.

PART II. OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

In June 2004, the company filed suit in federal court in Utah against Corporate Stock Corporation, in the amount of $25,000. The claims relate to unfair and unrealistic cash demands made of the company in early April, upon the company notifying CST of its desire and intention to terminate its relationship with CST.

As of December 31, 2006 there has been no significant development in the case to report, other than the parties await certain court rulings based on Legal Motions filed by both parties, and the completion of discovery, etc.

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

ITEM 6.

EXHIBITS AND REPORTS ON FORM 8-K

Reports on Form 8-K

None

Exhibits

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-B.

Exhibit No.	SEC Ref. No.	Title of Document	Location
1	31.1	Certification of the Principal Executive
		Officer pursuant to Section 302
		of the Sarbanes-Oxley Act of 2002	Attached

2	31.2	Certification of the Principal Financial
		Officer pursuant to Section 302
		of the Sarbanes-Oxley Act of 2002	Attached

3	32.1	Certification of the Principal Executive Officer
		pursuant to U.S.C. Section 1350 as adopted
		pursuant to Section 906 of the Sarbanes-Oxley
		Act of 2002	Attached

4	32.2	Certification of the Principal Financial Officer
		pursuant to U.S.C. Section 1350 as adopted
		pursuant to Section 906 of the Sarbanes-Oxley
		Act of 2002	Attached

SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REDDI BRAKE SUPPLY CORPORATION

Date: February 9, 2007	By: /s/ Michael J. Zwebner
Michael J. Zwebner, President

Date: February 9, 2007	By: /s/ Ronald S. Friend
Ronald S. Friend, Treasurer