Form 10QSB
period 2007-03-31
REDDI BRAKE SUPPLY CORP
filed 2007-04-23
CIK 867687

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

APPLICABLE ONLY TO CORPORATE REGISTRANTS

State the number of shares outstanding of each of the issuer=s classes of common equity, as of the last practicable date.

Class	Outstanding as of April 20, 2007
Common Stock, $0.0001	2,319,400
Preferred Stock, $0.0001	None

Transitional Small Business Disclosure Format (Check one): Yes ☐  No ☒

PART I

FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

REDDI  BRAKE  SUPPLY  CORPORATION

(Development Stage Company)

BALANCE SHEETS

 March 31, 2007 and June 30, 2006

____________________________________________________________________________________

	Mar 31,	June 30,
	2007	2006
ASSETS	(unaudited)
CURRENT ASSETS

Cash	$-	$-

Total Current Assets	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES

Accounts payable - related party	$388,625	$288,756
Accounts payable	30,225	31,933

Total Current Liabilities	418,850	320,689

STOCKHOLDERS' DEFICIENCY

Preferred stock
2,500,000 shares authorized at $0.0001 par value;
shares issued and outstanding – none on March 31	-	200
Common stock
100,000,000 shares authorized at $0.0001 par value;
2,319,400 shares issued and outstanding on March 31	232	30
Capital in excess of par value	37,409,176	37,404,178
Accumulated deficit	(37,828,258)	(37,725,097)

Total Stockholders' Deficiency	(418,850)	(320,689)

	$-	$-

The accompanying notes are an integral part of these financial statements.

REDDI  BRAKE  SUPPLY  CORPORATION

(Development Stage Company)

STATEMENT OF OPERATIONS – (unaudited)

For the Three and Nine Months Ended March 31, 2007 and 2006 and the period

July 1, 1997 (date of inception of development stage) to March 31, 2007

____________________________________________________________________________________

	Three Months		Nine Months		July 1, 1997
	Mar 31,	Mar 31,	Mar 31,	Mar 31,	to
	2007	2006	2007	2006	Mar 31, 2007

REVENUES	$-	$-	$-	-	-

EXPENSES
Consultants	35,000	40,000	95,000	100,000	420,000
Administrative	2,892	2,667	8,161	9,167	465,533

NET LOSS -
before other gains and losses	(37,892)	(42,667)	(103,161)	(109,167)	(885,533)

OTHER GAINS AND LOSSES

Interest	-	-	-	-	(4,036,995)
Loss on liquidation of
assets and liabilities	-	-	-	-	(25,223,711)
Net gain on settlement
debt	-	-	-	-	12,569,960

NET LOSS	$(37,892)	$(42,667)	$(103,161)	(109,167)	(17,576,279)

LOSS PER COMMON
SHARE

Basic and diluted	$(.02)	$(.15)	(.04)	(.69)

AVERAGE
OUTSTANDING
SHARES
– stated in 1,000’s

Basic	2,319	279	2,319	246
Diluted	-	281	-	248

The accompanying notes are an integral part of these financial statements

REDDI  BRAKE  SUPPLY  CORPORATION

(Development Stage Company)

STATEMENT OF CHANGES  IN STOCKHOLDERS' EQUITY

Period July 1, 1997 (date of inception of development stage) to March 31, 2007

_______________________________________________________________________________________

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

Continued

REDDI  BRAKE  SUPPLY  CORPORATION

(Development Stage Company)

STATEMENT OF CHANGES  IN STOCKHOLDERS' EQUITY - continued

Period July 1, 1997 (date of inception of development stage) to March 31, 2007

____________________________________________________________________________________

					Capital in
	Preferred Stock		Common Stock		Excess of	Accumulated
	Shares	Amount	Shares	Amount	Par Value	Deficit

Balance June 30, 2006	2,000,000	$200	299,400	$30	$37,404,178	$(37,725,097)
Issuance of common stock
for services	-	-	20,000	2	-	-
Issuance of common stock
for preferred	(2,000,000)	(200)	2,000,000	200	-	-
Net loss for the nine
months ended
March 31, 2007	-	-	-	-	-	(103,161)

Balance March 31, 2007	-	$-	2,319,400	$232	$37,409,176	$(37,828,258)

The accompanying notes are an integral part of these financial statements

 REDDI  BRAKE  SUPPLY  CORPORATION

(Development Stage Company)

STATEMENT OF CASH FLOWS  - (unaudited)

For the Nine Months Ended March 31, 2007 and 2006 and the Period

 July 1, 1997 (date of inception of development stage) to March 31, 2007

____________________________________________________________________________________

	Mar 31,	Mar 31,	July 1, 1997
	2007	2006	to Mar 31, 2007
CASH FLOWS FROM OPERATING ACTIVITIES

Net profit (loss)	$(103,161)	$(109,167)	$(17,576,279)
Adjustments to reconcile net loss to
net cash provided by operating activities

Change in available-for-sale- securities	-	-	2,034
Changes in accounts receivable	-	-	12,756
Changes in accounts payable	98,161	104,167	704,132
Loss of assets	-	-	25,223,711
Accrued interest – convertible debt	-	-	4,036,995
Issuance of common stock for settlement
of legal action	-	-	22,200
Issuance of common stock for services	5,000	5,000	85,000
Issuance of preferred stock for expenses	-	-	10,000
Settlement of debt	-	-	(12,569,960)

Net Cash Used in Operations	-	-	(49,411)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from loans – related party	-	-	18,756

Net Increase (Decrease) in Cash	-	-	(30,655)

Cash at Beginning of Period			30,655

Cash at End of Period	$-	$-	$-

NON CASH FLOWS FROM OPERATING AND FINANCING ACTIVITIES

Issuance of 1,340 shares common stock for expenses – 1999			$4,200
Issuance of 2,000,000 shares class C preferred stock for expenses - 2000			10,000
Issuance of 12,886 shares common stock for payment and settlement of debt – 2001			38,461
Issuance of 16,000 shares common stock for settlement of legal action – 2003			18,000
Issuance of 50,000 shares common stock for payment of debt – 2004			37,564
Issuance of 100,000 shares common stock for services – 2004			75,000
Issuance of 20,000 shares common stock for services – 2006			5,000
Issuance of 20,000 shares common stock for services – 2007			5,000

The accompanying notes are an integral part of these financial statements.

REDDI  BRAKE  SUPPLY  CORPORATION

NOTES TO FINANCIAL STATEMENTS

March 31, 2007

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

Income Taxes

The Company utilizes the liability method of accounting for income taxes.  Under the liability method deferred tax assets and liabilities are determined based on the differences between financial reporting and the tax bases of the assets and liabilities and are measured using the enacted tax rates and laws that will be in effect, when the differences are expected to reverse.  An allowance against deferred tax assets is recognized, when it is more likely than not, that such tax benefits will not be realized. On March 31, 2007 the Company  did not have a  net operating loss available for carry forward.

Financial Instruments

The carrying amounts of financial instruments  are considered by management to be their estimated fair values due to their short term maturities.

REDDI  BRAKE  SUPPLY  CORPORATION

NOTES TO FINANCIAL STATEMENTS (Continued)

March 31, 2007

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

During the three months ended March 31, 2007 the Company issued 20,000 post split common shares for services and 2,000,000 post split common shares in exchange for all outstanding preferred shares.

On March 10, 2004 the Company completed a reverse common stock split of one share for 750 outstanding shares.  This report has been prepared showing post split shares from inception.

REDDI  BRAKE  SUPPLY  CORPORATION

NOTES TO FINANCIAL STATEMENTS (Continued)

March 31, 2007

____________________________________________________________________________________

4.  SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

Officers-directors and their controlled  entities  have acquired  2,000,000 shares  of the Company=s outstanding common stock, and have made  no interest, demand loans and accrued consultants fees  of $388,625 to the Company.

5.  GOING CONCERN

The Company  does not have the necessary working capital to  service its debt and for its  planned activity,

which raises substantial doubt about its ability to continue as a going concern. Continuation of the Company  as a going concern is dependent upon obtaining additional working capital and the management of the Company has developed a strategy, which it believes will accomplish this objective through settlement of its debt by the issuance of common shares, additional loans from related parties, and  equity funding  which will enable the Company to conduct operations for the coming year

ITEM 2.

MANAGEMENT=S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

 Results of Operations

Three Months Ended March 31, 2007 and 2006

The Company had no revenue from continuing operations for the three-month periods ending March 31, 2007 and 2006.

Expenses for the three-month period ending March 31, 2007 were $37,892, consisting of $35,000 in consulting and $2,892 in general and administrative expenses. Expenses for the three month period ending March 31, 2006 were $42,667 consisting of $40,000 in consulting and $2,667 in general and administrative expenses.  The Company did not incur any interest expense during the respective periods. The company realized a net loss of $37,892 for the three-month period ended March 31, 2007, as compared to net losses of $42,667 for the same period in 2006.

Nine Months Ended March 31, 2007 and 2006

The Company had no revenue from continuing operations for the nine-month periods ending March 31, 2007 and 2006.

Expenses for the nine-month period ending March 31, 2007 were $103,161, consisting of $95,000 in consulting and $8,161 in general and administrative expenses. Expenses for the nine-month period ending March 31, 2006 were $109,167 consisting of $100,000 in consulting and $9,167 in general and administrative expenses.  The Company did not incur any interest expense during the respective periods. The company realized a net loss of $103,161 for the nine-month period ended March 31, 2007, as compared to net losses of $109,167 for the same period in 2006.

From inception through March 31, 2007, the company had an accumulated deficit of $37,828,258 of which $17,576,279 was accumulated during the development stage.

Liquidity and Capital Resources

At March 31, 2007, the Company had a working capital deficit of $418,850, as compared to a working capital deficit of $320,689 at June 20, 2006. The Company had no assets at March 31, 2007. It had $418,850 in liabilities consisting of $388,625 in accounts payable to related parties and $30,225 in routine accounts payable.

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

(b) Changes in Internal Controls.

In the quarter ended March 31, 2007, the Company did not make any significant changes in, nor take any corrective actions regarding, its internal controls or other factors that could significantly affect these controls.

PART II. OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

In June 2004, the Company filed suit in federal court in Utah against Corporate Stock Corporation (“CST”), in the amount of $25,000. The claims relate to unfair and unrealistic cash demands made of the
Company in early April, 2004, upon the Company notifying CST of its desire and intention to terminate its relationship with CST.

As of the time of the filing of this quarterly report on Form 10-QSB, the Company reports that the parties to the litigation have agreed to a settlement of the case. A stipulation for dismissal has been signed by all parties.

ITEM 2.

CHANGES IN SECURITIES

During the three months ended March 31, 2007 the Company issued 20,000 post-split common shares for services and 2,000,000 post-split common shares in exchange for all outstanding preferred shares.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

None

ITEM 5.

OTHER INFORMATION

The Company has entered into a consulting agreement with Overseas Development Holdings. Michael Zwebner, the Company’s president, has a 33.3 percent ownership interest in Overseas Development Holdings.

Officers-directors and their controlled entities have made no interest, demand loans and accrued consultants fees of $388,625 to the Company. In addition, officer-directors and their controlled entities have acquired 2,000,000 of the Company’s outstanding common stock.

ITEM 6.

EXHIBITS AND REPORTS ON FORM 8-K

Reports on Form 8-K

None

Exhibits

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-B.

Exhibit No.	Title of Document	Location
31.1	Certification of the Principal Executive
Officer pursuant to Section 302
	of the Sarbanes-Oxley Act of 2002	Attached

31.2	Certification of the Principal Financial
Officer pursuant to Section 302
	of the Sarbanes-Oxley Act of 2002	Attached

32.1	Certification of the Principal Executive Officer
pursuant to U.S.C. Section 1350 as adopted
pursuant to Section 906 of the Sarbanes-Oxley
	Act of 2002	Attached

32.2	Certification of the Principal Financial Officer
pursuant to U.S.C. Section 1350 as adopted
pursuant to Section 906 of the Sarbanes-Oxley
	Act of 2002	Attached

SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REDDI BRAKE SUPPLY CORPORATION

Date: April 23, 2007	By: /s/ Michael J. Zwebner
Michael J. Zwebner, President

Date: April 23, 2007	By: /s/ Ronald S. Friend
Ronald S. Friend, Treasurer