Form 10KSB
period 2007-06-30
REDDI BRAKE SUPPLY CORP
filed 2007-08-08
CIK 867687

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: June 30, 2007

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒   No ☐

State issuer's revenues for its most recent fiscal year: June 30, 2007  $0.00

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12n-2 of the Exchange Act.)

As of August 7, 2007, there were 1,407,700 shares of common voting stock of the Registrant held by non-affiliates.  The aggregate market value of shares held by non-affiliates was $633,465.

(ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)

Not Applicable.

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Class	Outstanding as of August 7, 2007
Common Stock, $.0001 par value	58,396,000

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

Contracted Consultant.

The Company has engaged the services of a business consulting entity-namely Overseas Development Holdings Corp, an entity in which the chairman owns 33% of the shares. This entity is being paid the sum of $10,000 monthly. The company has not paid any amount to this entity as of this time, and all amounts due are being accrued in the accounts of the company.

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

As of the time of the filing of this annual report on Form 10-KSB, the Company reports that the parties to the litigation have agreed to a settlement of the case. A stipulation for dismissal has been signed by all parties and the case has been formally dismissed with each party paying its own costs.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS.

None.

PART II

ITEM 2. OTHER INFORMATION

FORWARD SPLIT

On April 30, 2007, the Company announced that the Board of Directors of the company had on April 24, 2007, unanimously voted to approve and declared a 2 for 1 forward stock split for all shareholders of record as of May 15, 2007 (The Record Date) payable on May 16, 2007 (The Effective Date).

This Forward Stock Split was officially recognized at the open of trading on May 16, 2007 (The Effective Date).

SUBSEQUENT EVENT

On July 25, 2007 a merger agreement was entered into between Reddi Brake Supply Corporation, (RBS) (survivor) and Hidden Splendor Resources, Inc. (HPR) with an estimated closing date during August 2007. The planned  acquisition of HPR by RBS will be completed by the issuance of 52,477,200 post-split shares (issued and  held in escrow) of RBS‘s common capital stock, in exchange for all stock of HPR, representing 90% of the outstanding stock of RBS after the acquisition. The outstanding common stock of RBS before the acquisition would be 5,830,800 and after 58,308,000. The transaction will be accounted for as a reverse acquisition in which HPR is considered to be the acquirer of RBS for reporting purposes.  The continuing operations of the business will be those of HPR, including its prior historical financial statements, and the operations of BRS starting after the merger. .

Hidden Splendor Resources, Inc. is in the business of the development, production and selling of coal.

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS.

The Company's common stock is listed on the Over the Counter Bulletin Board ("OTCBB"), under the symbol "RDDI". As of August 7, 2007 the Company had 58,396,000 shares of common stock issued and outstanding.

The following quotations, as provided by the National Quotation Bureau, represent prices between dealers and do not include retail markup, markdown or commission. In addition, these quotations do not represent actual transactions.

	CLOSING BID		CLOSING ASK
	HIGH	LOW	HIGH	LOW
2006
JULY 3 THRU SEPT. 29 OCT. 2 THRU DEC. 29	.31 .31	.31 .25	1.01 1.01	1.01 .75

2007
JAN. 3 THRU MAR. 30 APR. 2 THRU MAY 16	.32 2.15	.30 .32	.75 2.25	.75 .75

(After 2 for 1 forward split)
MAY 17 THRU JUNE 29.55		.35	.75	.45

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

Recent Sales of Unregistered Securities

During the year ended June 30, 2007 the Company issued 330,000 post-split common shares for services , 902,000 post-split common shares for payment of debt, and 4,000,000 post-split common shares in exchange for all outstanding preferred shares.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Results of Operations for the Years Ended June 30, 2007 and 2006

The Company did not generate any revenue during fiscal years 2007 and 2006. The Company incurred expenses for the year ended June 30, 2007 of $177,711 which was comprised of $165,200 in consulting fees and $12,511 in general and administrative expenses. During the year ended June 30, 2006 the Company incurred expenses of $141,587 which was comprised of $130,000 in consulting fees and $11,587 in general and administrative expenses. The Company has no material commitments for capital expenditures for the next twelve months.

From inception through June 30, 2007, the company had an accumulated deficit of $37,902,808 of which $17,650,829 was accumulated during the development stage.

Liquidity and Capital Resources

As of the fiscal year end June 30, 2007 the Company had no assets. The Company has current liabilities in the amount of $322,260 which includes $1,875 in accounts payable and $320,385 in accounts payable to related parties for expenses paid on behalf of the Company.

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

ITEM 8B. OTHER INFORMATION

There are no further disclosures. All information that was required to be disclosed in a Form 8-K during the year ended June 30, 2007 has been disclosed.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The following tables sets forth as of June 30, 2007, the name, age, and position of each executive officer and director and the term of office of each director of the Company.

Name	Age	Position	Director or Officer Since
Michael J. Zwebner	55	President and Director	April 2004
Ronald S. Friend	52	Secretary/Treasurer and Director	April 2004
Paul Holm	54	Director	April 2004

All Directors hold their positions for one year or until successors are duly elected and qualified. All officers hold their positions at the will of the Board of Directors.

Set forth below is certain biographical information regarding each of the Company's executive officers and directors:

Mr. Michael J. Zwebner, the Chairman and CEO, is an accomplished businessman. He has served as a Director since November, 2001 and is the Chairman of the Board of Directors. He is the current chairman of the board of Universal Communication Systems Inc, a public company listed on the OTC Bulletin Board. He also serves as a director of Corridor Communication Corporation. He was the founder of VideoCall International and Talk Visual Corporation and has served as a Director and its Chairman of the Board of Directors since September, 1998 until March, 2002. He is a life member of the International Institute of Directors.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth as of August 7, 2007, the name and the number of shares of the Company's voting stock, consisting of Common Stock, par value. $.0001, one vote per share held of record, or was known by the Company to own beneficially, more than 5% of the Company's issued and outstanding Voting Stock; plus, the name and shareholdings of each director and of all officers and directors as a group.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent Class
Common	Michael Zwebner, President/Director	2,431,100	4.2%

Common	Ronald S. Friend, Secretary/Director	40,000	0%

Common	Paul Holm, Director	40,000	0%

Common	Port Universal Corporation	2,000,000(1)	3.4%

Common	Alexander H. Walker, Jr.	27,288,144(2)	46.7%

Common	Alexander H. Walker III	8,396,352(2)	14.4%

Common	Amanda Cardinalli	8,396,352(2)	14.4%

Common	Timotha Ann Kent	8,396,352(2)	14.4%

	Officers and Directors as a Group	4,511,100	7.7%

(1) Michael Zwebner controls these shares through his affiliation with Port Universal Corporation.

(2) Shares issued and held in escrow pending the close of the merger with Hidden Splendor Resources, Inc.

(3) For purposes of this table, a beneficial owner is one who, directly or indirectly, has or shares with others (a) the power to vote or direct the voting of the Voting Stock (b) investment power with respect to the Voting Stock which includes the power to dispose or direct the disposition of the Voting Stock.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The Company has entered into a consulting agreement with Overseas Development Holdings. Michael Zwebner, the Company’s president, has a 33.3 percent ownership interest in Overseas Development Holdings.

Officers-directors and their controlled entities have made no interest, demand loans and accrued consultants fees of $320,385 to the Company.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

Reports on Form 8-K

Date

Report Type

Item Nos.

4/30/07

8-K

8.01, 9.01

5/3/07

8-K/A

8.01, 9.01

Exhibits

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-B.

Exhibit No.	SEC Ref. No.	Title of Document	Location

1	3(i)	Articles of Incorporation	See Note (1)
2	3(i)	Articles of Amendment to the Articles of Incorporation	See Note (1)
3	3(i)	Articles of Amendment to the Articles of Incorporation	See Note (1)
4	3(i)	Articles of Amendment to the Articles of Incorporation	See Note (1)
5	3(i)	Articles of Amendment to the Articles of Incorporation	See Note (1)
6	3(i)	Articles of Amendment to the Articles of Incorporation	See Note (1)
7	3(ii)	By Laws	See Note (1)
8	4	Certificate of Designation for Preferred Class C Stock	See Note (2)
9	4	Certificate of Amendment to Preferred Class B Stock	See Note (3)
10	10	Asset Purchase Agreement	See Note (1)
11	10	Lease Agreement	See Note (1)
12	14	Code of Ethics	See Note (4)
13	99	Order Confirming Plan of Reorganization	See Note (1)
14a	31.1	Certification of the Principal Executive Officer/ Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Attached
14b	31.2	Certification of the Principal Executive Officer/ Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Attached
15a	32.1	Certification of the Principal Executive Officer/ Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Attached
15b	32.2	Certification of the Principal Executive Officer/ Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Attached

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

Note (4)  - Filed as an Exhibit on Form 10-KSB for the fiscal year ended June 30, 2006, and filed October 10, 2006, is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

(1) Audit Fees.

The Company was billed the following amounts for its fiscal years 2006 and 2007, for professional services rendered by its principal accountant for the audits of the Company’s annual financial statements and for reviews of the Company’s quarterly financial statements:

2006:  $ 3,200

2007:  $ 4,000

(2) Audit-Related Fees.

The Company was billed the following amounts for its fiscal years 2006 and 2007, for assurance and related services by the Company’s principal accountant that are reasonably related to the performance of the audits or reviews of the Company’s financial statements not otherwise reported under Item 14(1), above:

2006:  $ 0

2007:  $ 0

(3) Tax Fees.

The Company was billed the following amounts for its fiscal years 2006 and 2007, for professional services rendered by its principal accountant for tax compliance, tax advice, and tax planning:

2006:  $ 300

2007:  $ 300

(4) All Other Fees.

The Company was billed the following amounts for its fiscal years 2006 and 2007, for professional services rendered by its principal accountant for all other fees not otherwise reported under Item 14(1), (2) or (3), above

(5) Audit Committee Policies and Procedures.

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

REDDI BRAKE SUPPLY CORPORATION

Date: August 8, 2007

By: /s/ Michael J. Zwebner

Michael J. Zwebner, Chief Executive Officer

Date: August 8, 2007

By: /s/ Ronald S. Friend

Ronald S. Friend, Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: August 8, 2007

By: /s/ Michael J. Zwebner

Michael J. Zwebner, Director

Date: August 8, 2007

By: /s/Ronald S. Friend

Ronald S. Friend, Director

Date:

By: _______________________________

Paul Holm, Director

MADSEN & ASSOCIATES, CPA=s Inc.                                             684 East Vine St, Suite 3

Certified Public Accountants and Business Consultants                                   Murray, Utah 84107

Telephone 801 268-2632

Fax 801-262-3978

Board of Directors

Reddi Brake Supply Corporation

Salt Lake City, Utah

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying balance  sheet of  Reddi Brake Supply Corporation    (development stage company) at June 30, 2007, and the related statements of operations, stockholders' equity, and cash flows for the  years ended June 30, 2007  and 2006,  and the period July 1, 1997 (date of inception of development stage) to June 30, 2007.  These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of  Reddi Brake Supply Corporation  at June 30, 2007,  and the results of  operations, and  cash flows for the  years ended June 30, 2007 and 2006, and the period July 1,  1997 to June  30, 2007, in conformity with accounting principles generally accepted in the United States of America.

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

Salt Lake City, Utah

July 31, 2007                                                          /s/Madsen & Associates, CPA’s Inc.

REDDI  BRAKE  SUPPLY  CORPORATION

(Development Stage Company)

BALANCE SHEET

   June 30, 2007

ASSETS
CURRENT ASSETS

Cash	$-

Total Current Assets	$-

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES

Accounts payable - related parties	$320,385
Accounts payable	1,875

Total Current Liabilities	322,260

STOCKHOLDERS' DEFICIENCY

Preferred stock
2,500,000 shares authorized at $0.0001 par value;
none outstanding	-
Common stock
100,000,000 shares authorized at $0.0001 par value;
5,830,800 shares issued and outstanding	583
Capital in excess of par value	37,579,965
Accumulated deficit	(37,902,808)
Total Stockholders' Deficiency	(322,260)

$-

The accompanying notes are an integral part of these financial statements.

REDDI  BRAKE  SUPPLY  CORPORATION

(Development Stage Company)

STATEMENTS OF OPERATIONS

For the  Years Ended June 30, 2007 and 2006 and the period

July 1, 1997 (date of inception of development stage) to June 30, 2007

			July 1, 1997
	June 30,	June 30,	to
	2007	2006	June 30, 2007

REVENUES	$-	$-	$-

EXPENSES

Consultants	165,200	130,000	490,200
Administrative	12,511	11,587	469,883

NET OPERATING LOSS FROM OPERATIONS	(177,711)	(141,587)	(960,083)

OTHER INCOME (LOSSES)

Interest expense	-	-	(4,036,995)
Loss on liquidation of assets and liabilities	-	-	(25,223,711)
Gain on payment and settlement of debt	-	-	12,569,960

NET LOSS	$(177,711)	$(141,587)	$(17,650,829)

NET LOSS PER COMMON SHARE

Basic and diluted	$(.30)	$(.24)

AVERAGE OUTSTANDING SHARES -
(stated in 1,000’s)
Basic	5,831	5,829

The accompanying notes are an integral part of these financial statements.

REDDI  BRAKE  SUPPLY  CORPORATION

(Development Stage Company)

STATEMENT OF CHANGES  IN STOCKHOLDERS' EQUITY

Period July 1, 1997 (date of inception of development stage)  to June 30, 2007

					Capital in
	Preferred Stock		Common Stock		Excess of	Accumulated
	Shares	Amount	Shares	Amount	Par Value	Deficit

Balance July 1, 1997	130,000	$13	134,522	$14	$37,098,676	$(20,251,979)
Issuance of common stock for
retirement of preferred stock	(70,000)	(7)	21,544	2	5	-
Net loss for the year
ended June 30, 1998	-	-	-	-	-	(26,091,096)
Net loss for the year
ended June 30, 1999	-	-	-	-	-	(902,293)
Preferred stock dividends	-	-	-	-	82,856	(82,856)
Issuance of common stock for
settlement of legal action -
October 1999	-	-	2,680	-	4,200	-
Issuance of class C preferred stock for
for expenses - June 14, 2000 -
related parties	2,000,000	200	-	-	9,800	-
Preferred stock dividends	-	-	-	-	27,727	(27,727)
Net loss for the year
ended June 30, 2000	-	-	-	-	-	(991,576)
Preferred stock dividends	-	-	-	-	6,897	(6,897)
Issuance of common stock for
retirement of preferred
stock and accrued dividends -
September 2000	(60,000)	(6)	42,282	4	2	-
Net loss for the year
ended June 30, 2001	-	-	-	-	-	(1,111,703)
Issuance of common stock for
payment and settlement of
debt - October 2001	-	-	25,772	3	38,458	-
Net profit for the
year ended June 30, 2002	-	-	-	-	-	12,000,038
Net profit for the year
ended June 30, 2003	-	-	-	-	-	102,197
Issuance of common stock for
settlement of debt - March 4, 2004	-	-	32,000	3	17,997	-
Net loss for the year
ended June 30, 2004	-	-	-	-	-	(21,369)
Issuance of common stock for payment
of debt at $.75 - October 2004	-	-	100,000	10	37,554	-
Issuance of common stock for services
at $.75 - October 2004	-	-	200,000	20	74,980	-
Net loss for the year
ended June 30, 2005	-	-	-	-	-	(198,249)
Issuance of common stock for services	-	-	40,000	4	4,996	-
Net loss for the year ended
June 30, 2006	-	-	-	-	-	(141,587)

Balance June 30, 2006	2,000,000	$200	598,800	$60	$37,404,148	$(37,725,097)

The accompanying notes are an integral part of these financial statements

REDDI  BRAKE  SUPPLY  CORPORATION

(Development Stage Company)

STATEMENT OF CHANGES  IN STOCKHOLDERS' EQUITY - continued

Period July 1, 1997 (date of inception of development stage)  to June 30, 2007

_____________________________________________________________________________________

					Capital in
	Preferred Stock		Common Stock		Excess of	Accumulated
	Shares	Amount	Shares	Amount	Par Value	Deficit

Issuance of common stock for
retirement of preferred stock	(2,000,000)	(200)	4,000,000	400	(200)	-
Issuance of common stock for
payment of debt	-	-	902,000	90	127,650	-
Issuance of common stock for
services	-	-	330,000	33	48,367	-
Net loss for the year
ended June 30, 2007	-	-	-	-	-	(177,711)

Balance June 30, 2007	-	$-	5,830,800	$583	$37,579,965	$(37,902,808)

The accompanying notes are an integral part of these financial statements

REDDI  BRAKE  SUPPLY  CORPORATION

(Development Stage Company)

STATEMENT OF CASH FLOWS

For the  Years Ended June 30, 2007  and 2006 and the Period

 July 1, 1997 (date of inception of development stage) to June 30, 2007

			July 1, 1997
	June 30,	June 30,	to
	2007	2006	June 30, 2007
CASH FLOWS FROM OPERATING
ACTIVITIES

Net profit (loss)	$(177,711)	$(141,587)	$(17,650,829)
Adjustments to reconcile net loss to
net cash provided by operating activities

Changes in available-for-sale securities	-	-	2,034
Changes in accounts receivable	-	-	12,756
Changes in accounts payable	129,311	127,033	735,282
Loss of assets	-	-	25,223,711
Accrued interest - convertible debt	-	-	4,036,995
Issuance common stock for settlement of legal action	-	-	22,200
Issuance common stock for services	48,400	5,000	128,400
Issuance of preferred stock for expenses	-	-	10,000
Settlement of debt	-	-	(12,569,960)

Net Cash Used in Operations	-	(9,554)	(49,411)

CASH FLOWS FROM INVESTING
ACTIVITIES	-	-	-

CASH FLOWS FROM FINANCING
ACTIVITIES

Proceeds from loans - related party	-	9,554	18,756

Net Increase (Decrease) in Cash	-	-	(30,655)

Cash at Beginning of Period	-	-	30,655

Cash at End of Period	$-	$-	$-

NON CASH FLOWS FROM OPERATING AND FINANCING ACTIVITIES

Issuance of 1,340 shares common stock for expenses - 1999			$4,200
Issuance of 2,000,000 shares class C preferred stock for expenses - 2000			10,000
Issuance of 12,886 shares common stock for payment and settlement of debt -2001			38,461
Issuance of 16,000 shares common stock for settlement of legal action - 2003			18,000
Issuance of 50,000 shares common stock for payment of debt - 2004			37,564
Issuance of 100,000 shares common stock for services - 2004			75,000
Issuance of 20,000 shares common stock for services - 2006			5,000
Issuance of 330,000 shares common stock for services - 2007			48,400

The accompanying notes are an integral part of these financial statements.

REDDI  BRAKE  SUPPLY  CORPORATION

NOTES TO FINANCIAL STATEMENTS

June 30, 2007

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

Income Taxes

The Company utilizes the liability method of accounting for income taxes.  Under the liability method deferred tax assets and liabilities are determined based on the differences between financial reporting and the tax bases of the assets and liabilities and are measured using the enacted tax rates and laws that will be in effect, when the differences are expected to reverse.  An allowance against deferred tax assets is recognized, when it is more likely than not, that such tax benefits will not be realized. On June 30, 2007 the Company did not have a  net operating loss available for carry forward.

Financial Instruments

The carrying amounts of financial instruments  are considered by management to be their estimated fair values due to their short term maturities.

REDDI  BRAKE  SUPPLY  CORPORATION

NOTES TO FINANCIAL STATEMENTS (Continued)

June 30, 2007

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

REDDI  BRAKE  SUPPLY  CORPORATION

NOTES TO FINANCIAL STATEMENTS (Continued)

June 30, 2007

3.  CAPITAL STOCK

During 2006-2007 the Company issued 1,232,000 post split common shares as payment of debt and services outlined as follows.

Registered shares	Shares	Amount
For payment of debt	710,000	$97,020
For services and expenses	290,000	43,400
Private placement shares
For payment of debt	192,000	30,720
For services and expense	40,000	5,000

The Company also issued 4,000,000 post split common shares for retirement of 2,000,000 preferred shares.

On March 10, 2004 the Company completed a reverse common stock split of one share for 750 outstanding shares and on May 16, 2007 a forward stock split one share of outstanding stock for two shares.  This report has been prepared showing post split shares from inception.

4.  PREFERRED STOCK

On June 14, 2000  the Company  issued 2,000,000 class C preferred shares, to related parties, as reimbursement for expenses paid for the Company.   The terms of the class C preferred shares carry voting rights of  50 votes  for each share and after 90 days from the issuance, conversion rights of one share of preferred C stock for two post split shares of common, at the option of the stockholder. During 2007  the conversion rights were exercised.

5.  SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

Officers-directors and their controlled  entities  acquired 4,000,000 shares  of the Company’s common stock, and have made  no interest, demand loans and accrued consultants fees  of $ 320,385 to the Company.

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

REDDI  BRAKE  SUPPLY  CORPORATION

NOTES TO FINANCIAL STATEMENTS (Continued)

June 30, 2007

7.  SUBSEQUENT EVENTS

On July 25, 2007 a merger agreement was entered into between Reddi Brake Supply Corporation, (RBS) (survivor) and Hidden Splendor Resources, Inc. (HPR) with an estimated  closing date during August 2007. The planned  acquisition of HPR by RBS will be completed by the issuance of 52,477,200 post split shares of (issued and  held in excrow)  RBS‘s common capital stock, in exchange for all stock of HPR, representing 90% of the outstanding stock of RBS after the acquisition. The outstanding stock of RBS before the acquisition would be 5,830,800 and after 58,308,000. The transaction will be accounted for as a reverse acquisition  in which HPR is considered to be the acquirer of RBS for  reporting purposes.  The continuing operations of the business will be those of HPR,  including its prior historical financial statements, and the operations of BRS starting  after the merger. .

Hidden Splendor Resources, Inc. is in the business of the development, production and selling of coal.