Form 10QSB
period 2007-09-30
REDDI BRAKE SUPPLY CORP
filed 2007-11-19
CIK 867687

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

☐

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___ to ____

Commission File No. 0-19620

REDDI BRAKE SUPPLY CORPORATION

(Exact name of small business issuer as specified in its charter)

Nevada	84-1152135
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

57 West 200 South, Suite 400, Salt Lake City, Utah 84101

(Address of principal executive offices)

(801) 521-3292

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

APPLICABLE ONLY TO CORPORATE REGISTRANTS

State the number of shares outstanding of each of the issuer=s classes of common equity, as of the last practicable date.

Class	Outstanding as of November 19, 2007
Common Stock, $0.0001	53,945,200
Preferred Stock, $0.0001	None

Transitional Small Business Disclosure Format (Check one): Yes ☐  No ☒

PART I.

FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

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

Results of Operations

The Three Months Ended September 30, 2007 and 2006 and the Nine Months Ended September 30, 2007 and 2006

We had revenue from continuing operations for the three-month period ending September 30, 2007 of $1,057,073, a 28.1% drop from the $1,470,974 we had in the same period in 2006.  Revenue for the nine months ended September 30, 2007 totaled $3,250,959, a 19.5% drop from the $4,038,238 revenue from the first nine months of operations in 2006.  All revenue was from coal sales from the operations of the Horizon coal mine by our wholly-owned subsidiary, Hidden Splendor Resources, Inc.  Revenues were less in both periods in 2007 period because we did not mine and sell as much coal in the 2007 periods as we did in the 2006 periods.  Our production was less in 2007 because our mining process slowed.  Our ability to timely complete our mining cycle slowed in a large part because of the failure of specific new equipment to perform as expected.  Delays caused by the performance of that equipment, coupled with time lost performing maintenance on such equipment slowed our production, reducing our revenue.

The reduction in production also adversely affected our cash flow and thus our ability to pay for materials and supplies on an efficient basis.  Changes in our cash flow often meant that we had to pay for supplies on a cash basis and the availability of cash often lead to the selective purchase of supplies and materials.  Such selective purchasing led to inefficiencies in actual mining, which in turn hurt production levels.

Expenses in the three month period ended September 30, 2007 totaled $1,745,302, a 3.4% increase over the expenses in the same period in 2006 of $1,688,110.  Much of the increase in our expenses in 2007 occurred because we employed more personnel in 2007 in an effort to expand our mining operations with additional machinery we acquired and extract more coal.   Indeed, our general and administrative expense for the three months ended September 30, 2007 was $454,620 compared to $207,431 for the same period in 2006.  And general and administrative expenses for the nine months ended September 30, 2007 of $1,498,495 are 16.8% higher than the general and administration expenses of $1,282,585 in the same period in 2006.  These increases in general and administrative expenses resulted from our increases in our workforce.  We increased our workforce as part of our plan to increase production through the use of additional equipment.

And though total costs and expenses in the nine month period ended September 30, 2007, were $5,365,677, a 12.5% drop from the total costs and expenses in first nine months in 2006 of $6,135,380, this decrease was primarily the result of our decreased cash flow caused by decreased coal sales.

To some extent, we compensated for the lost revenue by selling the company’s common stock. In the 3rd quarter of 2007 we sold 1,000,000 shares of common stock for approximately $400,857.

Changes in Our Balance Sheet During the First Nine Months of 2007.

The value of our total assets on September 30, 2007 was $9,621,463, up 23.8% from the value of $7,774,741 on December 31, 2006.  This increase was largely due to 32.9% increase in the value of our property and equipment.  Such value increased from $9,391,435 at the end of 2006 to $12,483,327 at the end of the 3rd quarter in 2007.  That vast majority of this increase came from the capitalization of mine costs associated with development of new entry and travelways within the mine.

Our accumulated depreciation and amortization increased from the end of December or 2006 to the end of September 2007 from $2,550,865 to $3,555,465 primarily due to the depreciation of equipment acquired in 2006.

Our total liabilities also increased from $7,247,300 at the end of December of 2006 to $10,298,501 at the end of the 3rd quarter of 2008.  The majority of this increase came from an increase in our accounts payable.  Our accounts payable increased from $1,104,403 at the end of 2006 to $2,342,947 at the end of the 3rd quarter of this year.  The increase was primarily due to our decrease in cash flow from coal sales.  That is, our payable grew as the cash we generated to pay them decreased.

Our liabilities also increased because we borrowed more money.  Our debt on our line of credit increased from $105,962 at the end of 2006 to $506,034 in 2007.  We also borrowed $600,000 from related parties and stockholders.   Accrued operating expenses increased from $1,080,672 at the end of 2006 to $1,560,171 in 2007.

Liquidity and Capital Resources

The operations of the company’s wholly-owned subsidiary, Hidden Splendor Resources, Inc. are being run by Hidden Splendor as a debtor in possession in a bankruptcy action filed by Hidden Splendor on October 15, 2007.  We believe the operations of the Horizon mine can generate sufficient revenue for Hidden Splendor to pay its ongoing post-petition expenses pursuant to a budget Hidden Splendor has created as part of its efforts to obtain a cash collateral order in the pending bankruptcy action.  Assuming a cash collateral order is approved by the bankruptcy court, we believe Hidden Splendor will be able to pay its budgeted post-petition debts as they come due.

Thereafter, we plan to reorganize the operations of Hidden Splendor and have a plan confirmed in the bankruptcy court which will allow Hidden Splendor to pay not only all the post-petition debts of its operations as they become due, but pay its pre-petition secured debt as well.  Our ability to pay all or part of our pre-petition unsecured debt will be contingent on the extent to which we operate profitably after October 15, 2007.

We also plan on funding post-petition operations with equity sales of the company’s common stock.  However, there are no existing understandings, commitments or agreements for such an infusion; nor can there be assurances to that effect.  Moreover, the Company's need for capital may change dramatically if additional governmental regulation imposes additional costs on operations.  Unless the Company can operate the Horizon mine profitably or can obtain additional financing, its ability to continue as a going concern is doubtful.

There are significant risks related to operations.  Such risks generally are outlined in Item 2 under Item 2.01(f) of the Form 8-K filed by the company on or about August 13, 2007 and are incorporated herein by this reference.  In addition to those risks, we face other risks which may adversely impact our operations.  Most significantly, we may not be able reorganize or have a plan of reorganization confirmed in the bankruptcy of Hidden Splendor Resources.  If we are unable to reorganize or have a plan confirmed in the bankruptcy matter, we face the liquidation of the company’s major asset, the operations of the Horizon coal mine.

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

(b) Changes in Internal Controls.

In the quarter ended September 30, 2007, the Company did not make any significant changes in, nor take any corrective actions regarding, its internal controls or other factors that could significantly affect these controls.

PART II. OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

Excepted as noted below, the Company is not involved in any litigation involving a claim for damages which would total, exclusive of interest and costs, in excess of 10% of the Company’s current assets.

On October 15, 2007, Hidden Splendor Resources, Inc. (“Hidden Splendor”), a wholly-owned subsidiary of Reddi Brake Supply Corporation (“Reddi Brake”), filed a Chapter 11 Petition in the United States Bankruptcy Court for the District of Nevada.  The name of the proceeding is In Re: Hidden Splendor Resources, Inc., Debtor in Possession, Case Number BK-N 07-07-51378-gwz, Chapter 11, and the Nevada Bankruptcy Court assumed jurisdiction in the matter on October 15, 2007.  Hidden Splendor’s petition in this regard is a Chapter 11 petition and Hidden Splendor is a debtor in possession and intends to continue to operate its business.

Reddi Brake Supply Corporation did not file a bankruptcy petition.

ITEM 2.  CHANGES IN SECURITIES

During the three months ended September 30, 2007, the Company issued 1,000,000 common shares for $400,857 of cash.  All such shares were restricted and were issued in reliance on the exemption from registration found in section 4(2) of the Securities Act of 1933

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

The company’s wholly-owned subsidiary, Hidden Splendor Resources, Inc. is in default on its obligations to Zions First National Bank.  This includes the line of credit and two loans which comprise the vast majority of the company’s debt.  On October 9, 2007, Hidden Splendor received a letter dated October 5, 2007 from lawyer Michael W. Spence of Ray, Quinney and Nebeker in Salt Lake City, Utah stating that he and his firm represent Zions First National Bank (“Zions”) in connection with the various loans Zions has made to Hidden Splendor.  Such loans are detailed in the financial statements and the notes to the financial statements filed with Reddi Brake’s Form 8-K on August 13, 2007.

Mr. Spence’s letter claims that Hidden Splendor’s obligations to Zions in connection with the loans are in default and demanded payment of the obligations in full on or before October 15, 2007.  This represented an acceleration of the amounts due from Hidden Splendor to Zions under the terms of the parties’ loan agreements.  The total amount of the obligations as stated in Mr. Spence’s letter is $5,242,015.12 as of October 3, 2007.  We believe additional interest and costs in connection with these amounts have accrued since then.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

None

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

Reports on Form 8-K:

Since June 30, 2007, the company filed reports on Form 8-K on the following dates, and such reports are incorporated herein by this reference:

1.

August 13, 2007

2.

October 15, 2007

3.

October 19, 2007

Exhibits

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-B.

Exhibit No.	Title of Document	Location

31	Certification of the Principal Executive
Officer pursuant to Section 302
	of the Sarbanes-Oxley Act of 2002	Attached

32	Certification of the Principal Executive Officer
pursuant to U.S.C. Section 1350 as adopted
pursuant to Section 906 of the Sarbanes-Oxley
	Act of 2002	Attached

SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REDDI BRAKE SUPPLY CORPORATION

Date: November 19, 2007	By: /s/ Alexander H. Walker III
Alexander H. Walker III, President