Form 10QSB/A
period 2007-09-30
REDDI BRAKE SUPPLY CORP
filed 2007-12-05
CIK 867687

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

AMENDED FORM 10-QSB

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

APPLICABLE ONLY TO CORPORATE REGISTRANTS

State the number of shares outstanding of each of the issuer=s classes of common equity, as of the last practicable date.

Class	Outstanding as of November 19, 2007
Common Stock, $0.0001	61,364,927
Preferred Stock, $0.0001	None

Transitional Small Business Disclosure Format (Check one): Yes ☐  No ☒

PART I.

FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

REDDI BRAKE SUPPLY CORPORATION AND SUBSIDIARY

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Balance Sheets as of September 30, 2007 (Unaudited) and December 31, 2006

4

Statements of Operations for the Three Months Ended September 30, 2007 and

   2006 (Unaudited) and for the Nine Months Ended September 30, 2007 and 2006

   (Unaudited)

5

Statements of Stockholders’ Equity (Deficit) for the Nine Months Ended September 30,

   2007 (Unaudited)

6

Statements of Cash Flows for the Nine Months Ended September 30, 2007 and

   2006 (Unaudited)

7

Notes to Financial Statements

8

Reddi Brake Supply Corporation and Subsidiary

Balance Sheets

Assets

	September 30,	December 31,
	2007	2006
	(unaudited)
Current assets:
Cash and cash equivalents	$25	$25
Accounts receivable	42,186	91,689
Related party receivable	21,742	100,849
Supplies and coal inventory	200,000	242,600
Employee receivable, net of allowance of
$121,960 and $0	-	121,960

Total current assets	263,953	557,123

Deposits	37,225	27,225
Property and equipment
Property and equipment	12,483,327	9,391,435
Land and mineral rights	349,823	349,823
	12,833,150	9,741,258
Less: accumulated depreciation and amortization	3,555,465	2,550,865
Net property and equipment	9,277,685	7,190,393

Total assets	$9,578,863	$7,774,741

Liabilities And Stockholders' Equity (Deficit)

Current liabilities:
Checks written in excess of cash in bank	$27,450	$74,248
Line of credit agreement	504,324	105,962
Short-term related party debt	1,650,000	230,000
Accounts payable	2,342,947	1,104,403
Accrued expenses	1,560,170	1,080,672
Current maturities of long-term debt	4,137,977	628,790

Total current liabilities	10,222,868	3,224,075

Long-term liabilities:
Long-term debt, net of current maturities	-	3,861,114
Asset retirement obligation	172,174	162,141

Total long-term liabilities	172,174	4,023,255
Total liabilities	10,395,042	7,247,330

Stockholders' equity (deficit):
Common stock no par value, 100,000,000
shares authorized 61,364,927 and 52,945,200 shares
issued and outstanding	6,137	5,295
Additional paid-in capital	3,481,974	3,081,959
Accumulated deficit	(4,304,290)	(2,559,843)

Total stockholders' equity (deficit)	(816,179)	527,411

Total liabilities and stockholders’ equity (deficit)	$9,578,863	$7,774,741

The accompanying notes are an integral part of these consolidated financial statements.

Reddi Brake Supply Corporation and Subsidiary

Statements of Operations

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Coal Sales	$1,057,073	$1,470,974	$3,250,959	$4,038,238

Costs and expenses
Coal production costs	1,002,388	1,105,005	2,812,561	3,462,168
Depreciation and amortization	334,238	310,291	1,004,164	930,874
General and administrative	454,620	272,814	1,598,534	1,460,053

Total costs and expenses	1,791,246	1,688,110	5,415,259	5,853,095

Loss from operations	(734,173)	(217,136)	(2,164,300)	(1,814,857)

Other income (expense):
Realized gain on investment	-	-	750,834	200,000
Other income	100	-	12,675	18,042
Interest income	-	-	147	-
Interest expense	(114,601)	(122,771)	(343,803)	(361,579)

Total other income (expense)	(114,501)	(122,771)	419,853	(143,537)

Net loss	$(848,674)	$(339,907)	$(1,744,447)	$(1,958,394)

The accompanying notes are an integral part of these consolidated financial statements.

Reddi Brake Supply Corporation and Subsidiary

Statement of Stockholders’ Equity (Deficit) (Unaudited)

					Total
			Additional		Stockholders’
	Common Stock		Paid-in	Accumulated	Equity
	Shares	Amount	Capital	Deficit	(Deficit)

Balance at
January 1, 2007	52,945,200	$5,295	$3,081,959	$(2,559,843)	$527,411

Capital contribution,
January 2007	-	-	98,357	-	98,357

Reverse acquisition
of Reddi Brake for
assumption of liabilities
of $320,385,
August 10, 2007	5,882,800	588	(320,973)	-	(320,385)

Shares issued to settle
liabilities assumed in
reverse acquisition,
August 16, 2007	1,186,927	119	320,266	-	320,385

Shares issued
for cash, August
through September, 2007	1,350,000	135	302,365	-	302,500

Net Loss	-	-	-	(1,744,447)	(1,744,447)

Balance at
September 30, 2007	61,364,927	$6,137	$3,481,974	$(4,304,290)	$(816,179)

The accompanying notes are an integral part of these consolidated financial statements.

Reddi Brake Supply Corporation and Subsidiary

Statements of Cash Flows

	September 30,
	2007	2006
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net loss	$(1,744,447)	$(1,958,394)
Noncash items included in net loss:
Depreciation and amortization	1,004,164	930,874
Accretion of asset retirement obligation	10,033	-
Changes in current assets and liabilities:
Accounts receivable	49,503	(26,227)
Employee receivable	121,960	(121,960)
Supplies and coal inventory	42,600	(90,777)
Deposits	(10,000)	-
Accounts payable	1,238,544	779,307
Accrued expenses	479,498	170,906

Net cash provided by (used for) operating activities	1,191,855	(316,271)

Cash flows from investing activities:
Capital expenditures	(3,091,456)	(770,264)
Related party and employee receivable	79,107	-

Net cash used for investing activities	(3,012,349)	(770,264)

Cash flows from financing activities:
Checks written in excess	(46,798)	-
Net proceeds (payments) on line of credit	398,363	(94,113)
Proceeds on related party short-term notes	1,420,000	-
Proceeds on long-term debt	-	683,713
Payments on long-term debt	(351,928)	(406,479)
Proceeds from increase in shareholder loan payable	-	280,000
Proceeds from capital contribution	98,357	-
Proceeds from issuance of common stock	302,500	-

Net cash provided by financing activities	1,820,494	463,121

Decrease in cash	-	(623,414)

Cash, beginning of period	25	676,886

Cash, end of period	$25	$53,472

Supplemental Cash Flow Information

Cash paid for interest	$(343,803)	$(361,579)

Noncash investing and financing activities:

On August 10, 2007 the Company assumed liabilities of $320,385 in exchange for shares issued in the reverse acquisition.  Subsequent to the reverse acquisition, the Company issued 1,186,927 common shares to settle the liabilities of $320,385 that were assumed in the reverse acquisition.

The accompanying notes are an integral part of these consolidated financial statements.

Reddi Brake Supply Corporation and Subsidiary

Notes to Financial Statements (Unaudited)

Note 1:

Summary of Significant Accounting Policies:

Nature of Operations - Reddi Brake Supply Corporation and Subsidiary (“the Company”) is a coal mining company located in Helper, Utah. The Company operates a coal mine that covers approximately 1,288 acres.  Daily coal production is delivered to a coal brokerage company at the mine site.

On August 10, 2007, Hidden Splendor Resources, Inc. ("HSR") consummated an acquisition agreement with Reddi Brake Supply Corporation ("Reddi") whereby Reddi acquired all of the outstanding common stock of HSR in exchange for the issuance of 52,945,200 shares of common stock, which shares represented 90% of the Reddi common stock outstanding after the transaction.  The transaction was recognized as a reverse stock split of the HSR common stock outstanding.  The acquisition of Reddi was recognized as the issuance of the 5,882,800 shares of Reddi common stock that remained outstanding in exchange for the assumption of liabilities of $320,385.  Accordingly, HSR acquired Reddi for financial reporting purposes, hence the assets and liabilities of HSR remain at their historical costs.  The accompanying financial statements have been restated on a retroactive basis to present the capital structure of the Company as though it were the reporting entity Reddi Brake.

Condensed Interim Unaudited Financial Statements – The accompanying unaudited condensed consolidated financial statements include the accounts of Reddi Brake Supply Corporation and its wholly owned subsidiary, Hidden Splendor Resources, Inc.  These financial statements are condensed and, therefore, do not include all disclosures normally required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the most recent annual financial statements of Hidden Splendor Resources, Inc. for the year ended December 31, 2006, included in the Company’s Form 8-K filed with the Securities and Exchange Commission on August 13, 2007. In particular, The Company’s significant accounting principles were presented as Note 1 to the financial statements in that report.  The accompanying unaudited financial statements of the Company at September 30, 2007 and for the three months ended September 30, 2007 and 2006 reflect all adjustments (consisting only of normal recurring adjustments) that, in the opinion of Management, are necessary to present fairly the financial position and results of operations of the Company. Operating results for the three months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

Recent Accounting Pronouncements - In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 will be applied prospectively and is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. SFAS 157 is not expected to have a material impact on the Company’s consolidated financial statements.

In February 2007, the FASB issued SFAS No 159, The Fair Value Option for Financial Assets and Financial Liabilities – including an amendment of FASB Statement No 115 (“SFAS 159”).  SFAS 159 allows measurement at fair value of eligible financial assets and liabilities that are not otherwise measured at fair value. If the fair value option for an eligible item is elected, unrealized gains and losses for that item will be reported in the results of operations of each subsequent reporting period.

SFAS 159 also establishes presentation and disclosure requirements designed to draw comparison between the different measurements attributes the Company elects for similar types of assets and liabilities. This statement is effective for fiscal years beginning after November 15, 2007. The Company is in the process of evaluating the application of the fair value option and its effect on its financial position and results of operations.

Note 2:

Business Condition

As of September 30, 2007, the Company had a working capital deficiency of $9,958,915 as well as an accumulated deficit of $4,304,209. In addition, for the nine months ended September 30, 2007 and 2006, the Company suffered net losses of $1,744,447 and $1,958,394, respectively. Subsequent to September 30, 2007, the Company’s wholly owned subsidiary, Hidden Splendor Resources (HSR), filed a Chapter 11 Petition in the United States Bankruptcy Court for the District of Nevada (Note 6).

These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company intends to pay its ongoing post-petition expenses pursuant to a budget HSR has created as part of its efforts to obtain a cash collateral order in the pending bankruptcy action. The Company plans to reorganize the operations of HSR and have a plan confirmed in the bankruptcy court which will allow HSR to pay not only all the post-petition debts of its operations as they become due, but pay its pre-petition secured debt as well. HSR’s ability to pay all or part of the pre-petition unsecured debt will be contingent on the HSR’s profitably after September 30, 2007. In addition, the Company plans on funding post-petition operations with equity sales of the Company’s common stock.. There can be no assurance that management’s plans will be successful.

Reddi Brake Supply Corporation and Subsidiary

Notes to Financial Statements (Unaudited)

Note 3: Long-Term and Short-Term Debt:

Long-term and short-term debt consists of the following:

	Interest	September 30,	December 31,
	Rate	2007	2006
		(unaudited)
Line of credit payable to a bank, secured by
Company assets, guaranteed by shareholders,	10.25% -
maximum $506,034, balance due September 2007.	11.25%	$504,326	$105,962

Short-term note payable to shareholders, unsecured,
no interest rate, due on demand	n/a	555,000	230,000

Short-term notes payable to related party, principal
and accrued interest due on demand	18.00%	300,000	-

Short-term note payable to shareholder, due on demand	n/a	45,000	-

Short-term note payable to related party, due on demand	n/a	70,000	-

Short-term note payable to related party, due on demand	n/a	180,000	-

Short-term notes payable to related party, principal
and accrued interest due June 15, 2008	8.25%	500,000	-

Total short-term related party debt		$1,650,000	$230,000

Note payable, secured by Company assets, guaranteed
by shareholders, aggregate monthly principal and	8.00% -
interest payments of $48,850, due currently.	11.00%	$2,128,519	$2,325,890

Note payable, secured by Company assets, guaranteed
by shareholders, aggregate monthly principal and	8.25% -
interest payments of $37,544, due currently.	9.25%	2,009,458	2,164,014

Total notes payable		4,137,977	4,489,904
Current portion of long-term debt		(4,137,977)	(628,790)

Long-term debt at balance sheet date		$-	$3,861,114

Reddi Brake Supply Corporation and Subsidiary

Notes to Financial Statements (Unaudited)

Note 4:

Stockholders’ Equity:

The Company’s Articles of Incorporation allow for 2,500,000 shares of $0.0001 par value each, which shares shall be designated “Preferred Stock” and which may be issued in one or more series at the discretion of the Board of Directors.

During January 2007, the Company received cash proceeds of $98,357 as a contribution to capital.

On August 10, 2007, the reverse acquisition of Reddi was recognized as the issuance of the 5,882,800 shares of Reddi common stock that remained outstanding in exchange for the assumption of liabilities of $320,385.  In August 2007, the Company issued 1,186,927 shares to settle the liabilities of $320,385 that were assumed in the reverse acquisition.

During the nine months ended September 30, 2007, the Company issued 1,350,000 shares of restricted common stock for cash proceeds of $302,500.

Note 5:

Related Party Activity:

The Company had short-term related party debt in the amount of $1,650,000 (see note 3) at September 30, 2007. This amount consists of loans made to the Company from stockholders and relatives of stockholders.

Note 6:

Subsequent Event:

On October 15, 2007, Hidden Splendor Resources (HSR), a wholly-owned subsidiary of Reddi, filed a Chapter 11 Petition in the United States Bankruptcy Court for the District of Nevada.  The name of the proceeding is In Re: Hidden Splendor Resources, Inc., Debtor in Possession, Case Number BK-N 07-07-51378-gwz, Chapter 11, and the Nevada Bankruptcy Court assumed jurisdiction in the matter on October 15, 2007.  HSR's petition in this regard is a Chapter 11 petition and HSR is a debtor in possession and intends to continue to operate its business.

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

Results of Operations

The Three Months Ended September 30, 2007 and 2006 and the Nine Months Ended September 30, 2007 and 2006

We had revenue from continuing operations for the three-month period ending September 30, 2007 of $1,057,073, a 28.1% drop from the $1,470,974 we had in the same period in 2006.  Revenue for the nine months ended September 30, 2007 totaled $3,250,959, a 19.5% drop from the $4,038,238 revenue from the first nine months of operations in 2006.  All revenue was from coal sales from the operations of the Horizon coal mine by our wholly-owned subsidiary, Hidden Splendor Resources, Inc.  Revenues were less in both periods in 2007 because we did not mine and sell as much coal in the 2007 periods as we did in the 2006 periods.  Our production was less in 2007 because our mining process slowed.  Our ability to timely complete our mining cycle slowed in a large part because of the failure of specific new equipment to perform as expected.  Delays caused by the performance of that equipment, coupled with time lost performing maintenance on such equipment slowed our production, reducing our revenue.

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

Expenses in the three month period ended September 30, 2007 totaled $1,791,246, a 5.6% increase over the expenses in the same period in 2006 of $1,688,110.  Much of the increase in our expenses in 2007 occurred because we employed more personnel in 2007 in an effort to expand our mining operations with additional machinery we acquired and extract more coal.   Indeed, our general and administrative expense for the three months ended September 30, 2007 was $454,620 compared to $272,814 for the same period in 2006.  And general and administrative expenses for the nine months ended September 30, 2007 of $1,598,534 are 8.7% higher than the general and administration expenses of $1,460,053 in the same period in 2006.  These increases in general and administrative expenses resulted from our increases in our workforce.  We increased our workforce as part of our plan to increase production through the use of additional equipment.

And though total costs and expenses in the nine month period ended September 30, 2007, were $5,759,062, a 7.9% drop from the total costs and expenses in first nine months in 2006 of $6,214,674, this decrease was primarily the result of our decreased cash flow caused by decreased coal sales.

To some extent, we compensated for the lost revenue by selling the company’s common stock. In the 3rd quarter of 2007 we sold 1,350,000 shares of common stock for approximately $302,500.

Changes in Our Balance Sheet During the First Nine Months of 2007.

The value of our total assets on September 30, 2007 was $9,578,863, up 23.2% from the value of $7,774,741 on December 31, 2006.  This increase was largely due to 32.9% increase in the value of our property and equipment.  Such value increased from $9,391,435 at the end of 2006 to $12,483,327 at the end of the 3rd quarter in 2007.  That vast majority of this increase came from the capitalization of mine costs associated with development of new entry and travelways within the mine.

Our accumulated depreciation and amortization increased from the end of December 2006 to the end of September 2007 from $2,550,865 to $3,555,465 primarily due to the depreciation of equipment acquired in 2006.

Our total liabilities also increased from $7,247,330 at the end of December of 2006 to $10,395,042 at the end of the 3rd quarter of 2007.  The majority of this increase came from an increase in our accounts payable.  Our accounts payable increased from $1,104,403 at the end of 2006 to $2,342,947 at the end of the 3rd quarter of this year.  The increase was primarily due to our decrease in cash flow from coal sales.  That is, our payable grew as the cash we generated to pay them decreased.

Our liabilities also increased because we borrowed more money.  Our debt on our line of credit increased from $105,962 at the end of 2006 to $504,324 in 2007.  We also borrowed $1,420,000 from related parties and stockholders.   Accrued operating expenses increased from $1,080,672 at the end of 2006 to $1,560,170 in 2007.

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

ITEM 2.

CHANGES IN SECURITIES

During the three months ended September 30, 2007, the Company issued 1,350,000 common shares for $302,500 of cash. In addition, the Company issued 1,186,927 common shares to settle an obligation of $320,385.  All such shares were restricted and were issued in reliance on the exemption from registration found in section 4(2) of the Securities Act of 1933

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

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

ITEM 6.

EXHIBITS AND REPORTS ON FORM 8-K

Reports on Form 8-K:

Since June 30, 2007, the company filed reports on Form 8-K on the following dates, and such reports are incorporated herein by this reference:

1.

August 13, 2007

2.

October 15, 2007

3.

October 19, 2007

Exhibits

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-B.

Exhibit No.	Title of Document	Location

31	Certification of the Principal Executive
Officer pursuant to Section 302
	of the Sarbanes-Oxley Act of 2002	Attached

32	Certification of the Principal Executive Officer
pursuant to U.S.C. Section 1350 as adopted
pursuant to Section 906 of the Sarbanes-Oxley
	Act of 2002	Attached

SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REDDI BRAKE SUPPLY CORPORATION

Date: December 5, 2007	By: /s/ Alexander H. Walker III
Alexander H. Walker III, President