Form 10KSB
period 2007-12-31
AMERICA WEST RESOURCES, INC.
filed 2008-04-15
CIK 867687

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-KSB
_____________________________________________________________________________________

[ X ]     Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2007

[    ]     Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number 0-19620

America West Resources, Inc.
(Exact name of small business issuer as specified in its charter)

Nevada	84-1152135
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

57 West 200 South, Suite 400, Salt Lake City, UT	84101
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:    (801) 521-3292

Former Name: Reddi Brake Supply Corporation

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock

Check whether the Issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  ☐

Check whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the closing price of the common stock on the OTC Electronic Bulletin Board on April 14, 2008 was $5,639,329.

As of April 14, 2008, the registrant had 100,234,928 shares of common stock outstanding.

America West Resources, Inc.

PART I

Industry and Market Data

The industry and market data presented in this Annual Report are estimates and are based upon third-party data and our own internal estimates. While we believe this data is reasonable, in some cases our data is based on our or others’ estimates and cannot be verified by us. Accordingly, prospective investors are cautioned not to place undue reliance on the industry and market data included in this Annual Report.

Special Note Regarding Forward-Looking Statements

This Annual Report contains forward-looking statements.  These statements relate to future events or future financial performance and involve known and unknown risks, uncertainties and other factors that may cause the Company’s or its industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by the forward-looking statements.

In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or the negative of these terms or other comparable terminology.  These statements are only predictions.  Actual events or results may differ materially.

Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, the Company cannot guarantee future results, levels of activity, performance or achievements.  Moreover, neither the Company nor any other person assumes responsibility for the accuracy and completeness of these forward-looking statements.  The Company is under no duty to update any of the forward-looking statements after the date of this report to conform its prior statements to actual results.

ITEM 1.   DESCRIPTION OF BUSINESS

We are in the business of coal mining through our wholly owned subsidiary Hidden Splendor Resources, Inc., a Nevada corporation (“Hidden Splendor”).  Hidden Splendor’s only business is the coal mining operation at the Horizon Mine located approximately 11 miles west of Helper, Utah in Carbon County.  This mine produces what is commonly known as “steam coal,” that is, coal used to heat water to create steam which, in turn, is used to turn turbine engines to produce electricity.  While steam coal primarily is sold to power companies for use in coal fired power plants, steam coal also can be used in the production process for concrete and often is sold in the western United States for this purpose.  Since 2003, the market for the coal mined from the Horizon Mine has been sold to local utilities, other coal mining operations, a concrete producer and a coal broker.

Coal mined from the Horizon Mine is loaded into trucks which haul the coal either directly to end users of the coal or to distribution facilities known as loadouts where the coal is loaded into rail cars and transported via rail to customers.  The Horizon mine is located approximately 8 miles from the nearest loadout facility and approximately 16 miles from the loadout facility most commonly used to ship our coal to end users.   Hidden Splendor sells the coal mined at the Horizon Mine on a “FOB the mine” basis.  That is, Hidden Splendor is paid for the coal mined from the Horizon Mine as that coal is loaded into trucks at the mine site.  Once the coal is loaded into those trucks, the coal belongs to our customers.

In 2008, we entered into an agreement with Hidden Splendor, Alexander H. Walker, Jr. and Cecil Ann Walker, both of which were directors of the Company, to formalize the purchase by Hidden Splendor of 5 patented and 47 unpatented mining claims located in Lyon County, Nevada, known as the “Como Property” for 2,000,000 shares of our common.  We have the right, but not the obligation, to unwind the agreement if (i) the Como Property does not appraise at $2,000,000 or greater, (ii) Hidden Splendor is unable to develop, work, lease or otherwise use the Como Property, to its sole satisfaction, within 6 months of the agreement or (iii) there is a material misrepresentation in the representations in the Agreement.  Share have not been issued pursuant to this agreement as of this date.

Organizational History

 We were incorporated in Nevada on July 13, 1990 as Franklin Capital, Inc. On October 17, 1991, the Company changed its name to Wesco Auto Parts Corporation and again effected a name change on April 21, 1994 to Reddi Brake Supply Corporation.   In February 2008 we changed our name from Reddi Brake Supply Corporation to America West Resources, Inc.  In addition on January 16, 2008, the board of directors and a majority of our shareholders consented to increase our authorized stock from 100,000,000 to 200,000,000 shares and provided the board of directors the power to implement a reverse stock split of the Company’s common stock at a ratio of not less than 5-for-1 and not greater than 20-for-1.

On August 10, 2007, we acquired all of the outstanding stock of Hidden Splendor.  In exchange for the acquisition of all of the issued and outstanding stock of Hidden Splendor we issued a total of 52,945,200 shares of our common stock.  Prior to the acquisition of Hidden Splendor, we had no business activities.

On October 15, 2007, Hidden Splendor, filed a Chapter 11 Petition in the United States Bankruptcy Court for the District of Nevada.  The name of the proceeding is In Re: Hidden Splendor Resources, Inc., Debtor in Possession, Case Number BK-N 07-07-51378-gwz, Chapter 11, and the Nevada Bankruptcy Court assumed jurisdiction in the matter on October 15, 2007.  Hidden Splendor’s petition in this regard is a Chapter 11 petition and Hidden Splendor is a debtor in possession and intends to continue to operate its business.

Competition

The coal mining business is highly competitive. We face substantial competition in connection with the marketing and sale of our coal.  Most of our competitors are well established, have greater financial, marketing, personnel and other resources, and have been in business for longer periods of time.  Indeed, in the State of Utah, Hidden Splendor is likely the smallest producer of coal in terms of production, reserves and available capital resources. There is no assurance that we can maintain or expand our market share. The greater financial resources of such competitors will permit them to implement extensive marketing and production programs.  Hidden Splendor’s place in the market for coal currently is limited to providing a supplemental supply of coal to customers who buy the majority of the coal they need from the other coal mining operations in the area.  Hidden Splendor competes in this market not so much as a direct competitor with the other larger, well established coal operations, but as a supplemental source for coal.

According to the Utah Geological Survey of the Utah Division of Natural Resources, there were 10 active coal mines in the State of Utah during 2006, of which the Horizon Mine was one.  The same source indicates that those 10 active coal mines produced a total of approximately 26,304,000 tons of coal in 2006.  But during 2006, Hidden Splendor’s operations at the Horizon Mine yielded 256,025 tons of coal, which is less than 1% of the total tons mined in Utah during that year.

Our Customers

In 2007, Hidden Splendor’s major customer was Commonwealth Coal Company of Richmond, Virginia.  In April 2005, Hidden Splendor entered into a Coal Sales Agreement with Commonwealth Coal under the terms of which Hidden Splendor still owes Commonwealth approximately 420,000 tons of coal.   During 2007, Commonwealth Coal was the main purchaser of coal sold by Hidden Splendor.  In 2008 we have sold coal mined from the Horizon Mine to other purchasers as well as to Commonwealth Coal.

Governmental Approvals

We pay a royalty to the federal government on coal sales.  This royalty currently is equal to 8% of all coal sales and is payable on a monthly basis.  We have applied for a reduction in the royalty rate which applies to its coal sales, but as of April 7, 2008, the Company has not received an approval of a reduction in the royalty it is obligated to pay.

The Horizon Mine is under the authority of an operating permit granted by the State of Utah Natural Resources Department, Division of Oil Gas and Mining (“DOGM”).  Also, Hidden Splendor’s mining operations are subject to approval from the Federal Bureau of Land Management (the “BLM”).  In this regard, Hidden Splendor has filed a Resource Recovery and Protection Plan (known as a “R2P2”) with the BLM and DOGM.  The R2P2 details the Company’s mining plan in connection with various requirements imposed by both the state and federal governmental entities (see discussion of “Effect of Governmental Relation” below).

Government Regulation

The coal mining industry is subject to increasingly strict regulation by federal, state and local authorities with respect to matters such as:

1. limitations on land use;
2. employee health and safety;
3. mandated benefits for retired coal miners;
4. mine permitting and licensing requirements;
5. reclamation and restoration of mining properties after mining is completed;

6.  air quality standards;
7.  water pollution;
8.  protection of human health, plant life and wildlife;
9.  the discharge of materials into the environment;
10.    surface subsidence from underground mining; and
11.    the effects of mining on groundwater quality and availability.

In particular, federal and state statutes require us to restore mine property in accordance with specific standards and an approved reclamation plan, and require that we obtain and periodically renew permits for mining operations. If we do not make adequate provisions for all expected reclamation and other costs associated with mine closures, it could harm our future operating results. In addition, state and federal regulations impose strict standards for particulate matter emissions which may restrict our ability to develop new mines or could require us to modify our existing operations and increase our costs of doing business.

Federal and state safety and health regulation in the coal mining industry may be the most comprehensive and pervasive system for protection of employee safety and health affecting any segment of the U.S. industry. It is costly and time-consuming to comply with these requirements and new regulations or orders may materially adversely affect our mining operations or cost structure, any of which could harm our future results.

             Under federal law, each coal mine operator must secure payment of federal black lung benefits to claimants who are current and former employees and contribute to a trust fund for the payment of benefits and medical expenses to claimants who last worked in the coal industry before July 1973. The trust fund is funded by an excise tax on coal production. If this tax increases, or if we could no longer pass it on to the purchaser of our coal under many of our long-term sales contracts, it could increase our operating costs and harm our results. New regulations that took effect in 2001 could significantly increase our costs with contesting and paying black lung claims. If new laws or regulations increase the number and award size of claims, it could substantially harm our business.

             The costs, liabilities and requirements associated with these and other regulations may be costly and time-consuming and may delay commencement or continuation of exploration or production operations. Failure to comply with these regulations may result in the assessment of administrative, civil and criminal penalties, the imposition of cleanup and site restoration costs and liens, the issuance of injunctions to limit or cease operations, the suspension or revocation of permits and other enforcement measures that could have the effect of limiting production from our operations. We may also incur costs and liabilities resulting from claims for damages to property or injury to persons arising from our operations. We must compensate employees for work-related injuries. If we do not make adequate provisions for our workers’ compensation liabilities, it could harm our future operating results. If we are pursued for these sanctions, costs and liabilities, our mining operations and, as a result, our profitability could be adversely affected. See “Environmental and other regulatory matters.”

             The possibility exists that new legislation and/or regulations and orders may be adopted that may materially adversely affect our mining operations, our cost structure and/or our customers’ ability to use coal. New legislation or administrative regulations (or new judicial interpretations or administrative enforcement of existing laws and regulations), including proposals related to the protection of the environment that would further regulate and tax the coal industry, may also require us or our customers to change operations significantly or incur increased costs. These regulations, if proposed and enacted in the future, could have a materially adverse effect on our financial condition and results of operations.

Costs of Compliance with Environmental Laws

We incur regular compliance costs associated with environmental laws.  These costs include the costs associated with water monitoring, maintaining a reclamation bond, and the payment of reclamation fees.

Employees

As of April 7, 2008 Hidden Splendor has approximately 74employees, all of which are full-time employees.

Risk Factors

You should consider carefully the following risks and other information in this Annual Report, including the financial statements. If any of the following risks actually occur, our business, financial condition and operating results could be adversely affected.

RISKS RELATED TO OUR BUSINESS

Our wholly-owned subsidiary is in Chapter 11 bankruptcy reorganization.

America West’s wholly subsidiary, Hidden Splendor Resources, Inc., filed a petition for Chapter 11 protection in the United States Bankruptcy Court for the District of Nevada on October 15, 2007.  Since that time, Hidden Splendor has operated as a debtor in possession.  Though Hidden Splendor has filed a proposed disclosure statement and a proposed plan of reorganization in that Chapter 11 proceeding, there is no assurance that is disclosure statement will be approved for distribution or that its plan of reorganization will be confirmed in that proceeding.  If Hidden Splendor is unsuccessful in its reorganization efforts it is possible that the operations of the Horizon Mine could be lost.  Currently, the operations of the Horizon Mine are the only operations we have which generate revenue.

Significant competition from entities with greater resources could result in our failure.

We operate in a highly competitive industry with national and international energy resources companies.  We face substantial competition in connection with the marketing and sale of our coal.  Most of our competitors are well established, have greater financial and marketing, personnel, other resources, and have been in business for longer periods of time than us.  Indeed, in the State of Utah, Hidden Splendor is likely the smallest producer of coal in terms of production, reserves and available capital resources.  There is no assurance that we can maintain or expand our market share. The greater financial resources of such competitors will permit them to implement extensive marketing and production programs. Our competitors' use of their substantially greater resources could overwhelm our efforts to operate successfully and could cause our failure.

There is no assurance that our limited revenues will be sufficient to operate profitably, or that we will generate greater revenues in the future.

Hidden Splendor only acquired the Horizon Mine in March of 2003.  We are a new entrant in the coal industry in the western United States.  We had no revenues from the acquisition of the Horizon Mine in March of 2003 until the third quarter of 2003 when we began mining operations.  We have not been profitable and have a limited operating history.  We must be regarded as a risky venture with all of the unforeseen costs, expenses, problems, risks and difficulties to which such ventures are subject.

Our coal sales for the year ended December 31, 2007were approximately $5.0 million, and for the year ended December 31, 2006 were approximately $5.8 million.  There is no assurance that we can achieve greater sales or generate profitable sales.  We expect that many coal producers can and will produce and sell coal at cheaper prices per ton than our production cost rates.  Their production and sales could adversely affect our revenues and profits, if any. There is no assurance that we will ever operate profitably.  There is no assurance that we will generate continued revenues or any profits, or that the market price of our common stock will be increased thereby.

We face numerous uncertainties in estimating our economically recoverable coal reserves, and inaccuracies in our estimates could result in lower than expected revenues, higher than expected costs or decreased profitability.

We base our reserve information on engineering, economic and geological data assembled and analyzed by third-party experts and by our staff.  The reserves estimates as to both quantity and quality are annually reviewed in light of actual production of coal from the reserves and other data received.  There are numerous uncertainties inherent in estimating quantities and qualities of, and costs to mine recoverable reserves, including many factors beyond our control. Estimates of economically recoverable coal reserves and net cash flows necessarily depend upon a number of variable factors and assumptions, all of which may vary considerably from actual results such as:

-	geological and mining conditions which may not be fully identified by available exploration data or which may differ from experience in current operations;
-	historical production from the area compared with production from other similar producing areas; and
-
the assumed effects of regulation and taxes by governmental agencies and assumptions concerning coal prices, operating costs, mining technology improvements, severance and excise taxes development costs and reclamation costs.

For these reasons, estimates of the economically recoverable quantities and qualities attributable to any particular group of properties, classifications of reserves based on risk of recovery and estimates of net cash flows expected from particular reserves prepared by different engineers or by the same engineers at different times may vary substantially. Actual coal tonnage recovered from identified reserve areas or properties and revenues and expenditures with respect to our reserves may vary materially from estimates. Thus, these estimates may not accurately reflect our actual reserves. Any inaccuracy in our estimates related to our reserves could result in lower than expected revenues, higher than expected costs, or decreased profitability.

Our business requires substantial capital investment and maintenance expenditures, which we may be unable to provide.

Our business strategy will require additional substantial capital investment. We require capital for, among other purposes, reducing bank debt, managing acquired assets, acquiring new equipment, acquiring additional reserves, maintaining the condition of our existing equipment and maintaining compliance with environmental laws and regulations. To the extent that cash generated internally and cash available under our credit facilities is not sufficient to fund capital requirements, we will require additional debt and/or equity financing. However, this type of financing may not be available or, if available, may not be available on satisfactory terms.  Future debt financing, if available, may result in increased interest and amortization expense, increased leverage and decreased income available to fund further acquisitions and expansion.  In addition, future debt financing may limit our ability to withstand competitive pressures and render us more vulnerable to economic downturns.  If we fail to generate or obtain sufficient additional capital in the future, we could be forced to reduce or delay capital expenditures, sell assets or restructure or refinance our indebtedness, or our business may fail.

Unexpected increases in raw material costs could significantly impair our operating results.

Our coal mining operations use significant amounts of steel, petroleum products and other raw materials in various pieces of mining equipment, supplies and materials.  Historically, the prices of steel and petroleum have fluctuated. If the price of steel, petroleum products or other of these materials increase, our operational expenses will increase.  Such increases could have a significant negative impact on our operating results.

A shortage of skilled labor in the mining industry could pose a risk to achieving optimal labor productivity and competitive costs, which could adversely affect our profitability.

 Efficient coal mining using modern techniques and equipment requires skilled laborers, preferably with at least a year of experience and proficiency in multiple mining tasks. In the event the shortage of experienced labor continues or worsens, or we are unable to train the necessary amount of skilled laborers, the shortage of such laborers in our workforce could have an adverse impact on our productivity and, therefore, have a material adverse effect on our results of operations.

Some of our Officers and Directors have limited or no prior experience in the coal business and that lack of experience could harm our business.

America West’s presidentand CEO has been an officer and director of Hidden Splendor since 2003.  Prior to that time he was not involved in the coal industry.  Our chief financial officer also was no involved in the coal industry prior to the time he joined management in January of 2008.  Other board member also have limited experience in the coal industry.  This lack of experience could place the Company at a disadvantage and could result in the disruption and harm to our business.

The loss of, or conflicts with, key management personnel could adversely affect our business.

We are heavily dependent upon the skills, talents, and abilities of our executive officers and supervisory level employees at the Horizon Mine, as well as our consultants, to implement our business plan.  Given the intense competition for qualified management personnel in our industry, the loss of the services of any key management personnel may significantly and detrimentally affect our business and prospects. There is no assurance that we will be able to retain these personnel, and it may be time consuming and costly to recruit qualified replacement personnel.

Certain conflicts of interest may exist between our officers, directors and us.  Although management's time is devoted to our business, some of our officers and directors have other business interests to which they devote their attention, and they may be expected to continue to do so. As a result, conflicts of interest may arise that can be resolved only through the exercise of prudent judgment consistent with such officers' and directors' fiduciary duties to us.  We may, from time to time, find that the inability of our directors and other officers to devote their complete attention to our business results in a delay in progress toward implementing our business plan, and detrimentally affects our business.

Our inability to diversify our operations may subject us to economic fluctuations within our industry.

Our limited financial resources reduce the likelihood that we will be able to diversify our operations.  Our probable inability to diversify our activities into the operation of more than one coal mine will subject our single-mine operation to economic fluctuations within the coal industry and, therefore, increase the risks associated with our operations.

There is no assurance that we will find purchasers for our product at profitable prices.

If we are unable to achieve supply contracts, or are unable to find buyers willing to purchase our coal at profitable prices, our revenues and operating profits could suffer.

If transportation for our coal becomes unavailable or uneconomic for our customers, our ability to sell coal could suffer.

Transportation costs represent a significant portion of the total cost of delivered coal and, as a result, play a critical role in a customer's purchasing decision.  Increases in transportation costs could make our coal less competitive as a source of energy or could make some of our operations less competitive than other sources of coal.

Coal producers in the United States depend upon rail, barge, trucking, overland conveyor and other systems to deliver coal to their customers.  We depend primarily on rail and trucking for the delivery of our coal.  While U.S. coal customers typically arrange and pay for transportation of coal from the mine to the point of use, and that is the case in the delivery of our coal, disruption of these transportation services because of weather-related problems, strikes, lock-outs, increases in fuel prices or other events could temporarily impair our ability to supply coal to our customers and thus could adversely affect our results of operations.

Risks inherent to mining could increase the cost of operating our business.

Our revenues depend on our level of coal mining production.  Our mining operations and level of coal production are subject to conditions beyond our control that can delay coal deliveries or increase the cost of mining for varying lengths of time. These conditions and events include:

-	the unavailability of qualified labor;
-	our inability to acquire, maintain or renew necessary permits or mining or surface rights in a timely manner, if at all;
-
unfavorable geologic conditions, such as the thickness of the coal deposits, faults which run through the coal seam, water in the coal mine and the amount of rock embedded in or overlying the coal deposit;

-	failure of reserve estimates to prove correct;
-
changes in governmental regulation of the coal industry, including the imposition of additional taxes, fees or actions to suspend or revoke our permits, or changes in the manner of enforcement of existing regulations;

-	mining and processing equipment failures and unexpected maintenance problems;
-	adverse weather and natural disasters, such as heavy rains and flooding;
-	Increased water entering mining areas and increased or accidental mine water discharges;
-	Increased or unexpected reclamation costs;
-	interruptions due to transportation delays;
-	the unavailability of required equipment of the type and size needed to meet production expectations; and
-	unexpected mine safety accidents, including fires and explosions.

Any interruptions in our production of coal could adversely affect our business and revenues.

Coal Mining is a dangerous industry.

Coal mining, especially underground coal mining, is dangerous.  Great care must be taken to assure safe, continued operations.  Past experiences of others in the industry indicate that lapses in safety practices can result in catastrophic collapse of a coal mining operation.  Even when best mining practices are strictly observed, natural disasters such as an earthquake could possibly destroy a coal mine’s operations.  Any catastrophic event at our coal mine which would close our mine for an extended period of time likely would cause the failure of our operations.

The government extensively regulates our mining operation, which imposes significant costs on us, and future regulations could increase those costs or limit our ability to produce coal.

Federal, state and local authorities regulate the coal mining industry with respect to matters such as employee health and safety, permitting and licensing requirements, air quality standards, water pollution, plant and wildlife protection, reclamation and restoration of mining properties after mining is completed, the discharge of materials into the environment, surface subsidence from underground mining and the effects that mining has on groundwater quality and availability.  In addition, significant legislation mandating specified benefits for retired coal miners affects our industry.  Numerous governmental permits and approvals are required for mining operations.  We are required to prepare and present to federal, state or local authorities data pertaining to the effect or impact that any proposed exploration for or production of coal may have upon the environment.

The costs, liabilities and requirements associated with these regulations may be costly and time-consuming and may delay commencement or continuation of exploration or production operations.  We believe it is likely that new legislation and/or regulations and orders will be adopted that may materially adversely affect our mining operations, our cost structure and/or our customers' ability to use coal.  New legislation or administrative regulations (or judicial interpretations of existing laws and regulations), including proposals related to the protection of the environment and reduction of the emission of greenhouse gasses such as carbon dioxide, and extensive new regulations regarding mine safety that would further regulate and impose significant costs on the coal industry, may also require us and our customers to change operations significantly or incur increased costs.  Further developments in connection with regulations or other limits on greenhouse gas emissions and mine safety could have materially adverse effects on our financial condition or results of operations.

Our future success depends upon our ability to acquire and develop coal reserves that are economically recoverable.

Our recoverable reserves will decline as we produce coal. Our future success depends upon our conducting successful exploration and development activities and acquiring properties containing economically recoverable coal deposits. Our current strategy includes increasing our coal deposits base through acquisitions of other mineral rights, leases, or producing properties and continuing to use our existing properties.

Our planned development and exploration projects and acquisition activities may not result in the acquisition of significant additional coal deposits and we may not have continuing success developing additional mines.  In order to develop coal deposits, we must obtain various governmental leases and permits.  We cannot predict whether we will obtain the leases and permits necessary for us to operate profitably in the future. Furthermore, we may not be able to mine all of our coal deposits at our current operations.

If the coal industry experiences overcapacity in the future, our profitability could be impaired.

In the past, a growing coal market and increased demand for coal attracted new investors to the coal industry, spurred the development of new mines and resulted in added production capacity throughout the industry, all of which led to increased competition and lower coal prices.  Similarly, an increase in future coal prices could encourage the development of expanded capacity by new or existing coal producers.  Any overcapacity could reduce coal prices in the future.

Our operations could be adversely affected if we fail to maintain required bonds.

Federal and state laws require bonds or cash deposits to secure our obligations to reclaim lands used for mining, to secure coal lease obligations and to satisfy other miscellaneous obligations.

During 2007, our reclamation bond obligation with the State of Utah totaled $387,000 and was met by transfer of the trust deed to real property owned by certain officers of the Company and pledged by those officers to secure the Company’s obligation.  At the end of 2006, our coal lease bond obligation to the Bureau of Land Management (BLM) in connection with our federal coal lease totaled $136,000 and was covered by a bond purchased by the Company which is secured by an irrevocable bank letter of credit, which in turn is secured by personal assets pledged by an officer of the Company.

Our bonds are typically renewable on a yearly basis if they are not posted with cash, and currently none of our bonds are in the form of cash.  Our failure to maintain, or inability to acquire, bonds that are required by state and federal law would have a material adverse effect on us.  That failure could result from a variety of factors including: the lack of availability, higher expense or unfavorable market terms of new bonds; restrictions on the availability of collateral for current and future bonds issuers under the terms of our indenture or new credit facility; and the exercise by third-party bond issuers of their right to refuse to renew the bonds.

Terrorist attacks and threat, escalation of military activity in response to such attacks or acts of war may negatively affect out business, financial condition and results of operations.

Terrorist attacks and threats, escalation of military activity in response to such attacks or acts of war may negatively affect our business, financial condition and results of operations.  Our business is affected by general economic conditions, fluctuations in consumer confidence and spending, and market liquidity, which can decline as a result of numerous factors outside of our control, such as terrorist attacks and acts of war.  Future terrorist attacks against U.S. targets, rumors or threats of war, actual conflicts involving the United States or its allies, or military or trade disruptions affecting our customers may materially adversely affect our operations.  As a result, there could be delays or losses in transportation and deliveries of coal to our customers, decreased sales of our coal and extension of time for payment of accounts receivable from our customers.  Strategic targets such as energy-related assets may be at greater risk of future terrorist attacks than other targets in the United States.  In addition, disruption or significant increases in energy prices could result in government-imposed price controls.  It is possible that any, or a combination, of these occurrences could have a materially adverse effect on our business, financial condition and results of operations.

RISKS RELATED TO OUR COMMON STOCK

A limited public market exists for our securities, which may restrict our shareholders’ ability to trade our stock.

There is a limited public market for our common stock on the Over-the-Counter Bulletin Board, and no assurance can be given that a market will continue or that a shareholder will ever be able to liquidate his investment without considerable delay, if at all. Our stock price may be highly volatile.  Factors such as those discussed in this section may have a significant impact upon the market price of our securities.  Due to the low price of our securities, many brokerage firms may not be willing to effect transactions in our securities.  Even if a purchaser finds a broker willing to effect a transaction in our securities, the combination of brokerage commissions, state transfer taxes, if any, and any other selling costs may exceed the selling price.  Further, many lending institutions will not permit the use of such securities as collateral for any loans.

The sale of our common stock on the Over-the-Counter Bulletin Board and the potential designation of our common stock as a “penny stock” could impact the trading market for our common stock.

Our securities, as traded on the Over-the-Counter Bulletin Board, will be subject to Securities and Exchange Commission rules that impose special sales practice requirements upon broker-dealers who sell such securities to persons other than established customers or accredited investors.  For purposes of such rules, the phrase "accredited investors" means, in general terms, institutions with assets in excess of $5,000,000, or individuals having a net worth in excess of $1,000,000 or having an annual  income that exceeds $200,000 (or that, when combined with a spouse's income, exceeds $300,000).  For transactions covered by the rules, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser's written agreement to the transaction prior to the sale.   Consequently, the rules may affect the ability of broker-dealers to sell our securities and also may affect the ability of purchasers to sell their securities in any market that might develop therefor.

In addition, the Securities and Exchange Commission has adopted a number of rules to regulate "penny stock." Such rules  include  Rules  3a51-1, 15g-1, 15g-2, 15g-3, 15g-4, 15g-5, 15g-6, 15g-7, and 15g-9 under the Securities and Exchange Act of 1934, as amended.  Because our securities may constitute "penny stock" within the meaning of the rules, the rules would apply to us and to our securities.  The rules may further affect the ability of owners of our common stock to sell our securities in any market that might develop for them.

Shareholders should be aware that, according to the Securities and Exchange Commission, the market for penny stocks has suffered in recent years from patterns of fraud and abuse.  Such patterns include (i) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (ii) manipulation of prices through prearranged matching of purchases and sales and false and/or misleading press releases; (iii) "boiler room" practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (iv) excessive and undisclosed bid-ask differentials and  markups  by  selling  broker-dealers;  and  (v) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, resulting in investor losses. Our management is aware of the abuses that have occurred historically in the penny stock market.  Although we do not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to our securities.

We do not foresee paying dividends in the near future.

We have not paid dividends on our common stock and do not anticipate paying such dividends in the foreseeable future.

Our issuance of further stock may result in the loss of control by present management and shareholders.

It is likely that we will issue further shares as consideration for cash, assets or services out of our authorized but not issued common stock that could, upon issuance, represent a majority of our voting power and equity, or could represent a significant change in that voting power and equity.  The result of such an issuance would be that those new shareholders would control us, and unknown persons could replace our management at that time.  Such an occurrence would result in a greatly reduced percentage of ownership of us by our current shareholders.

We operate in an industry that is subject to significant fluctuations in operating results from quarter to quarter that may result in unexpected reductions in revenue and stock price volatility.

Factors that may influence our quarterly operating results include:

-  the demand for coal;
-  the price of coal;
-  the unexpected changes in our mining conditions;
-  the supply of coal and other competitive factors;
-  the costs to mine and transport coal;
-  the ability to obtain new mining permits;
-  the costs of reclamation of previously mined properties; and
-  industry competition.

Due to these factors, it is possible that in some quarters our operating results may be below our shareholders' expectations and those of public market analysts.  If this occurs, the price of our common stock would likely be adversely affected.

Our stock price may decrease, which could adversely affect our business and cause our shareholders to suffer significant losses.

The following factors could cause the market price of our common stock to decrease, perhaps substantially:

-  the failure  of  our  quarterly  operating  results  to  meet expectations of investors or securities analysts;
-  adverse developments in the financial  markets,  the coal and energy industries and the worldwide or regional economies;
-  changes in prevailing interest rates;
-  changes in accounting principles;
-  sales of common stock by existing security holders;
-  short selling in the market for our shares of common stock;
-  announcements of key developments by our competitors; and
-  the reaction of markets and securities analysts to announcements and developments involving our Company.

Our need to sell or issue additional shares of common stock or assume additional debt to finance future growth could cause our shareholders’ ownership to be diluted or could adversely impact our earnings.

Our business strategy likely will include expansion through acquiring additional coal reserves adjacent to our current leased reserves and acquiring other reserves not adjacent to our current leased reserved.  In order to do so, or to fund our other activities, we may issue additional equity securities that could dilute our shareholders' stock percentage ownership.  We also may incur additional debt to support operations or acquisitions which could negatively impact our results of operations.

Officers and directors own a significant portion of our common stock, which could limit our shareholders’ ability to influence the outcome of key transactions.

As of March 31, 2008, our officers and directors owned a majority of our outstanding voting shares.  As a result, our officers and directors are able to exert considerable influence over the outcome of any matters submitted to a vote of the holders of our common stock, including the election of our Board of Directors.  The voting power of these shareholders could also discourage others from seeking to acquire control of us through the purchase of our common stock which might depress the price of our common stock.

Implementation of required public company corporate governance and financial reporting practices and policies will increase our costs, and we may be unable to provide the required financial information in a timely and reliable manner.

 We will incur incremental costs not reflected in Hidden Splendor’s historical financial statements as a result of increased regulatory compliance and reporting requirements we will assume as a result of the transaction between usand Hidden Splendor.  Such costs will include significant new and increased auditing and legal fees.  The increased regulatory compliance and reporting requirements may place a strain on our people, systems and resources. The Exchange Act requires that we file annual, quarterly and current reports with respect to our business and financial condition. The Sarbanes-Oxley Act requires that we maintain effective disclosure controls and procedures and internal controls over financial reporting.  In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal controls over financial reporting, significant resources and management oversight will be required.  This may divert management’s attention from other business concerns.

ITEM 2.  DESCRIPTION OF PROPERTY

(a)            Location of Principal Plants

The Company’s only coal mining operation is the Horizon Coal Mine.  The Company also leases office space at 3266 South 125 West, Price, Utah from a company known as Mid-State Service, Inc.  Such office space in Price, Utah is used by the Company for general administrative purposes.  In the past, the Company also has leased office space located at 57 West 200 South, Salt Lake City, Utah for general administrative purposes.  Such office space is subleased from Alexander H. Walker III, LLC, an entity which is owned by the Company’s president and CEO, Alexander H. Walker III.

(1)            The location and means of access to the property.

The Horizon Mine is located approximately 11 miles West of Helper, Carbon County, Utah.  The mine property abuts a county road known as Consumers Road which allows vehicular access to the mine and allows transportation of coal from the mine.

(2)            The Company’s right to operate the property.

Hidden Splendor operates the Horizon Mine pursuant to an operating permit issued by the Utah Department of Natural Resources, Division of Oil, Gas and Mining.  Hidden Splendor’s permit number in this regard is C/007/0020.  The permit allows Hidden Splendor to mine within the entire area subject to a federal coal lease Hidden Splendor owns.  That federal coal lease, lease no. U-74804, covers coal in an area of approximately 1,640 acres located in Township 13 South, Range 8 East, Salt Lake Base Meridian.  Hidden Splendor owns fee title to approximately 80 acres of that acreage and the coal beneath the land Hidden Splendor owns is fee coal which Hidden Splendor owns and upon which Hidden Splendor pays no royalties.  Thus, Hidden Splendor mines the coal within the area of its operating permit either by right of outright ownership of that coal or by right of the federal coal lease which Hidden Splendor owns.

In order to maintain its federal lease the Company must meet certain diligence requirements.  In this regard, the Company must mine approximately 60,000 tons of coal each year over a 10 year period and the Company has the entire 10 year period to meet that total amount.  Accordingly, our operations to date have been more than sufficient to meet this obligation.

(3)            A brief history of previous operations.

According to the Operator History for the Horizon Mine compiled by the Mine Safety and Health Administration of the United States Department of Labor, the Horizon mine had four operators prior to Hidden Splendor.  From April 1, 1992 to April 19, 1995, the mine was operated by an entity known as Blue Blaze Coal Company.  From April 20, 1995 to August 28, 1997, it was operated by Horizon Coal Corp.  From August 29, 1997 to July 14, 1999, it was operated by Horizon Mining, LLC.  And from July 15, 1999 to March 23, 2003 it was operated by Lodestar Energy, Inc.  Hidden Splendor purchased the operations of the Horizon Mine out of the bankruptcy of Lodestar in March of 2003 and has been operating the Horizon Mine since that time.

According to the Mine Overview data compiled by the Mine Safety and Health Administration of the United States Department of Labor in connection with Horizon Mine, the following number of tons have been mined from the Horizon Mine in the following years:

Year	Tons Produced

1995	0
1996	0
1997	8.860
1998	97,219
1999	41,332
2000	0
2001	23,197
2002	110,202
2003	80,777
2004	286,493
2005	284,481
2006	256,025
2007	233,105

(4)            (i) Description of the Horizon Mine.

A glossary of mining terms is contained in subparagraph 6 below to aid the reader in connection with the information in this Item 4 and elsewhere in this report.

 Present Condition of the Property

The federal coal lease the Company has obtained covers coal which lies under approximately 1,640 acres of land in Carbon County, Utah.  The surface rights to most all of the land in which leased coal lies is owned by private landowners.  The Horizon Mine is an underground, slope mine.  At present, adequate surface facilities are in place at the mine site to support underground mining operations which take place at the mine.  The surface facilities of the Horizon Mine operation are located on property owned by the Company.

Those surface facilities include a mine office and bathhouse facility, a storage trailer, the portals which lead to the underground operations of the mine, conveyer belt structure which moves coal from the underground operations to the surface, a crushing unit which sizes the coal mined and a stacking tube around which the coal mined is stacked on the surface.  All structures on the surface are in good operating condition.  The surface operations cover approximately 8.9 acres of land.

Underground operations currently extend a total of approximately two miles underground when measured traveling from the surface entrance of the mine to the farthest working area in the mine.  Underground operations at the Horizon Mine are “Room and Pillar” operations.  The Company’s operations at the Horizon Mine are in the Production Stage, as that term is defined by Industry Guide No. 7 promulgated by the Securities and Exchange Commission in connection with Item 102 disclosure under Regulation S-B.  That is, the Company is engaged in the exploitation of a mineral deposit, or more simply, we actually are mining coal.

Work completed by the Company on the property

Hidden Splendor began its production operations at the Horizon Mine in August of 2003.  At the time the Company took over the operations at the Horizon Mine, the surface facilities were substantially in place and underground mining operations had been established.  Hidden Splendor acquired additional equipment to commence mining operations and since August of 2003 has acquired substantial additional equipment to continue operations.  Since it took control of the mining operations at the Horizon Mine in 2003, the Company has removed approximately 1.1 million tons of coal from the reserves in the permitted area of the mine.

The Company’s proposed program for development of the property

The Company’s proposed plan for the continued development of the Horizon Mine involves continued operation of a room and pillar mining operation.  A room-and-pillar operation involves creating a network of interconnected tunnels in the coal seam.  These tunnels result from the excavation of a series of “rooms” into the coal bed, leaving “pillars” or columns of coal to help support the mine roof.  The rooms and pillars create what on a map looks like a series of city streets and blocks, with the streets being the open rooms and the blocks being the pillars of coal.

Considerable time and materials are utilized in what is known as “development” mining in order to assure that the roof in the open areas of the mine is secure and supported.  Development mining simply refers to the mining phase in which the series of rooms and pillars is created, or developed.  Room-and-pillar mining also involves the removal of the pillars of coal from areas of the mine which have been fully developed.  We refer to this kind of mining as “pillaring” or “MRS extraction of pillar coal.”  Pillaring involves the use of mechanized roof support equipment known as mobile roof supports, or “MRS’s,” to support the roof of the mine while some of the pillars of coal are removed.   MRS’s are large track-driven, hydraulic canopies which are remotely operated.  The use of MRS’s in pillaring replaced an older method of retreat mining which involved supporting the roof of a mine with wooden posts only as pillars were removed.  That method did not afford the same level of safety which MRS pillar extraction affords.

Pillaring involves backing out of a section of the mine as the pillars in that section are removed.  Because the pillars are being removed from the section, time and materials are not utilized to maintain the roof in that area of the mine to the same extent they are used in development mining.  The roof is maintained by the MRS’s which monitor the stress pushing down from the roof.  The roof of the area in which pillaring takes place is not maintained because as pillars are removed that roof falls in the area after the MRS units are remotely removed and that area of the mine is sealed off and abandoned.  Once the panel is fully created, pillaring takes place and the pillars are removed from the panel.  Once pillaring in a panel is completed, another panel is developed.

While most coal mines in Utah mine coal using large and expensive longwall mine units, we mine coal from the Horizon Mine using continuous miner machines.  Longwall mining is best suited for large, flat and uninterrupted blocks of coal.  Because the coal seam in which we mine contains many faults and fractures, a long-wall operation in our mine is not economically feasible, and coal is best mined with a continuous miner which can more easily follow the contours of the coal seam as it rises and falls.

A continuous miner cuts the coal from the seam and places it in shuttle cars, which take the coal from the continuous miner to the conveyor belts.  The conveyer belts then move the coal out of the mine where the coal is crushed to size and piled for loading into trucks.  Our operations end with loading the coal into trucks on the mine site.

Since August 2003, we primarily have operated the Horizon Mine as what is known as “one section” mine.  That is, we mine in one area of the mine at any one time using one continuous miner, two shuttle cars and attendant equipment.  Thus, all of our production comes from operating one set of mining equipment in one area of the mine.  As a one section mine, any problem we have encountered has had a significantly adverse effect on production.  For example, when we encountered a fault in the coal seam which displaced the seam either up or down by several feet, we had to spend time mining through the faulted area to reach the seam past the fault.  We spent just as much in time and used just as much material mining through the fault, but we mined no coal.

In 2007 we attempted to operate the mine as a “two-section” mine.  That is, we mined coal in two areas of the mine at the same time.  Optimally, we would like one section to be pillaring a developed panel while in another section a panel is being developed.  Because development mining involves significant roof support efforts and often discovers problem areas in the mine, such as faults in the coal seam or inflows of water, development mining is slower and more capital intensive than pillaring.  By operating two sections, the Company can blend the two types of mining and will have the flexibility to deal with adverse conditions which may affect mining in any one section. By operating two sections, the Company plans to increase production, though there can be no guarantee that increased production will in fact offset the costs of operating a two-section mine.  Operations as a two-section mine in 2007 were unsuccessful in large part because of the non-performance of equipment we obtained.  The manufacture of that equipment has attempted to remedy the problems which resulted in the non-performance of that equipment as we intend to recommence operations as a two-section mine in late April of 2008.

The current state of development of the property

Currently the Company has mined approximately 1.3 million tons of coal from the leased and permitted area in which our reserves are located.  We have obtained an estimate which indicates that at the end of 2007 there were recoverable reserves in that leased and permitted area of approximately 4 million tons.  We believe this estimate provided by a third-party hire by the company is conservative.  We consider such reserves probable as they are based on estimates from drill hole data in the area and geological reports on our property from third-parties.  Such estimates are revised as actual mining reveals more accurate information about the coal seams thickness, quality of coal and locations of obstacles to mining such as faults or rock intrusions into the seam.

(ii)            The modernization and physical condition of the plant and equipment.

Management believes the surface facilities at the mine were installed beginning in early 1990’s.  Components to such facilities have been upgraded over time.  For example, we have made additions to the mine office and bathhouse facility in both 2005 and again in 2007 in order to accommodate the growing number of employees.  Those facilities were originally installed sometime in 1995.

Also, in 2003 a crushing unit was added to the beltline by the Company in order to properly size the coal mined.  Properly sizing the coal is crucial for coal sales as our coal sales agreements have had requirements regarding the size of the coal sold.  Current management assumes such a unit was in place prior to time Hidden Splendor purchased the operations out of the bankruptcy of the prior operator; however, at the time of the purchase, no such unit was in place and it had to be added by Hidden Splendor in 2003.

In 2004, the Company purchased significant additional equipment to continue mining operations at the Horizon Mine.  Such equipment included a rebuilt continuous miner, two rebuilt shuttle cars, a rebuilt roof bolter, a new battery scoop and additional attendant equipment.  All such equipment has improved operations and remains in adequate operating condition.  Nonetheless, management is of the opinion that at a minimum, additional roof bolting equipment is necessary to support the expanded operations at the mine.  Management has identified other necessary equipment as well, but is concerned with the adequacy of the roof bolting equipment on hand to keep up with expanded operations.  While the two current roof bolting machines at the mine operate properly, they are slow moving and can only keep up with mining operations involving one continuous miner.  In 2007, a third roof bolting machine did not performed as expected and did not supported mining operations behind the Company’s second continuous miner.   The manufacture of that equipment has attempted to remedy the problems with that roof bolter and we intend to use it support operations behind the second continuous miner.

(5)            Description of the rock formations and mineralization of existing or potential economic significance on the property.

Coal mined at the Horizon Mine is located in what is known as the Hiawatha Coal Seam located in Wasatch Plateau Coal Field.  The average height of the seam as it runs through the mine is approximately 7 feet.  The coal we extract at the Horizon mine generally has a BTU value of between 11,500 and 12,300 BTUs.  Analysis of the coal produced at the Horizon Mine in August of 2006 has shown BTU levels as high as 12,600.  Ash levels in coal substantially affect the value of coal.  As it sits in place in the Hiawatha Seam, coal at the Horizon Mine contains ash at levels from 8% to 9%.  Mining of the coal can increase ash levels if the rock either above or below the coal seam is mined and mixed with the coal taken from the seam, and our ash levels generally test out at between 8% to 12%, though conditions in the mine during 2007 have seen higher ash levels.  As stated above, reports provided to us indicate that there are at least 4 million recoverable tons remaining in our leased and permitted operations.  We believe this estimate is conservative.  Additional tonnage, though not leased by us at this time, is in reserves adjacent to our operation.

(6)            Glossary of Terms.

Certain terms used in this Report are specific to the coal mining industry and may be technical in nature. The following is a list of selected mining terms and the definitions generally attributed to them when we use them throughout this document.   In most cases, but not all, the following definitions generally are those used by the Energy Information Administration.  The definitions of some terms, especially those associated with “reserves,” are taken from Industry Guide No. 7 promulgated by the Securities and Exchange Commission in connection with Item 102 disclosure under Regulation S-B.

Ash: Impurities consisting of silica, iron, alumina, and other incombustible matter that are contained in coal. Ash increases the weight of coal, adds to the cost of handling, and can affect the burning characteristics. Ash content is measured as a percent by weight of coal on an "as received" or a "dry" (moisture-free) basis.

Bituminous Coal: A dense coal, usually black, sometimes dark brown, often with well-defined bands of bright and dull material, used primarily as fuel in steam-electric power generation, with substantial quantities also used for heat and power applications in manufacturing and to make coke. Bituminous coal is the most abundant coal in active U.S. mining regions. Its moisture content usually is less than 20 percent. The heat content of bituminous coal ranges from 21 to 30 million BTU per ton on a moist, mineral-matter-free basis. The heat content of bituminous coal consumed in the United States averages 24 million BTU per ton, on the as-received basis (i.e., containing both inherent moisture and mineral matter).

BTU (British thermal unit): The amount of heat needed to raise the temperature of 1 pound of water by 1 degree Fahrenheit. The BTU is a convenient measure by which to compare the energy content of various fuels.

Coal: A readily combustible black or brownish-black rock whose composition, including inherent moisture, consists of more than 50 percent by weight and more than 70 percent by volume of carbonaceous material. It is formed from plant remains that have been compacted, hardened, chemically altered, and metamorphosed by heat and pressure over geologic time.

Coalbed: A bed or stratum of coal. Also called a coal seam.

Coke: A solid carbonaceous residue derived from low-ash, low-sulfur bituminous coal from which the volatile constituents are driven off by baking in an oven at temperatures as high as 2,000 degrees Fahrenheit so that the fixed carbon and residual ash are fused together. Coke is used as a fuel and as a reducing agent in smelting iron ore in a blast furnace. Coke from coal is grey, hard, and porous and has a heating value of 24.8 million BTU per short ton.

Coking Coal: Bituminous coal suitable for making coke.

Compliance Coal: A coal or a blend of coals that meets sulfur dioxide emission standards for air quality without the need for flue gas desulphurization.

Continuous Mining: A form of room-and-pillar mining in which a continuous mining machine extracts and removes coal from the working face in one operation; no blasting is required.

Conventional Mining: The oldest form of room-and-pillar mining which consists of a series of operations that involve cutting the coal bed so it breaks easily when blasted with explosives or high-pressure air, and then loading the broken coal.

EIA: The Energy Information Administration. An independent agency within the U.S. Department of Energy that develops surveys, collects energy data, and analyzes and models energy issues. The Agency must meet the requests of Congress, other elements within the Department of Energy, Federal Energy Regulatory Commission, the Executive Branch, its own independent needs, and assist the general public, or other interest groups, without taking a policy position.

Federal Coal Lease: A lease granted to a mining company to produce coal from land owned and administered by the Federal Government in exchange for royalties and other revenues.

F.O.B. Mine Price: The free on board mine price. This is the price paid for coal at the mining operation site. It excludes freight or shipping and insurance costs.

Loadout: A central facility used in loading coal for transportation by rail.

Longwall Mining: An automated form of underground coal mining characterized by high recovery and extraction rates, feasible only in relatively flat-lying, thick, and uniform coal beds. A high-powered cutting machine is passed across the exposed face of coal, shearing away broken coal, which is continuously hauled away by a floor-level conveyor system. Longwall mining extracts all machine-mineable coal between the floor and ceiling within a contiguous block of coal, known as a panel, leaving no support pillars within the panel area. Panel dimensions vary over time and with mining conditions but currently average about 900 feet wide (coal face width) and more than 8,000 feet long (the mineable extent of the panel, measured in direction of mining). Longwall mining is done under movable roof supports that are advanced as the bed is cut. The roof in the mined-out area is allowed to fall as the mining advances.

Metallurgical Coal: Coking coal and pulverized coal consumed in making steel.

Mineable: Capable of being mined under current mining technology and environmental and legal restrictions, rules, and regulations.

Probable reserves: Reserves for which quantity and grade and/or quality are computed from information similar to that used for proven reserves, but the sites for inspection, sampling and measurement are farther apart or are otherwise less adequately spaced.

Proven reserves: Reserves for which (a) quantity is computed from dimensions revealed in outcrops, trenches, workings or drill holes; grade and/or quality are computed from the results of detailed sampling, and (b) the sites for inspection, sampling and measurement are spaced so closely and the geologic character is so well defined that size, shape, depth and mineral content of reserves are well established

Recoverable Coal: Coal that is, or can be, extracted from a coal bed during mining.

Recoverable Reserves of Coal: An estimate of the amount of coal that can be recovered (mined) from the accessible reserves of the demonstrated reserve base.

Reserve: That part of a mineral deposit which could be economically and legally extracted or produced at the time of the reserve determination.

Room-and-Pillar Mining: The traditional method of underground mining in which the mine roof is supported mainly by coal pillars left at regular intervals. Rooms are places where the coal is mined; pillars are areas of coal left between the rooms. Room-and-pillar mining is done either by conventional or continuous mining.

Seam: A bed of coal lying between a roof and floor. Equivalent term to bed, commonly used by industry.

Short Ton: A unit of weight equal to 2,000 pounds.

Slope Mine: An underground mine in which the entry is driven at an angle to reach the coal deposit.

Steam Coal: All nonmetallurgical coal.

Underground Mine: A mine where coal is produced by tunneling into the earth to the coal bed, which is then mined with underground mining equipment such as cutting machines and continuous, longwall, and shortwall mining machines. Underground mines are classified according to the type of opening used to reach the coal, i.e., drift (level tunnel), slope (inclined tunnel), or shaft (vertical tunnel).

Underground Mining: The extraction of coal or its products from between enclosing rock strata by underground mining methods, such as room and pillar, longwall, and shortwall, or through in-situ gasification.

(a)            Investment Policies.

Hidden Splendor’s operations are focused on the production of coal and participation in the coal industry.  Accordingly, the Company has no particular policy regarding each of the following types of investments:

(1)            Investments in real estate or interests in real estate;
(2)            Investments in real estate mortgages; or
(3)              Securities of or interests in persons primarily engaged in real estate activities.

(b)            Description of Real Estate and Operating Data.

Hidden Splendor has no real estate the book value of which amounts to 10% or more of the Company’s total assets.

ITEM 3.  LEGAL PROCEEDINGS

Except as noted in the paragraph below, the Company is not involved in any litigation involving a claim for damages which would total, exclusive of interest and costs, in excess of 10% of the Company’s current assets.

On October 15, 2007, Hidden Splendor Resources, Inc., a wholly-owned subsidiary of America West Resources, Inc., filed a Chapter 11 Petition in the United States Bankruptcy Court for the District of Nevada.  The name of the proceeding is In Re: Hidden Splendor Resources, Inc., Debtor in Possession, Case Number BK-N 07-07-51378-gwz, Chapter 11, and the Nevada Bankruptcy Court assumed jurisdiction in the matter on October 15, 2007.  Hidden Splendor’s petition in this regard is a Chapter 11 petition and Hidden Splendor is a debtor in possession and intends to continue to operate its business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We filed a preliminary Schedule 14(c) with the SEC on January 3, 2008 to change our name from Reddi Brake Supply Corporation to America West Resources, Inc.  In addition on January 16, 2008, the board of directors and a majority of our shareholders consented to increase our authorized stock from 100,000,000 to 200,000,000 shares and provided the board of directors the power to implement a reverse stock split of the Company’s common stock at a ratio of not less than 5-for-1 and not greater than 20-for-1.  Amendments to the Company’s articles of incorporation reflecting these changes were filed in February 2008.

PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

General Market Information

Our common stock trades on the OTC Bulletin Board under the symbol “AWSR.” The market for our common stock on the OTC Bulletin Board is limited, sporadic and highly volatile.  The following table sets forth the approximate high and low closing sales prices per share as reported on the OTC Bulletin Board for our common stock for the last two fiscal years.  The quotations reflect inter-dealer prices, without retail markups, markdowns, or commissions and may not represent actual transactions.

	High	Low
Year 2008
Quarter ended March 31	$0.29	$0.08
Year 2007
Quarter ended December 31	$0.35	$0.08
Quarter ended September 30	$0.55	$0.15
Quarter ended June 30	$1.08	$0.16
Quarter ended March 31	$0.38	$0.16
Year 2006
Quarter ended December 31	$0.38	$0.12
Quarter ended September 30	$0.20	$0.20
Quarter ended June 30	$0.20	$0.16
Quarter ended March 31	$0.16	$0.16

The quotations reflect inter-dealer prices without retail mark-up, mark-down or commission and may not represent actual transactions.  The quotations give effect to a two for one forward stock split effective May 17, 2007.

Holders

As of April 14, 2008, there were approximately 754 shareholders of record of the Company's common stock and100,234,928 shares outstanding.

Dividends

We have not paid dividends since inception nor do we anticipate that any cash dividends will be paid in the foreseeable future.

Equity Compensation Plan Information

We have not adopted a compensation plan to date, but we intend to adopt a plan in the future.  We have not issued any options or warrants to employees.

Recent Sales of Unregistered Securities

Set forth below is certain information concerning issuances of common stock that were not registered under the Securities Act of 1933 (“Securities Act”) that occurred, but were not reported, in the fourth quarter of fiscal 2007 and to date:

On December 21, 2007, we sold 4,000,000 shares of the company’s common stock to George R. Jarkesy, Jr. for a total cash consideration of $100,000.   The funds used to purchase these shares were received by the company on December 24, 2007 and the respective shares were issued on December 26, 2007.

On December 21, 2007, we sold 16,000,000 shares of the company’s common stock to the John Thomas Bridge and Opportunity Fund, LP for a total cash consideration of $400,000.   The funds used to purchase these shares were received by the company on December 24, 2007 and the respective shares were issued on December 26, 2007.

On December 21, 2007, we agreed to issue 1,500,000 shares of the company’s common stock to Marathon Advisors, LLC for consideration of services to be rendered to the company.  These shares were issued on December 26, 2007.

On December 21, 2007, we agreed to issue 6,000,000 shares of the company’s common stock to Newport Capital Consultants, Inc. for consideration of services to be rendered to the company.   These shares were issued on December 26, 2007.

On December 28, 2007, we agreed to issue 4,000,000 shares of the company’s common stock to Dan Baker for consideration of services to be rendered to the company.   These shares shall were issued on January 2, 2008.

The issuances referenced above were consummated pursuant to Section 4(2) of the Securities Act and the rules and regulations promulgated thereunder on the basis that such transactions did not involve a public offering and the offerees were sophisticated, accredited investors with access to the kind of information that registration would provide. The recipients of these securities represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the share certificates and other instruments issued in such transactions. No sales commissions were paid.

During March and April of 2008 we issued a total of 8,136,668 shares of the company’s common stock for cash consideration equal to $0.15 per share.  The issuance of these shares was consummated pursuant to Section 4(2) of the Securities Act and the rules and regulations promulgated thereunder on the basis that such transactions did not involve a public offering and the offerees were sophisticated, accredited investors with access to the kind of information that registration would provide. The recipient of these securities represented its intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the share certificates and other instruments issued in such transactions.  A commission of $55,050 was paid to John Thomas Financial and a commission of $30,750 was paid to FYJIGIM, Inc. in connection with the sales of these shares.

Name	Shares Issued

Stuart K Campbell, TTEE	333,333
Burton Bartlett	670,000
Luis Garcia	2,000,000
Joseph T. Jarkesy	200,000
McCauley & Associates	666,667
Charles King	666,667
Richard Christman	666,667
William Farmer	500,000
John S. Edison	350,000
Edison Properties Family	350,000
Paul Pitman	200,000

The issuances referenced above were consummated pursuant to Section 4(2) of the Securities Act and the rules and regulations promulgated thereunder on the basis that such transactions did not involve a public offering and the offerees were sophisticated, accredited investors with access to the kind of information that registration would provide. The recipients of these securities represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the share certificates and other instruments issued in such transactions.  A commission of $55,050 was paid to John Thomas Financial and a commission of $30,750 was paid to FYJIGIM, Inc. in connection with the sales of these shares.

Purchases of Equity Securities by Company

None.

ITEM 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS AND FINANCIAL CONDITION

ITEM 7.       FINANCIAL STATEMENTS

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Hanson, Barnett and Maxwell, P.C. (“Hanson”) served as the Company’s independent accountants from April 2007 until February 25, 2008, when we terminated our relationship with Hanson and engaged Malone & Bailey, P.C. (“Malone”) to serve as our independent accountant.  Malone currently serves as our new independent accountants.

In connection with the reviews of the Company for 2007 and up to and including their dismissal in February 2008, there were no disagreements with Hanson on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Hanson, would have caused it to make reference to the subject matter of the disagreements in connection with its reports.

ITEM 8A.   CONTROLS AND PROCEDURES.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended (“Exchange Act”), is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that information is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

The Company’s management, with the participation of the chief executive officer/chief financial officer, carried out an evaluation of the effectiveness of the Company's “disclosure, controls and procedures” (as defined in the Exchange Act) Rules 13a-15(3) and 15-d-15(3) as of the end of the period covered by this annual report (the “Evaluation Date”).  Based upon that evaluation, the chief executive officer/chief financial officer concluded that, as of the Evaluation Date, the Company’s disclosure, controls and procedures are effective, providing them with material information relating to the Company as required to be disclosed in the reports the Company files or submits under the Exchange Act on a timely basis.

There were no changes in the Company’s internal controls over financial reporting, known to the chief executive officer/chief financial officer, that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 8B.   OTHER INFORMATION

Not applicable.

PART III

ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Executive Officers and Directors

The following tables sets forth as of January 11, 2007, the name, age, and position of each executive officer and director and the term of office of each director of the Company.

Name	Age	Position

Alexander H. Walker III	47	Director, President, Chief Executive Officer
Dan R. Baker	57	Chief Operating Officer, Vice President, Coal Operations
Brian Rodriguez	38	Chief Financial Officer and Director
George Jarksey	33	Director
Alexander H. Walker, Jr.	81	Director, Secretary
Amanda Cardinalli	44	Director

All Directors hold their positions for one year or until successors are duly elected and qualified. All officers hold their positions at the will of the Board of Directors.

Set forth below is certain biographical information regarding each of the Company's executive officers and directors:

Alexander H. Walker III, has served as the President, Chief Executive Officer and a Director of the Companysince August 2007.  Since March of 2003, Mr. Walker has been actively involved in the management of Hidden Splendor, acting as its Vice President.  Prior to March of 2003, Mr. Walker was engaged in the practice of lawfocusing primarily in the areas of general business litigation and securities.  Mr. Walker is a member of the Utah State Bar Association and the Nevada Bar Association.  He is also a member of the board of directors of the South East Utah Energy Producers Association and is the co-chair of the board of the Western Energy Training Center.

Dan R. Baker, has served as the Company’s Chief Operating Officersince August 2007.  Mr. Baker began his business career in mining as a laborer in 1969, following an extended tour of duty with the U.S. Army in Vietnam. He advanced to longwall foreman, senior mining engineer, longwall superintendent, and manager of underground operations, working for U.S. Steel Corporation, Kaiser Steel Corporation, Braztah Corporation, Utah Power & Light Company, Emery Mining Corporation, and Kaiser Coal Corporation.  In 1987, Mr. Baker joined Interwest Mining Company as Vice President–Operations, overseeing both underground and surface mines in Utah, Wyoming, Washington and Australia for PacifiCorp. He served on the Interwest board of directors, and was a member of the mining and fuels team for PacifiCorp’s international activities.  Mr. Baker became President and Chief Executive Officer of Interwest and Vice President–Fuels for PacifiCorp in January 1998, positions he held until he became an executive vice president at CONSOL Energy in November of 1999.  At CONSOL Energy, Mr. Baker provided overall leadership, strategic direction and management to all mining operations to produce quality coal at a low cost and with high safety standards.  Since 2002, Mr. Baker has been providing consulting services for energy companies.  In September of 2006 Mr. Baker joined Hidden Splendor.

Brian Rodriguez, has served as a Director and Chief Financial Officer of the Company since December 2007.   Mr. Rodriquez is the President of Marathon Advisors LLC, a professional services firm providing accounting and business development services to micro-cap and small-cap public companies.   He also serves as president and director for G/O Business Solutions, Inc., a publicly-held professional services company.  From March 2006 to May 2007, Mr. Rodriguez served as chief financial officer for SH Celera Capital Corporation, an internally managed fund.  From October 2004 to March 2006, Mr. Rodriguez served as an accounting and finance consultant for Jefferson Wells, an international professional services firm.  During 2004and 2005, he also served as adirector and chairman of the Audit Committee for Opexa Therapeutics (formerly PharmaFrontiers Corporation), a public biotechnology company.  From March 2002 to October 2004, Mr. Rodriguez served as Controller and then Director of Finance for JP Mobile Inc., a privately-held wireless software company based in Dallas, Texas. As a consultant, Mr. Rodriguez has provided services in the areas of internal controls, process design and reengineering, and accounting operations to companies ranging from early stage startups to Fortune 100 enterprises.  Mr. Rodriguez began his career in 1993 in the Business Assurance practice of PricewaterhouseCoopers (formerly Coopers & Lybrand) in Dallas, Texas.  Mr. Rodriguez has been a Certified Public Accountant in the State of Texas since May, 1995.  He holds a B.B.A. from Texas A&M University.

George Jarkesy, has served as a Director of the Company since December 2007.  Mr. Jarkesy is the managing member of John Thomas Capital Management Group, LLC, which is the general partner for John Thomas Bridge and Opportunity Fund, L.P. He previously served as the chief operating officer and president of SH Celera Capital Corporation, an internally managed fund. Mr. Jarkesy started his career in the financial industry with Josephthal Lyon and Ross, a New York Stock Exchange member. He's founded and built companies engaged in financial consulting, real estate investments, real estate management, employee leasing, light steel manufacturing, livestock management, oil field services and biotechnology. Individually and through one of his companies, Mr. Jarkesy was a successful strategic investor in two public biotechnology companies (ANX and OPXA). He was a co-founder of PharmaFrontiers Corporation (now Opexa Therapeutics: OPXA), and has had investments in VOIP, Internet Security, and Gaming. In 1999, he expanded his investments to China as well as other international markets. Mr. Jarkesy has consulted for numerous venture capital groups as well as investment banking departments at small to mediumsized broker dealers. Jarkesy & Company has been an active participating member of National Investment Bankers Association since 1996. He is the vice president of the board of directors for the Society of St. Vincent DePaul in the Galveston-Houston Archdiocese of the Catholic Church and is also on the board of the Jarkesy Foundation, Inc.

Alexander H. Walker, Jr., has served asthe Secretary and a Director of the Companysince August 2007.   Mr. Walker has spent his career as a securities attorney licensed in Pennsylvania and Utah. Mr. Walker received his B.A. from Waynesburg College in 1950 and his J.D. from the University of Pittsburgh School of Law in 1952.  Since 1956, Mr. Walker has been a practicing attorney, which practice has included trial and transactional work, with an emphasis on corporate securities matters.  After serving  as the  Attorney  Advisor  for the  Division  of  Corporate  Finance in Washington,  D.C. from 1954 to 1955, Mr. Walker served as the Attorney in Charge of the Salt Lake City, Utah Branch of the United States  Securities and Exchange Commission from 1955 to 1956.  From 1956 through the present, Mr. Walker has maintained a private practice.   He maintains licenses in both Utah and Pennsylvania.

Amanda Cardinalli, has served as a Director of the Companysince August 2007.  Ms. Cardinalli is the President of The Nevada Agency and Trust Company, a company which provides trust, stock transfer and resident agent services to its corporate clients.  Ms. Cardinalli has been the President of NATCO since 2003 and has managed NATCO operations since 1995.  Ms. Cardinalli graduated from Hollins College, Roanoke, Virginia in 1985.

Family Relationships

Alexander H. Walker III and Amanda Cardinalli are bother and sister and are two of the children of Alexander H. Walker, Jr.

Involvement in Certain Legal Proceedings

To our knowledge, none of the officers, directors, promoters or control persons of the Company have been involved in the past five (5) years in any of the following:

(1)          Any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time (with the exception of the pending Chapter 11 proceeding involving Hidden Splendor Resources, Inc. identified in Item 3 above);

(2)          Any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

(3)          Being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

(4)          Being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Independence of Directors & Board Committees

None of the company’s directors are “independent directors” as that term is defined under independence standards used by any national securities exchange or an inter-dealer quotation system.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s directors and executive officers, and persons who own beneficially more than ten percent of the common stock of the Company, to file reports of ownership and changes of ownership with the Securities and Exchange Commission.  Based solely on the reports received by the Company and on written representations from certain reporting persons, the Company believes that the directors, executive officers, and greater than ten percent beneficial owners have complied with all applicable filing requirements, except for: John Thomas Bridge Fund, a greater than 10% holder of our common stock, failed to file a Form 3 in January 2008; George Jarksey, Jr. failed to file a Form 3 in January 2008; Alexander Walker III, failed to timely file a Form 3 in August of 2007, Mr. Walker subsequently filed the Form 3 in February 2008; Brian Rodriguez filed to timely file a Form 3 in January 2008, Mr. Rodriguez filed his from in February 2008; Amanda Cardinalli failed to file a Form 3 in August 2007; Dan Baker failed to file a Form 3 in August 2007; and Cecil Ann Walker failed to file a Form 3 in August 2007.

We have informed the above individuals of the status of their filings and understand that appropriate filings, though late, will be made.

Code of Ethics

The Company adopted a Code of Ethics that applies to all of its directors and officers.  The Code was filed with the Securities and Exchange Commission as an exhibit to the Company’s annual report for the year ended June 30, 2007.  Copies of the Company’s Code of Ethics are available, free of charge, by submitting a written request to the Company at 57 West 200 South, Suite 400, Salt Lake City, Utah 84101.

ITEM 10.   EXECUTIVE COMPENSATION

The following tables contain compensation data for our named executive officers as of December 31, 2007.  All compensation paid of officers and directors was paid by our wholly-owned subsidiary, Hidden Splendor Resources, Inc.   Though compensation is report for periods before August 10, 2007, Hidden Splendor did not become a wholly-owned subsidiary of America West Resources, Inc. until that date.

Summary Compensation Table
Name and Principal Position	Year	Salary And Consulting Payments ($)	Bonus ($)	Stock Awards ($)	All Other Compensation ($)	Total ($)

Alexander H. Walker III	2007	55,000	0	0	0	55,000
President, CEO & director	2006	84,500	0	0	0	84,500
	2005	64,000	0	0	0	64,000

Dan R. Baker	2007	144,750	0	0	0	144,750
COO	2006	40,375	0	0	0	40,375
	2005	N/A	N/A	N/A	N/A	N/A

Brian Rodriguez	2007	0	0	0	0	0
CFO & director	2006	N/A	N/A	N/A	N/A	N/A
	2005	N/A	N/A	N/A	N/A	N/A

George Jarkesy	2007	0	0	0	0	0
Director	2006	N/A	N/A	N/A	N/A	N/A
	2005	N/A	N/A	N/A	N/A	N/A

Alexander H. Walker, Jr.	2007	0	0	0	0	0
Director	2006	0	0	0	0	0
	2005	0	0	0	0	0

Amanda Cardinalli	2007	0	0	0	0	0
Director	2006	0	0	0	0	0
	2005	0	0	0	0	0

______________

Outstanding Equity Awards

Except as noted below, no options or stock awards were issued to our employees, officers or directors in 2007.

Employment and Consulting Agreements

Marathon Advisors, LLC.

On December 21, 2007, we entered in an agreement with Marathon Advisors LLC under the terms of which Marathon agreed to provide the services of Brian Rodriguez to us.  The parties agreed that under the term of this agreement Mr. Rodriguez would serve as the chief financial officer of the Company from December 21, 2007 through November 30, 2008.

Under the terms of this agreement, Marathon shall be paid cash consideration of $10,000 per month for services rendered.  In addition, Marathon shall be paid a $20,000 cash bonus payable within 10 days of our receiving at least $2,000,000 cumulative gross proceeds from debt or equity financing, and Marathon shall be paid another $20,000 cash bonus payable within 10 days of the Company receiving at least $5,000,000 cumulative gross proceeds from debt or equity financings following the date of the agreement.  Under the terms of the agreement Marathon was issued 1,500,000 shares of our common stock, with Marathon’s interest in such stock vesting on January 1, 2008

In the event that the agreement with Marathon is terminated prior to May 31, 2008 by Marathon, Marathon agrees to return to us 1/6 of such 1,500,000 shares for each full month from the date of termination to May 31, 2008.

We also agreed to reimburse Marathon for any reasonable, accountable, out-of-pocket expenses incurred by Marathon related to travel to our office site or any other expenses incurred related to performing the services provided under the terms of the agreement.

Dan R. Baker

On December 28, 2007, we entered into an employment agreement with our chief operating officer, Dan Baker.  Under the terms of the agreement Mr. Baker agrees to continue to serve as the chief operating officer of the Company for a three-year term commencing January 1, 2008.   As consideration for Mr. Baker’s services, we agreed to pay Mr. Baker an initial base salary of $156,000 per year and agreed to increase that base salary to $250,000 per year as soon as our wholly-owned subsidiary, Hidden Splendor., emerges from Chapter 11 bankruptcy or six months passes from the date of the agreement, which ever occurs first.  In addition, we agreed to pay Mr. Baker a $100,000 cash bonus payable within 10 days of our receiving at least $2,000,000 cumulative gross proceeds from equity financing, and another $100,000 cash bonus payable within 10 days of our receiving at least $5,000,000 cumulative gross proceeds from equity financings following the date of the agreement.

Under the terms of the agreement with Mr. Baker, we agreed, subject to any and all necessary approvals which may be required in Hidden Splendor’s Chapter 11 bankruptcy proceeding to convert the debt which Hidden Splendor owes Mr. Baker to our common stock at a rate mutually agreeable to the parties.  The parties understand that this provision of the agreement is subject to court approval in the bankruptcy action and that the debt in question may not be so converted if approval is not obtained.

Under the terms of the agreement Mr. Baker was be issued 4,000,000 shares of our common stock, in exchange for his services rendered pursuant to the terms of the contract.  Mr. Baker’s interest in the shares vested on January 1, 2008.

Alexander H. Walker III

On December 28, 2007, we entered into an employment agreement with our chief executive officer, Alexander H. Walker III.  Under the terms of the agreement Mr. Walker agrees to continue to serve as our chief executive officer for a three-year term commencing January 1, 2008.   As consideration for Mr. Walker’s services, we agreed to pay Mr. Walker an initial base salary of $150,000 per year and agreed to increase that base salary to $250,000 per year as soon as Hidden Splendor emerges from Chapter 11 bankruptcy or six months passes from the date of the agreement, which ever occurs first.  In addition, we agreed to pay Mr. Walker a $20,000 cash bonus payable within 10 days of our receiving at least $2,000,000 cumulative gross proceeds from equity financing, and another $20,000 cash bonus payable within 10 days of our receiving at least $5,000,000 cumulative gross proceeds from equity financings following the date of the agreement.

Under the terms of the agreement on January 1st of the year following each year of the term of the agreement, Mr. Walker also shall be given the option to purchase a number of shares of our common stock which is equal to up to 1% of the number of issued and outstanding shares of our common stock as of the day immediately before the date of issuance (December 31st the year of each year of the agreement) for consideration to be mutually agreed upon by Mr. Walker and the company.

Director Compensation

We do not compensate the members of our board of directors, but we do reimburse our directors for travel and lodging expenses in connection with their attendance at board meetings.

ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

To our knowledge, except as indicated in the footnotes to this table and pursuant to applicable community property laws, the persons named in the table below have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them as of April 2, 2008.

Name and Address of Beneficial Owner	Number of Shares of Common Stock Beneficially Owned	Percentage of Class

Beneficial Owners of more than 5%:
John Thomas Bridge and Opportunity Fund, LP 6371 Richmond Ave., Suite 275 Houston, Texas 77057	16,000,000	16.0%

Timotha A. Kent 57 West 200 South, Suite 400 Salt Lake City, Utah 84101	8,471,232	8.5%

Newport Capital Consultants, Inc. 19 Island Vista Newport Beach, CA 92657	6,000,000	6.0%

Named Executive Officers and Directors:
Alexander H. Walker Jr. 50 West Liberty, Suite 880 Reno, Nevada 89501	27,531,504	27.5%

George R. Jarkesy, Jr.(1) 6371 Richmond Ave., Suite 275 Houston, Texas 77057	21,500,000	21.4%

Alexander H. Walker III 57 West 200 South, Suite 400 Salt Lake City, Utah 84101	8,471,232	8.5%

Amanda Cardinalli (2) 50 West Liberty, Suite 880 Reno, Nevada 89501	8,471,232	8.5%

Dan R. Baker	4,000,000	4.0%

Brian Rodriquez (3)	1,500,000	1.5%

All directors & executive officers as a group (5persons)	71,473,968	71.3%
___________________________

(1)
Of the shares reported as beneficially owned by George R. Jarkesy, Jr., 4,000,000 are registered in Mr. Jarkesy’s name and 16,000,000 are registered in the name of the John Thomas Bridge and Opportunity Fund, LP.  The John Thomas Bridge and Opportunity Fund, LP is a limited partnership and the John Thomas Capital Management Group, LLC is the general partner of the John Thomas Bridge and Opportunity Fund, LP.  Mr. Jarkesy is the managing member of the John Thomas Capital Management Group, LLC.  Also, 1,500,000 of the shares reported as beneficially owned by Mr. Jarkesy are registered in the name of Marathon Advisors, LLC.  Mr. Jarkesy has a 50% ownership interest in Marathon Advisors, LLC.

(2)
The shares reported as beneficially owned by Amanda Cardinalli are registered in the name of Nevada Agency and Trust Company, our transfer agent and registrar.  Ms. Cardinalli is the president of Nevada Agency and Trust Company.

(3)	The shares reported as beneficially owned by Brian Rodriguez are registered in the name of Marathon Advisors, LLC. Mr. Rodriguez is the managing member of Marathon Advisors, LLC.

ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Consulting and Employment Agreements with Management

The company has entered into various consulting agreements and employment agreements in connection with services rendered to the company by management.  The terms of such agreement are outlined in Item 10 above and that discussion is incorporated herein by this reference.

Mid-State Services, Inc.

Mid-State Services, Inc., a Nevada corporation (“Mid-State”) is in the business of providing repair and rebuilding services for diesel powered mining equipment.  Mid-State also acts as vendor of mining supplies.  Alexander H. Walker III is the President of Mid-State and Alexander H. Walker, Jr. is Mid-State’s Secretary and Amanda Cardinalli is Mid-State’s treasurer.

Mid-State does business with Hidden Splendor.  Hidden Splendor leases office space from Mid-State.   In addition, a degree of common control between America West and Mid-State allows both companies to obtain combined insurance policies for health, dental, general liability and workers compensation insurance.  Management believes that the current relationship between Mid-State and the Company is mutually beneficial and serves the best interests of the company.

John Thomas Financial

In 2008, John Thomas Financial performed services in connection with our efforts to sell shares of the company’s equity securities.  In this regard, John Thomas Financial was paid a total of $55,050.  George Jarkesy, a director of the company, is the fund manager of John Thomas financial.  Management believes that the relationship between John Thomas Financial and the company is mutually beneficial and serves the best interest of the company.

Alexander H. Walker III, LLC

Alexander H. Walker III, the Company’s chief executive officer, is the manager of Alexander H. Walker III, LLC, a Utah limited liability company.  Mr. Walker, an attorney licensed in the states of Nevada and Utah, provides his services to the Company through Alexander H. Walker III, LLC and receives compensation from the Company for those services.  In the past, Mr. Walker also has subleased office space to the Company in Salt Lake City, Utah.

Obligations Secured by Management and Shareholders

Alexander H. Walker, Jr., a director and shareholder, has personally guaranteed the repayment of Hidden Splendor’s loans from Zion’s First National Bank.

Alexander H. Walker III, a director, the Company’s President, CEO and a shareholder, has pledged personal assets sufficient to obtain a coal lease bond in connection with Hidden Splendor’s obligation to post such a bond with the United State Department of the Interior, Bureau of Land Management.

ITEM 13.  EXHIBITS

(a)            The following exhibits are to be filed as part of this 10-K:

EXHIBIT NO.	IDENTIFICATION OF EXHIBIT

3.1	Articles of Incorporation (1)
3.2	Articles of Amendment to the Articles of Incorporation (1)
3.3	Articles of Amendment to Articles of Incorporation (1)
3.4	Articles of Amendment to Articles of Incorporation (1)
3.5	Articles of Amendment to Articles of Incorporation (1)
3.6	Articles of Amendment to Articles of Incorporation (1)
3.7	Bylaws (1)
10.1	Exchange Agreement with Hidden Splendor Resources, Inc. dated August 10, 2007 (2)
10.2	George R. Jarksey, Jr. Subscription Agreement (3)
10.3	The John Thomas Bridge and Opportunity Fund, LP Subscription Agreement (3)
10.4	Engagement Agreement with Marathon Advisors, LLC (3)
10.5	Consulting Agreement with Newport Capital Consultants, Inc. (3)
10.6	Employment Agreement with Dan R. Baker (3)
10.7	Employment Agreement Alexander H. Walker III (3)
14.1	Code of Ethics (4)
21.1	Subsidiaries (5)

 ___________________________

(1)	Filed as an exhibit on Form 10-KSB for the fiscal year ended June 30, 1999 and filed March 20, 2000 and incorporated herein by reference.

(2)	Filed as an exhibit on Form 8-K on August 13, 2007 and incorporated herein by reference.

(3)	Filed as an exhibit on Form 8-K on December 28, 2007 and incorporated herein by reference.

(4)	Filed as an exhibit on Form 10-KSB for the fiscal year ended June 30, 2006 and filed October 10, 2006 and incorporated herein by reference.

(5)	Filed herewith.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Professional services rendered were rendered by Malone & Bailey, P.C. for the fiscal year ended December 31, 2007 and by Hansen, Barnett & Maxwell, P.C. for the fiscal year ended December 31, 2006.  The aggregate fees for each of those years were as follows:

Audit fees for the fiscal years ended December 31, 2007 and 2006 represent the aggregate fees billed for professional services rendered for the audit of our annual financial statements and review of financial statements included in our quarterly reports on Form 10-Q or services that are normally provided in connection with statutory and regulatory filings or engagements for those fiscal years.

Audit Committee Pre-Approval Policies and Procedures

The Board of Directors serves as the audit committee of the Company.  The Board of Directors on an annual basis reviews audit and non-audit services performed by the independent auditor.  All audit and non-audit services are pre-approved by the Board of Directors, which considers, among other things, the possible effect of the performance of such services on the auditors’ independence.  The Board of Directors has considered the role Malone & Bailey in providing services to us for the fiscal year ended December 31, 2007 and has concluded that such services are compatible with Malone & Bailey’s independence as the Company’s auditors.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICA WEST RESOURCES, INC.

Date: April 15, 2008	By:	/s/ Alexander H. Walker III

Alexander H. Walker III, Chief Executive Officer

Date: April 15, 2008	By:	/s/ Brian E. Rodriguez

Brian E. Rodriguez, Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: April 15, 2008	By:	/s/ Alexander H. Walker III

Alexander H. Walker III, Director

Date: April 15, 2008	By:	/s/ Brian E. Rodriguez

Brian E. Rodriguez, Director