Form 10KSB/A
period 2007-12-31
AMERICA WEST RESOURCES, INC.
filed 2008-04-29
CIK 867687

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-KSB/A
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

State Issuer’s revenues for its most recent fiscal year:   Revenues for the twelve months ended December 31, 2007 total $5,044,312.

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

In 2008, we entered into an agreement with Hidden Splendor, Alexander H. Walker, Jr. and Cecil Ann Walker, both of which were directors of the Company, to formalize the purchase by Hidden Splendor of 5 patented and 47 unpatented mining claims located in Lyon County, Nevada, known as the “Como Property” for 2,000,000 shares of our common stock.  We have the right, but not the obligation, to unwind the agreement if (i) the Como Property does not appraise at $2,000,000 or greater, (ii) Hidden Splendor is unable to develop, work, lease or otherwise use the Como Property, to its sole satisfaction, within 6 months of the agreement or (iii) there is a material misrepresentation in the representations in the Agreement.  Shares have not been issued pursuant to this agreement as of this date.

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

On October 15, 2007, Hidden Splendor filed a Chapter 11 Petition in the United States Bankruptcy Court for the District of Nevada.  The name of the proceeding is In Re: Hidden Splendor Resources, Inc., Debtor in Possession, Case Number BK-N 07-07-51378-gwz, Chapter 11, and the Nevada Bankruptcy Court assumed jurisdiction in the matter on October 15, 2007.  Hidden Splendor’s petition in this regard is a Chapter 11 petition and Hidden Splendor is a debtor in possession and intends to continue to operate its business.

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

Employees

As of April 7, 2008 Hidden Splendor has approximately 74 employees, all of which are full-time employees.

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

Our coal sales for the year ended December 31, 2007 were approximately $5.0 million, and for the year ended December 31, 2006 were approximately $5.8 million.  There is no assurance that we can achieve greater sales or generate profitable sales.  We expect that many coal producers can and will produce and sell coal at cheaper prices per ton than our production cost rates.  Their production and sales could adversely affect our revenues and profits, if any. There is no assurance that we will ever operate profitably.  There is no assurance that we will generate continued revenues or any profits, or that the market price of our common stock will be increased thereby.

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

America West’s president and CEO has been an officer and director of Hidden Splendor since 2003.  Prior to that time he was not involved in the coal industry.  Our chief financial officer also was not involved in the coal industry prior to the time he joined management in January of 2008.  Other board member also have limited experience in the coal industry.  This lack of experience could place the Company at a disadvantage and could result in the disruption and harm to our business.

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

Our business strategy likely will include expansion through acquiring additional coal reserves adjacent to our current leased reserves and acquiring other reserves not adjacent to our current leased reserves.  In order to do so, or to fund our other activities, we may issue additional equity securities that could dilute our shareholders' stock percentage ownership.  We also may incur additional debt to support operations or acquisitions which could negatively impact our results of operations.

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

We will incur incremental costs not reflected in Hidden Splendor’s historical financial statements as a result of increased regulatory compliance and reporting requirements we will assume as a result of the transaction between us and Hidden Splendor.  Such costs will include significant new and increased auditing and legal fees.  The increased regulatory compliance and reporting requirements may place a strain on our people, systems and resources. The Exchange Act requires that we file annual, quarterly and current reports with respect to our business and financial condition. The Sarbanes-Oxley Act requires that we maintain effective disclosure controls and procedures and internal controls over financial reporting.  In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal controls over financial reporting, significant resources and management oversight will be required.  This may divert management’s attention from other business concerns.

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

The current state of development of the property

Currently the Company has mined approximately 1.1 million tons of coal from the leased and permitted area in which our reserves are located.  We have obtained an estimate which indicates that at the end of 2007 there were recoverable reserves in that leased and permitted area of approximately 4 million tons.  We believe this estimate provided by a third-party hire by the company is conservative.  We consider such reserves probable as they are based on estimates from drill hole data in the area and geological reports on our property from third-parties.  Such estimates are revised as actual mining reveals more accurate information about the coal seams thickness, quality of coal and locations of obstacles to mining such as faults or rock intrusions into the seam.

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

In 2004, the Company purchased significant additional equipment to continue mining operations at the Horizon Mine.  Such equipment included a rebuilt continuous miner, two rebuilt shuttle cars, a rebuilt roof bolter, a new battery scoop and additional attendant equipment.  All such equipment has improved operations and remains in adequate operating condition.  Nonetheless, management is of the opinion that at a minimum, additional roof bolting equipment is necessary to support the expanded operations at the mine.  Management has identified other necessary equipment as well, but is concerned with the adequacy of the roof bolting equipment on hand to keep up with expanded operations.  While the two current roof bolting machines at the mine operate properly, they are slow moving and can only keep up with mining operations involving one continuous miner.  In 2007, a third roof bolting machine did not perform as expected and did not support mining operations behind the Company’s second continuous miner.   The manufacture of that equipment has attempted to remedy the problems with that roof bolter and we intend to use it support operations behind the second continuous miner.

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

Holders

As of April 14, 2008, there were approximately 754 shareholders of record of the Company's common stock and 100,234,928 shares outstanding.

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

On December 28, 2007, we agreed to issue 4,000,000 shares of the company’s common stock to Dan Baker for consideration of services to be rendered to the company.   These shares were issued on January 2, 2008.

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

During January through April of 2008, we issued a total of 8,920,00 shares of the company’s common stock for cash consideration equal to $0.15 per share.  The issuance of these shares was consummated pursuant to Section 4(2) of the Securities Act and the rules and regulations promulgated thereunder on the basis that such transactions did not involve a public offering and the offerees were sophisticated, accredited investors with access to the kind of information that registration would provide. The recipient of these securities represented its intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the share certificates and other instruments issued in such transactions.  A commission of $55,050 was paid to John Thomas Financial and a commission of $30,750 was paid to FYJIGIM, Inc. in connection with the sales of these shares.

Purchases of Equity Securities by Company

None.

ITEM 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS AND FINANCIAL CONDITION

This Management’s Discussion and Analysis should be read in conjunction with the audited financial statements of America West Resources, Inc. and the wholly-owned subsidiary Hidden Splendor Resources, Inc. and notes thereto set forth herein.

(a)         Financial Condition and Results of Operations

The following discussion and analysis should be read together with the financial statements of America West Resources Inc. and Hidden Splendor Resources, Inc. and the respective accompanying "Notes to Financial Statements" included hereunder in this report.  This discussion summarizes the significant factors affecting the consolidated operating results, financial condition and liquidity and cash flows of America West Resources. For 2007, the activity related to the wholly-owned subsidiary Hidden Splendor is displayed in America West Resources financial statements using full consolidation only for the period January 1, 2007 through October 15, 2007, the date of Hidden Splendor’s bankruptcy petition.  Hidden Splendor activity subsequent to October 15, 2007 is reflected in the consolidated financial statements of America West Resources included herein this report using equity method of accounting.  To better illustrate the operations of the Company, we provided pro forma income statement information as indicated below. Except for historical information, the matters discussed in this Management's Discussion and Analysis or Plan of Operation are forward-looking statements that involve risks and uncertainties and are based upon judgments concerning various factors that are beyond our control.

(i)         Material changes in financial statement line items.

The following table presents pro forma combined statement of operations data for both America West Resources and Hidden Splendor for the twelve months ended December 31, 2007 for comparative purposes to prior year.   The deconsolidated loss from equity subsidiary is eliminated from the America West Resources to properly reflect the activity of the two entities combined on a pro forma basis.

	America West Resources & Hidden Splendor (combined) for the 12 months ended December 31, 2007	Hidden Splendor (stand alone) October 16, 2007 through December 31, 2007	Pro Form Combined 12 months ended December 31, 2007

Revenue
Coal sales	$3,672,904	$1,371,408	$5,044,312
Coal production costs	3,443,658	649,883	4,093,541
Gross Profit	229,246	721,525	950,771

Costs and expenses
General and administrative expenses	4,490,340	952,928	5,443,268

Loss from operations	(4,261,094)	(231,403)	(4,492,497)

Other income (expenses)
Other income (expense)	12,680	-	12,680
Interest income	147	-	147
Interest expense	(493,718)	(128,719)	(622,437)
Total other income (expense), net	(480,891)	(128,719)	(609,610)

Reorganization expenses	-	14,126	14,126

Net Loss	$(4,741,985)	$(374,248)	$(5,116,233)

The following table presents pro forma combined statement of operations data for each of the periods indicated and presents the percentage of change in each line item from one period to the next.  Changes in items which we feel have no meaningful impact on operations are marked with the designation NM, which we mean to indicate “not meaningful.”

	12 Months Ended December 31, 2007 (Pro forma)	12 Months Ended December 31, 2006 (Historical)	Percentage Change (Decrease)

Revenue
Coal Sales	$5,044,312	$5,821,225	(13.3%)
Coal production costs	4,093,541	5,722,560	(28.5%)
Gross Profit	950,771	98,665	863.6%

Costs and expenses
General and administrative expenses	5,443,268	2,126,637	156.0%

Loss from operations	(4,492,497)	(2,027,972)	121.5%

Other income (expenses)
Realized gain on investment	-	200,000	NM
Other income (expense)	12,680	527,060	NM
Interest income	147	22,107	NM
Loss on sale of asset	-	(2,857)	NM
Interest expense	(622,437)	(418,562)	48.7%
Total other income (expense), net	(609,610)	327,748	(286.0%)

Reorganization expenses	14,126	-	NM

Net Loss	$(5,116,233)	$(1,700,224)	200.9%

Revenue
	12 Months Ended December 31, 2007 (Pro forma)	12 Months Ended December 31, 2006	Percentage Change (Decrease)

Revenue
Coal sales	$5,044,312	$5,821,225	(13.3%)

The 13.3% decrease in our coal sales from 2006 to 2007 is due to less coal production in 2007, primarily attributed to two factors:

1)
In early part of 2007, we encountered unusually soft floors in one section of the mine.  These soft floors made it difficult for our equipment to move and slowed our mining operations, resulting in less coal produced.

2)
New equipment that was significant in nature failed to perform as expected.  Delays caused by the performance of that equipment, coupled with time lost performing maintenance on such equipment slowed our production.

Coal Production Costs
	12 Months Ended December 31, 2007 (Pro forma)	12 Months Ended December 31, 2006	Percentage Change (Decrease)

Costs and expenses
Coal production costs	$4,093,541	$5,722,560	(28.5%)

Historically, we have operated the mine as a “one-section” mine, meaning we have mined coal in only one area of the mine.  In early and mid-2007, we attempted to open a second section of the mine for production to operate the mine as a “two-section” mine.   However, new equipment that was significant in nature failed to perform as expected, resulting in production of the second section to be postponed.  The efforts to commence production in the second section increased our production costs in 2007, as we increased our labor force and supplies in anticipation of expanded operations.  However, this escalation in production costs were offset by the capitalization of approximately $3.6 million in mining development costs in 2007.  In 2007, we performed a significant amount of work on the Horizon Mine associated with development of new entry and travelways within the mine.  Such activity did not occur in 2006, resulting in all production costs to be expensed in 2006.  As a result, overall production costs decreased 28.5% from 2006 to 2007.

Beginning in late April 2008, we are attempting to operate the mine as a “two-section” mine.  That is, we will mine coal in two areas of the mine at the same time.  Optimally, one section will be pillaring a developed panel while in another section a panel is being developed.  Because development mining involves significant roof support efforts and often discovers problem areas in the mine, such as faults in the coal seam or inflows of water, development mining is more capital intensive than pillaring.  By operating two sections, the Company can blend the two types of mining and will have the flexibility to deal with adverse conditions which may affect mining in any one section.  By operating two sections, the Company plans to increase production, though there can be no guarantee that increased production will in fact offset the costs of operating a two-section mine.

Gross Profit

	12 Months Ended December 31, 2007 (Pro forma)	12 Months Ended December 31, 2006	Percentage Change (Decrease)

Gross profit	$950,771	$98,665	863.6%

Gross profit increased by approximately 864% from 2006 to 2007, primarily due to the decrease in production costs.

General and Administrative Expense

	12 Months Ended December 31, 2007 (Pro forma)	12 Months Ended December 31, 2006	Percentage Change (Decrease)

Costs and expenses
General and administrative	$5,443,268	$2,126,637	156.0%

Our general and administrative expenses increased 156% from 2006 to 2007 due to compliance costs and professional fees related to becoming a publicly-traded company in 2007.    We anticipate such compliance costs and professional fees to continue to increase.

Loss from Operations

	12 Months Ended December 31, 2007 (Pro forma)	12 Months Ended December 31, 2006	Percentage Change (Decrease)

Costs and expenses
Loss from operations	$(4,492,497)	$(2,027,972)	121.5%

Loss from operations increased by approximately 122% from 2006 to 2007, primarily due to our increased general and administrative costs.

Interest Expense

	12 Months Ended December 31, 2007 (Pro forma)	12 Months Ended December 31, 2006	Percentage Change (Decrease)

Other income (expenses)
Interest expense	$(622,437)	$(418,562)	48.7%

Our interest expense increased in 2007 as the result of additional bank and related party loan obligations we incurred.

Net Loss

	12 Months Ended December 31, 2007 (Pro forma)	12 Months Ended December 31, 2006	Percentage Change (Decrease)

Net Loss	$(5,116,233)	$(1,700,224)	200.9%

(ii)	Sources of Liquidity.

In the past we have had four basic sources of liquidity: 1) revenue from coal sales; 2) infusions of cash from shareholders and/or officers; 3) sales of owned securities; and 4) proceeds from conventional financing.  Revenues from coal sales have not been sufficient to cover the expenses of operations in the past two years and we have relied on our other sources of liquidity to support operations.

In the past, our revenues from coal sales have not been adequate because our operations were under capitalized.  That is, we required additional equipment in order to generate adequate production.  In 2007 and 2008, we have raised addition working capital from sales of equity securities.  However, moving forward, our ability to continue to operate will be dependant on increased production and new sources of liquidity.  Our sources of liquidity for the future will be: revenue from coal sales and proceeds from the sale of the Company’s equity securities.

We intend to increase production, and thereby increase coal-sales revenue, by operating our currently operating coal mine as a two-section mine, as described above.  Also, we have received an increase in the price per ton we receive for our coal in 2008.  Increased production and higher sales prices will result in profitable operations and will stabilize our ongoing operations.  It is possible, however, that conditions in the mine will prevent profitable operations.  We could experience equipment failures which reduce our production or encounter difficult mining conditions which slow our operations.  There is no assurance that our plans for increased production will be successful.

We also intend to sell the Company’s equity securities in order to raise funds to support operations.  We intend to use proceeds for such efforts to pay off some of the Company’s bank debt, purchase additional mining equipment and obtain additional reserves.  Paying off bank loans will improve our cash flow, purchasing additional equipment will improve our production and acquiring additional reserves will assure the long term life of our mine.  Again, there is no assurance that we will be successful in our effort to raise funds through the sale of our equity securities.  Our operations will suffer and may fail if we are unsuccessful.

(iii)	Commitments for capital expenditures.

We have no contractual commitments to purchase additional equipment or make capital improvements to our mine.  Nonetheless, as noted above, capital expenditures are necessary in order to assure the survival of our operations.

(iv)	Trends, events or uncertainties which could impact either liquidity or revenues.

Several of the matters discussed in this report contain forward-looking statements that involve risks, trends and uncertainties.  Factors associated with the forward-looking statements that could cause actual results to differ materially from those projected or forecast are included in the statements below.  In addition to other information contained in this report, readers should carefully consider the cautionary statements contained in Item 1 of  Part I above.

Off-Balance Sheet Arrangements

As of December 31, 2007, the Company had no off-balance sheet arrangements.

Critical Accounting Policies

Use of Estimates –The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures.  Accordingly, actual results could differ from those estimates.

Cash and Cash Equivalents –For purposes of reporting cash flows, America West considers all investments purchased with a maturity of three months or less to be cash equivalents. America West maintains its cash in bank deposit accounts which, at times, have exceeded federally insured limits.

Accounts Receivable –The Company’s receivables are mainly from the Company’s coal broker and are collected within a few weeks of production and shipment.  As such no allowance for doubtful accounts is considered necessary.

Inventory –Inventory consists of consumable materials and is valued at the lower of cost (first-in, first out) or market.

Supplies –Supplies consist of consumable materials and are valued at the lower of cost (first-in, first out) or market.

Property and Equipment –Property and equipment are carried at cost and include expenditures for new facilities and those expenditures that substantially increase the productive lives of existing equipment. The Company accounts for equipment exchanges in accordance with Statement of Financial Accounting Standards No. 153 “Exchanges of Non-monetary Assets-an amendment of APB Opinion No. 29.” Maintenance and repair costs are expensed as incurred. Mineral rights and development costs are amortized based upon estimated recoverable proven and probable reserves.

Property and equipment are depreciated on a straight-line basis over the assets’ estimated useful lives. Fully depreciated property and equipment still in use are not eliminated from the accounts.

The Company assesses the carrying value of its property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured by comparing estimated undiscounted cash flows expected to be generated from such assets to their net book value. If net book value exceeds estimated cash flows, the asset is written down to fair value. When an asset is retired or sold, its cost and related accumulated depreciation and amortization are removed from the accounts. The difference between the net book value of the asset and proceeds on disposition is recorded as a gain or loss.

Mine development costs are capitalized and amortized by the units of production method over estimated total recoverable proven and probable reserves. Amortization of mineral rights is provided by the units of production method over estimated total recoverable proven and probable reserves.

Asset Retirement Obligations –SFAS No. 143, “Accounting for Asset Retirement Obligations,” addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Company’s asset retirement obligation (“ARO”) liabilities primarily consist of estimated costs related to reclaiming mines and related facilities in accordance with federal and state reclamation laws as defined by each mining permit.

The Company estimates its ARO liabilities for final reclamation and mine closure based upon detailed engineering calculations of the amount and timing of the future costs for a third party to perform the required work. Cost estimates are escalated for inflation, and then discounted at the credit-adjusted risk-free rate. The Company records an ARO asset associated with the initial recorded liability.

When the liability is initially recorded, the offset is capitalized by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is amortized based on the units of production method over the estimated recoverable and probable reserves at the related mine. Accretion expense is included in cost of produced coal. To the extent there is a difference between the liability recorded and the cost incurred, a gain or loss upon settlement is recognized.

The reclamation plan calls for a bonding and insurance requirement. The bond is the deed to residential property owned personally by the shareholders.

Income Taxes –Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes. Deferred taxes are recognized for differences between the bases of assets andliabilities for financial statement and income tax purposes. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred taxes also are recognized for operating losses and tax credits that are available to offset future taxable income and income taxes.

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (FIN 48). This Interpretation provides guidance on recognition, classification and disclosure concerning uncertain tax liabilities. The evaluation of a tax position requires recognition of a tax benefit if it is more likely than not it will be sustained upon examination. America West adopted this Interpretation effective January 1, 2007. The adoption did not have a material impact on our financial statements.

Revenue Recognition – Hidden Splendor’srevenues are generated under a long-term sales contract with a single coal brokerage company.  The terms of the contract are “FOB mine”.  Revenues from coal sales are recognized when the coal is loaded on to the delivery truck contracted by the customer. At the end of each month, the amount of coal delivered to the coal brokerage is estimated. In addition, the customer may apply a penalty against invoices relating to deviations in delivered coal quality per the contract terms. Variances between estimated revenue and actual payment are recorded in the month the payment is received; however, differences have been minimal.

Equity Method of Accounting – From October 16, 2007, the day after the bankruptcy petition was filed, through December 31, 2007, the operations of Hidden Splendor have been accounted for under the equity method of accounting and are disclosed as activity related to “Investee” in the accompanying financial statements.  When an investor corporation can exercise significant influence over the operations and financial policies of an investee corporation, generally accepted accounting principles require that the investment in the investee be reported using the equity method.  When the equity method of accounting is used, the investor initially records the investment in the stock of an investee at cost.  The investment account is then adjusted to recognize the investor’s share of the income or losses of the investee after the date of acquisition when it is earned by the investee.  Such amounts are included when determining the net income of the investor in the period they are reported by the investee.  As a result of applying the equity method, the investment account reflects America West’s equity in the underlying net liabilities of Hidden Splendor, the investee.  In the America West statement of operations after deconsolidation, Hidden Splendor’s net loss is reported as a single-line item.

Basic and Diluted Loss per Share – Basic and diluted loss per share is calculated by dividing net loss by the weighted-average number of shares of common stock outstanding during the year.  Diluted loss per share is calculated to give effect to potentially issuable dilutive common shares. There are no potentially issuable shares that would affect diluted loss per share for any of the periods presented.

Newly IssuedAccounting Pronouncements – The Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

Reclassification -  Certain 2006 amounts have been reclassified to agree with 2007 classifications.

ITEM 7.       FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
America West Resources, Inc.
Price, Utah

We have audited the accompanying consolidated balance sheet of America West Resources, Inc. (formerly Reddi Brake Supply Corp.) and subsidiary (the “Company”) as of December 31, 2007, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the year then ended. These financial statements are the responsibility of the Company’smanagement. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. America West was not required to have, nor were we engaged to perform,an audit of itsinternal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the America West’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of America West Resources, Inc. and subsidiary as of December 31, 2007, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates continuity of business, realization of assets, and liquidation of liabilities in the ordinary course of business. As discussed in Note 3 to the financial statements, The Company’s wholly owned subsidiary filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code. In addition, the subsidiary has a working capital deficit and has incurred significant losses.  These matters raise substantial doubt about America West’s ability to continue as a going concern.  Management’s plans regarding those matters are also described in Note 3.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Malone & Bailey, P.C.
www.Malone-Bailey.com
Houston, Texas

April 28, 2008

HANSEN, BARNETT& MAXWELL, P.C. A Professional Corporation CERTIFIED PUBLIC ACCOUNTANTS 5 Triad Center, Suite 750 Salt Lake City, UT 84180-1128 Phone: (801) 532-2200 Fax: (801) 532-7944 www.hbmcpas.com	Registered with the Public Company Accounting Oversight Board

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
America West Resources, Inc.

We have audited the accompanying consolidated balance sheet of America West Resources, Inc. and subsidiary as of December 31, 2006, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of America West Resources, Inc. and subsidiary as of December 31, 2006, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company incurred significant losses during the year ended December 31, 2006 and had an accumulated deficit of $2,559,843 at December 31, 2006.  In addition, the Company’s wholly owned subsidiary filed for Chapter 11 reorganization subsequent to December 31, 2006. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with respect to these matters are also described in Note 3. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

HANSEN, BARNETT & MAXWELL, P.C.

Salt Lake City, Utah
July 25, 2007

America West Resources, Inc. and Subsidiary
(formerly Reddi Brake Supply Corp)
CONSOLIDATED BALANCE SHEETS

	December 31, 2007	December 31, 2006
Assets
Current assets:
Cash and cash equivalents	$500,000	$25
Accounts receivable	-	91,689
Related party receivable	-	100,849
Supplies and coal inventory	-	242,600
Employee receivable	-	121,960
Total current assets	500,000	557,123
Deposits	-	27,225
Property and equipment
Property and equipment	-	9,391,435
Land and mineral properties	-	349,823
Less: accumulated depreciation and amortization	-	(2,550,865)
Net property and equipment	-	7,190,393

Total assets	$500,000	$7,774,741

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$71,378	$1,104,403
Accrued expenses	13,232	1,080,672
Checks written in excess of cash in bank	-	74,248
Line of credit	-	105,962
Short-term debt – related party	-	230,000
Current maturities of long-term debt	-	628,790
Total current liabilities	84,610	3,224,075
Long-term liabilities:
Long-term debt	-	3,861,114
Deficit in equity investee	2,432,521	-
Asset retirement obligation	-	162,141
Total liabilities	2,517,131	7,247,330
Stockholders’ deficit:
Preferred stock, $0.0001 par value; 2,500,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.0001 par value; 100,000,000 shares authorized; 92,864,927 and 52,945,200 shares issued and outstanding, respectively	9,287	5,295
Additional paid-in capital	5,649,658	3,081,959
Accumulated deficit	(7,676,076)	(2,559,843)
Total stockholders’ deficit	(2,017,131)	527,411

Total liabilities and stockholders’ deficit	$500,000	$7,774,741

The accompanying notes are an integral part of these consolidated financial statements.

America West Resources, Inc. and Subsidiary
(formerly Reddi Brake Supply Corp)
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2007	2006

Coal sales	$3,672,904	$5,821,225
Coal production costs	3,443,658	5,722,560
Gross profit	229,246	98,665

Operating expenses:
General and administrative	4,490,340	2,126,637

Loss from operations	(4,261,094)	(2,027,972)

Other income (expenses):
Other income (expense)	12,680	527,060
Equity loss in equity investee	(374,248)	-
Realized gain on investment	-	200,000
Loss on sale of asset	-	(2,857)
Interest income	147	22,107
Interest expense	(493,718)	(418,562)

Total other income (expenses)	(855,139)	327,748

Net Loss	$(5,116,233)	$(1,700,224)
Basic and Diluted Loss Per Share	$(0.09)	$(0.03)

Basic and Diluted Weighted-Average Shares Outstanding	56,999,947	52,945,200

The accompanying notes are an integral part of these consolidated financial statements.

America West Resources, Inc. and Subsidiary
(formerly Reddi Brake Supply Corp)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balances December 31, 2005	52,945,200	$5,295	$6,705	$(859,619)	$(847,619)
Conversion of shareholder loan payable to equity without the issuance of additional shares	-	-	3,075,254	-	3,075,254
Net loss for the year ended December 31, 2006	-	-	-	(1,700,224)	(1,700,224)
Balances December 31, 2006	52,945,200	5,295	3,081,959	(2,559,843)	527,411
Stock issued in reverse acquisition of Reddi Brake for assumption of liabilities	5,882,800	588	(320,973)	-	(320,385)
Issuance of common stock for settlement of debt assumed in reverse merger	1,186,927	119	320,266	-	320,385
Contributed capital	-	-	849,191	-	849,191
Issuance of common stock for cash	21,350,000	2,135	800,365	-	802,500
Issuance of common stock for services	11,500,000	1,150	918,850	-	920,000
Net loss for the year ended December 31, 2007	-	-	-	(5,116,233)	(5,116,233)
Balances December 31, 2007	92,864,927	$9,287	$5,649,658	$(7,676,076)	$(2,017,131)

The accompanying notes are an integral part of these consolidated financial statements.

America West Resources, Inc. and Subsidiary
(formerly Reddi Brake Supply Corp)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2007	2006

Cash Flows from Operating Activities:
Net Loss	$(5,116,233)	$(1,700,224)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,134,004	865,451
Loss on sale of property and equipment	-	2,857
Bad debt expense	222,809	-
Share based compensation	920,000	-
Interest in loss of equity investee	374,247	-
Changes in current assets and liabilities:
Accounts receivable	48,393	(61,982)
Supplies and inventory	242,600	(75,989)
Accounts payable	1,425,743	758,224
Other payables and accrued expenses	1,395,538	410,954
Net Cash Provided by Operating Activities	647,101	199,291

Cash Flows from Investing Activities:
Capital expenditures	(3,219,098)	(2,071,222)
Deconsolidation of subsidiary	(83,231)	-
Receivable from related parties and employees	-	(201,067)
Net Cash Used in Investing Activities	(3,302,329)	(2,272,289)

Cash Flows from Financing Activities:
Payments on line of credit	-	(94,113)
Proceeds from related party notes	-	230,000
Payments on related party notes	-	(210,152)
Proceeds from long-term debt	1,855,440	1,156,648
Payments on long-term debt	(351,928)	(886,246)
Proceeds from shareholder loan	-	1,200,000
Proceeds from issuance of common stock	802,500	-
Proceeds from contributed capital	849,191	-
Net Cash Provided by Financing Activities	3,155,203	1,396,137

Net Increase (Decrease) in Cash and Cash Equivalents	499,975	(676,861)
Cash and Cash Equivalents at Beginning of Period	25	676,886
Cash and Cash Equivalents at End of Period	$500,000	$25

Supplemental information
Cash paid for interest	$325,018	$418,562
Noncash investing and financing activities
Conversion of shareholder loan to paid-in capital	$-	$3,075,254

The accompanying notes are an integral part of these consolidated financial statements.

America West Resources, Inc. and Subsidiary
(formerly Reddi Brake Supply Corp)
Notes to Financial Statements

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

Franklin Capital, Inc. was incorporated under the laws of the State of Nevada on July 12, 1990 with authorized common stock of 35,000,000 shares with a par value of $0.0001 and preferred stock of 2,500,000 shares with a par value of $0.0001. On October 24, 1996,the authorized common stock was increased to 75,000,000 shares and again on January 12, 2001 to 100,000,000 shares, bothwith the same par value.  Franklin Capital, Inc.had several name changes and on April 21, 1994 changed its name toReddi Brake Supply Corp (“Reddi Brake”).

From April 1994 through March 1997, the principal business activity of Reddi Brake was the sale of auto parts, mainly to professional installers, through several warehouses located throughout the United States. On March 17, 1997,an involuntary petition in bankruptcy was filed against Reddi Brake, which resulted in the loss of the auto parts business and substantial losses.  After July 1, 1997, Reddi Brake had no operations and was considered to be a development stage company through August 10, 2007.

On August 10, 2007, Reddi Brake consummated an acquisition agreement with Hidden Splendor Resources, Inc. (“Hidden Splendor”), a coal mining company located in Helper, Utah. Hidden Splendoroperates a coal mine that covers approximately 1,288 acres.  Daily coal production is delivered to a coal brokerage company at the mine site.   Per the acquisition agreement, Reddi Brake acquired all of the outstanding common stock of Hidden Splendor in exchange for the issuance of 52,945,200 shares of common stock, which shares represented 90% of Reddi Brake’scommon stock outstanding after the transaction.  The transaction was recognized as the reorganization of Hidden Splendor into Reddi Brake and was recognized as a reverse stock split of the Hidden Splendor common stock outstanding. The accompanying financial statements have been restated for all periods presented for the effects of the reverse stock split. In addition, the transaction was recognized as the reverse acquisition of Reddi Brake.  The acquisition of Reddi Brake was recognized as the issuance of the 5,882,800 shares of Reddi Brake common stock that remained outstanding in exchange for the assumption of liabilities of $320,385.  Upon completion of the transaction, Hidden Splendor became a wholly-owned subsidiary of Reddi Brake.

On October 15, 2007, Hidden Splendor filed a Chapter 11 Petition in the United States Bankruptcy Court for the District of Nevada asa debtor in possession.  Hidden Splendor’s operations have continued since the petition was filed and it intends to continue to operate its business.   Due to the bankruptcy of Hidden Splendor, Reddi Brake’s control over Hidden Splendor is considered compromised for financial reporting purposes.  As a result, Reddi Brake deconsolidated its investment in Hidden Splendor as of October 15, 2007.

On March 17, 2008, Reddi Brake changed its name to America West Resources, Inc. (“America West”). Hidden Splendor through October 15, 2007 and America West from August 10, 2007 are referred to herein as “the Company.”

The accompanying consolidated financial statements include the assets, liabilities and operations of Hidden Splendor for all periods presented through October 15, 2007. From October 16, 2007, the day after the bankruptcy petition was filed, through December 31, 2007, the operations of Hidden Splendor have been accounted for under the equity method of accounting and are disclosed as activity related to “Investee” in the accompanying financial statements.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates - The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures.  Accordingly, actual results could differ from those estimates.

Cash and Cash Equivalents - For purposes of reporting cash flows, America West considers all investments purchased with a maturity of three months or less to be cash equivalents. America West maintains its cash in bank deposit accounts which, at times, have exceeded federally insured limits.

America West Resources, Inc. and Subsidiary
(formerly Reddi Brake Supply Corp)
Notes to Financial Statements

Accounts Receivable- The Company's receivables are mainly from the Company's coal broker and are collected within a few weeks of production and shipment.  As such no allowance for doubtful accounts is considered necessary.

Inventory - Inventory consists of consumable materials and is valued at the lower of cost (first-in, first out) or market.

Supplies - Supplies consist of consumable materials and are valued at the lower of cost (first-in, first out) or market.

Property and Equipment - Property and equipment are carried at cost and include expenditures for new facilities and those expenditures that substantially increase the productive lives of existing equipment. The Company accounts for equipment exchanges in accordance with Statement of Financial Accounting Standards No. 153,“Exchanges of Non-monetary Assets-an amendment of APB Opinion No. 29.” Maintenance and repair costs are expensed as incurred. Mineral rights and development costs are amortized based upon estimated recoverable proven and probable reserves.

Property and equipment are depreciated on a straight-line basis over the assets’ estimated useful lives. Fully depreciated property and equipment still in use are not eliminated from the accounts.

The Company assesses the carrying value of its property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured by comparing estimated undiscounted cash flows expected to be generated from such assets to their net book value. If net book value exceeds estimated cash flows, the asset is written down to fair value. When an asset is retired or sold, its cost and related accumulated depreciation and amortization are removed from the accounts. The difference between the net book value of the asset and proceeds on disposition is recorded as a gain or loss.

Mine development costs are capitalized and amortized by the units of production method over estimated total recoverable proven and probable reserves. Amortization of mineral rights is provided by the units of production method over estimated total recoverable proven and probable reserves.

Asset Retirement Obligations - SFAS No. 143, “Accounting for Asset Retirement Obligations,” addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Company’s asset retirement obligation (“ARO”) liabilities primarily consist of estimated costs related to reclaiming mines and related facilities in accordance with federal and state reclamation laws as defined by each mining permit.

The Company estimates its ARO liabilities for final reclamation and mine closure based upon detailed engineering calculations of the amount and timing of the future costs for a third party to perform the required work. Cost estimates are escalated for inflation, and then discounted at the credit-adjusted risk-free rate. The Company records an ARO asset associated with the initial recorded liability. When the liability is initially recorded, the offset is capitalized by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is amortized based on the units of production method over the estimated proved and probable reserves at the related mine. Accretion expense is included in coal production costs. To the extent there is a difference between the liability recorded and the cost incurred, a gain or loss upon settlement is recognized.

The reclamation plan calls for a bonding and insurance requirement. The bond is the deed to residential property owned personally by the shareholders.

Income Taxes - Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes. Deferred taxes are recognized for differences between the bases of assets andliabilities for financial statement and income tax purposes. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred taxes also are recognized for operating losses and tax credits that are available to offset future taxable income and income taxes.

America West Resources, Inc. and Subsidiary
(formerly Reddi Brake Supply Corp)
Notes to Financial Statements

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (FIN 48). This Interpretation provides guidance on recognition, classification and disclosure concerning uncertain tax liabilities. The evaluation of a tax position requires recognition of a tax benefit if it is more likely than not it will be sustained upon examination. America West adopted this Interpretation effective January 1, 2007. The adoption did not have a material impact on our financial statements.

Revenue Recognition - Hidden Splendor’srevenues are generated under a long-term sales contract with a single coal brokerage company.  The terms of the contract are “FOB mine.”  Revenues from coal sales are recognized when the coal is loaded on to the delivery truck contracted by the customer. At the end of each month, the amount of coal delivered to the coal brokerage is estimated. In addition, the customer may apply a penalty against invoices relating to deviations in delivered coal quality per the contract terms. Variances between estimated revenue and actual payment are recorded in the month the payment is received; however, differences have been minimal.

Equity Method of Accounting – From October 16, 2007, the day after the bankruptcy petition was filed, through December 31, 2007, the operations of Hidden Splendor have been accounted for under the equity method of accounting and are disclosed as activity related to “Investee” in the accompanying financial statements.  When an investor corporation can exercise significant influence over the operations and financial policies of an investee corporation, generally accepted accounting principles require that the investment in the investee be reported using the equity method.  When the equity method of accounting is used, the investor initially records the investment in the stock of an investee at cost.  The investment account is then adjusted to recognize the investor’s share of the income or losses of the investee after the date of acquisition when it is earned by the investee.  Such amounts are included when determining the net income of the investor in the period they are reported by the investee.  As a result of applying the equity method, the investment account reflects America West’s equity in the underlying net liabilities of Hidden Splendor, the investee.  In the America West statement of operations after deconsolidation, Hidden Splendor’s net loss is reported as a single-line item.

Basic and Diluted Loss per Share – Basic and diluted loss per share is calculated by dividing net loss by the weighted-average number of shares of common stock outstanding during the year.  Diluted loss per share is calculated to give effect to potentially issuable dilutive common shares. There are no potentially issuable shares that would affect diluted loss per share for any of the periods presented.

Newly IssuedAccounting Pronouncements - The Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

Reclassification -  Certain 2006 amounts have been reclassified to agree with 2007 classifications.

NOTE 3 - GOING CONCERN

As shown in the accompanying financial statements, America West incurred net losses of $5,116,233 and $1,700,224 for the years ended December 31, 2007 and 2006, respectively and had a working capital deficit of $2,017,131 as of December 31, 2007.  Furthermore, its wholly owned subsidiary Hidden Splendor filed for Chapter 11 reorganization in October 2007. These conditions raise substantial doubt as to America West’s ability to continue as a going concern.  Management is attempting to raise additional capital through sales of stock and enhance the operations of Hidden Splendor to achieve cash-positive operations.  The financial statements do not include any adjustments that might be necessary if America West is unable to continue as a going concern.

America West Resources, Inc. and Subsidiary
(formerly Reddi Brake Supply Corp)
Notes to Financial Statements

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment consist of the following:
	December 31,
	2007	2006

Mining equipment	$-	$9,261,022
Vehicles	-	107,913
Office equipment	-	22,500
Land and mineral rights	-	349,823

Total	-	9,741,258
Less accumulated depreciation and amortization	-	(2,550,865)

Net property and equipment	$-	$7,190,393

The capitalized asset retirement cost is amortized based on the units of production method over the estimated reserves at the related mine, as discussed in Note 2. Depreciation is computed on a straight-line basis over the estimated useful lives of the assets, which were as follows:

Life
Mining equipment	5-7 years
Office equipment	5-7 years
Vehicles	5-7 years

Depreciation and amortization expense was $1,134,003 and $865,451 for the years ended December 31, 2007 and 2006, respectively.Depreciation and amortization expense are included with coal production costs on the statements of operations for 2007 and 2006.

NOTE 5 – LONG-TERM AND SHORT-TERM DEBT

	Interest	December 31,
	Rate	2007	2006

Line of Credit
Line of credit payable to a bank, secured by Company assets, guaranteed by shareholders, maximum $506,034, balance due September 2007.	10.25% - 11.25%	$-	$105,962

Short-term Debt - Related Party
Short-term note payable to shareholders, unsecured, no interest rate, due on demand.	n/a	$-	$230,000

Long-term Debt
Note payable, secured by Company assets, guaranteed by shareholders, aggregate monthly principal and interest payments of $48,850, due March 2011.	8% - 11%	$-	$2,325,890

America West Resources, Inc. and Subsidiary
(formerly Reddi Brake Supply Corp)
Notes to Financial Statements

	Interest	December 31,
	Rate	2007	2006

Note payable, secured by Company assets, guaranteed by shareholders, aggregate monthly principal and interest payments of $37,544, due February 2013.	8.25% - 9.25%	$-	$2,164,014
		-	4,489,904

Current portion of long-term debt		-	(628,790)

Total Long-term Debt		$-	$3,861,114

NOTE 6 – STOCKHOLDERS’ EQUITY

The Company’s articles of incorporation authorize the issuance of 2,500,000 shares of preferred stock, $0.0001 par value, and which may be issued in one or more series at the discretion of the Board of Directors. On June 14, 2000, Reddi Brake issued 2,000,000 shares of Class C preferred stock to related parties as reimbursement for expenses paid for Reddi Brake. The terms of the Class C preferred shares carry voting rights of 50 votes for each share and after 90 days from the issuance, conversion rights of one share of preferred C stock for two post split shares of common, at the option of the stockholder. During 2007, the conversion rights were exercised prior to and as part of the reverse acquisition of Reddi Brake (see Note 1 above).

During January and May 2007, the Company received cash proceeds of $849,191as a contribution to capital.

On August 10, 2007, per the acquisition agreement with Hidden Splendor (see Note 1 above) America West issued 52,945,200 shares of common stock, which represented 90% of the America West common stock outstanding after the transaction.  The reverse acquisition of America West was recognized as the issuance of the 5,882,800 shares of America West common stock that remained outstanding in exchange for the assumption of liabilities of $320,385.  In August 2007, the Company issued 1,186,927 shares to settle the liabilities of $320,385 that were assumed in the reverse acquisition.

During August and September 2007, America West issued 1,350,000 shares of restricted common stock for cash proceeds of $302,500.

In December 2007, America West issued 20,000,000 shares of its common stock to third party investors for cash proceeds of $500,000.

In December 2007, America West issued 11,500,000 shares of its common stock to a third party consultant for services rendered.  The stock was valued at $920,000.

NOTE 7 – RELATED PARTY TRANSACTIONS

Certain officers and directors of America West and their controlled entities owned Hidden Splendor prior to the reverse acquisition with Hidden Splendor (see Note 1 above).

During the year ended December 31, 2006, there were unsecured advances made to the Company by a stockholder in the amount of $1,200,000 which increased the loan balance to $3,075,254.  In December 2006 this loan was converted into equity as capital paid into the Company by stockholders. No additional shares were issued as a result of this conversion.

A significant amount of supplies and equipment are purchased from a company owned by the principal stockholders of the Company.  Expenses for supplies and equipment purchased from this company were $158,650 and $290,578 for the years ended December 31, 2007 and 2006, respectively.  Hidden Splendor also occasionally advances funds to this entity and had a related party receivable from the related company of $100,849 at December 31, 2006.

America West Resources, Inc. and Subsidiary
(formerly Reddi Brake Supply Corp)
Notes to Financial Statements

The Company had short-term related party debt in the amount of $230,000 at December 31, 2006. This amount consists of loans made to the Company from stockholders and relatives of stockholders. These loans are unsecured notes that bear interest at 8% and complete repayment of principal and interest is due within one year.

At December 31, 2006, the Company has an employee receivable in the amount of $121,960. This balance consists of funds advanced from the Company to one employee. It is expected that this amount will be settled within a year.

At December 31, 2007, accounts payable of $11,000 and accrued expenses of $13,232 were due to stockholders for various services rendered.

During 2007, $45,000 in legal fees and $15,600 in rent was paid to one of the shareholders.  In addition, another $9,000 was paid in rent to a company owned by the principal stockholders.

During 2007, the Company paid $150,000 to its chief operating officer for consulting services.

NOTE 8 – COMMITMENTS & CONTINGENCIES

In April of 2003, the Company entered into a coal lease agreement with the U.S. Bureau of Land Management (“BLM”).  Rental payments of $3,867 are payable to the BLM by the first of September each year.  In addition, a royalty payment of 8% of gross sales for production up to 900,000 tons is due to the BLM each month.  The Company is also required to make payments each quarter to the Bureau of Land Reclamation.  The payment is equal to $0.15 per ton of coal mined.

Mining operations are subject to conditions that can impact the safety of our workforce or delay coal deliveries or increase the cost of mining for varying lengths of time. These conditions include mine collapses; fires and explosions from methane gas or coal dust; accidental mine water discharges; weather, flooding and natural disasters; unexpected maintenance problems; key equipment failures; variations in coal seam thickness; variations in the amount of rock and soil overlying the coal deposit; variations in rock and other natural materials and variations in geologic conditions.

Coal mining, especially underground coal mining, is inherently dangerous and great care must be taken to assure safe, continued operations. Past experiences of others in the industry indicate that lapses in safety practices can result in catastrophic collapse of a coal mining operation.  Even when best mining practices are strictly observed, natural disasters such as an earthquake could possibly destroy a coal mine’s operations.  Any catastrophic event at the coal mine which would close the mine for an extended period of time likely would cause the failure of operations. The Company maintains insurance policies that provide limited coverage for some of these risks, although there can be no assurance that these risks would be fully covered by these insurance policies. Despite the Company’s efforts, significant mine accidents could occur and have a substantial impact.  Such impact resulting from accidents could take the form of increased premiums on insurance policies, litigation, fines and penalties imposed by regulating agencies.

On December 28, 2007, America West entered into an agreement with Marathon Advisors LLC (“Marathon”) under the terms of which Marathon agreed to provide an individual to serve as chief financial officer of America West.   The agreement terminates on November 30, 2008.  The parties agreed that under the term of this agreement Mr. Rodriguez would serve as the chief financial officer of America West from December 21, 2007 through November 30, 2008.   Under the terms of this agreement, Marathon shall be paid cash consideration of $10,000 per month for services rendered.  In addition, Marathon shall be paid a $20,000 cash bonus payable within 10 days of America West receiving at least $2,000,000 cumulative gross proceeds from debt or equity financing, and Marathon shall be paid another $20,000 cash bonus payable within 10 days of America West receiving at least $5,000,000 cumulative gross proceeds from debt or equity financings following the date of the agreement. In addition, per the agreement, Marathon was issued 1,500,000 shares of Reddi Brake’s common stock in January 2008.  In the event that the agreement with Marathon is terminated prior to May 31, 2008, Marathon shall return to America West the unearned portion of such 1,500,000 shares as prorated from the inception of the agreement to May 31, 2008.  The stock was valued at $120,000.

America West Resources, Inc. and Subsidiary
(formerly Reddi Brake Supply Corp)
Notes to Financial Statements

On December 28, 2007, America West entered into an employment agreement with its chief operating officer.  The agreement terminates on December 31, 2010.   The agreement calls for an initial base salary of $150,000 per year, with the salary escalating to $250,000 per year upon the earlier of 1) Hidden Splendor’s emergence from Chapter 11 bankruptcy, or 2) June 30, 2008.  In addition, the chief operating officer will be entitled to receive a $100,000 cash bonus payable within 10 days of America West receiving at least $2,000,000 cumulative gross proceeds from equity financing, and another $100,000 cash bonus payable within 10 days of America West receiving at least $5,000,000 cumulative gross proceeds from equity financings following the date of the agreement.   In addition, per the agreement, the chief financial officer was issued 4,000,000 shares of America West common stock.  The stock was valued at $320,000.

On December 28, 2007, America West entered into an employment agreement with it chief executive officer.  The agreement terminates on December 31, 2010. The agreement calls for an initial base salary of $150,000 per year, with the salary escalating to $250,000 per year upon the earlier of 1) Hidden Splendor’s emergence from Chapter 11 bankruptcy, or 2) June 30, 2008.  In addition, the chief executive officer will be entitled to receive a $20,000 cash bonus payable within 10 days of America West receiving at least $2,000,000 cumulative gross proceeds from equity financing, and another $20,000 cash bonus payable within 10 days of America West receiving at least $5,000,000 cumulative gross proceeds from equity financings following the date of the agreement.  In addition, per the agreement, on January 1, 2009 and January 1, 2010, the chief executive officer shall have the option to purchase a number of shares of America West common stock equal to up to 1% of the number of issued and outstanding shares of America West as at the exercise of the option at a price to be mutually agreed upon between the chief executive officer and America West.

Hidden Splendor, as required in its bankruptcy proceeding, filed a disclosure statement with the U.S. bankruptcy court disclosing all known liabilities as of the October 15, 2007 bankruptcy petition date.  Per the company's disclosure statement, Hidden Splendor had approximately $2.7 million in non-priority unsecured claims as of October 15, 2007.  Hidden Splendor's non-priority unsecured creditors and one customer filed their proof of claims in February 2008.  As of the date of this Report, the claims filed by Hidden Splendor's non-priority unsecured vendors and creditors total approximately $1,000,000 more than the company's disclosure statement.  Hidden Splendor management is in the process of reconciling the discrepancy and has identified numerous claims that are contestable.  For any contestable claims, Hidden Splendor will file objections with the bankruptcy court.   As of the date of this report, management believes the likelihood of the $2.7 million non-priority unsecured claims increasing by a material amount is remote.

Occasionally, Hidden Splendor is issued citations by the Mine Safety and Health Administration in connection with regular inspections of the Horizon mine.  As of April 28, 2008, Hidden Splendor is involved in six administrative actions involving challenges to citations with a total of $182,542 in proposed penalties.  At times, Hidden Splendor challenges citations, resulting in reductions to proposed penalties or administrative adjudications with no penalties.  Hidden Splendor has challenged the citations in the six pending actions.  As of the date of this Report, management believes the penalties that will be paid are possible and not estimatable.

NOTE 9 – INCOME TAX EXPENSE

At December 31, 2007 and 2006, America West has unused federal and state net operating loss carryforwards available of approximately $9,615,000 and $4,546, 334, respectively, which may be applied against future taxable income, if any, and which expire in various years from 2023 through 2027. The Internal Revenue Code contains provisions which likely will reduce or limit the availability and utilization of these net operating loss carryforwards. For example, limitations are imposed on the utilization of net operating loss carryforwards if certain ownership changes have taken place or will take place. The Company has not performed an analysis to determine whether any such limitations have occurred.

The temporary differences and carryforwards which give rise to the deferred income tax assets as of December 31, 2007 and 2006 are as follows:

	2007	2006

Depreciation	$(1,180,000)	$(347,112)
Federal and Utah net operating loss carryovers	3,750,000	1,695,783
Total deferred income tax assets	2,570,000	1,348,671
Valuation allowance	(2,570,000)	(1,348,671)
Net deferred income tax asset	$-	$-

A reconciliation of income taxes at the federal statutory rate to actual income tax expense is as follows:

	2007	2006

Federal benefit at statutory rate (34%)	$(1,530,000)	$(578,077)
State income taxes, net of federal tax	(225,000)	(56,107)
Valuation allowance	1,755,000	634,184
Net tax expense	$-	$-

America West Resources, Inc. and Subsidiary
(formerly Reddi Brake Supply Corp)
Notes to Financial Statements

NOTE 10 – EQUITY METHOD OF INVESTEE

From October 16, 2007, the day after the Hidden Splendor bankruptcy petition was filed, through December 31, 2007, the operations of Hidden Splendor have been accounted for under the equity method of accounting due to the loss of control by Reddi Brake over Hidden Splendor in the Chapter 11 situation. Summarized financial information of Hidden Splendor  as of December 31, 2007 and for the period from October 16, 2007 to December 31, 2007 is as follows:

Total current assets	$125,838
Other assets	$164,298
Net property and equipment	$9,443,587
Total assets	$9,733,723
Total current liabilities	$666,505
Asset retirement obligation	$175,518
Liabilities subject to compromise	$11,325,372
Total liabilities	$12,167,395
Total stockholders’ deficit	$(2,433,672)
Total liabilities and stockholders’ deficit	$9,733,723
Coal sales	$1,371,408
Coal production costs	$649,883
Gross profit	$721,525
Net loss	$(374,248)

NOTE 11 - SUBSEQUENT EVENTS

On March 17, 2008, America West changed its name from “Reddi Brake Supply Corp” to “America West Resources, Inc.”.

Since December 31, 2007,through the date of this report, America West sold 7,920,000 shares of its common stock for cash proceeds of $1,188,000.

On March 2, 2008, America West entered into a one-year service agreement engaging a consultant for $120,000 cash consideration over the term of the agreement.  In addition, America West will issue the consultant warrants to purchase 400,000 shares of America West common stock with exercise prices ranging from $0.26 to$0.42.  The stock warrants vest over a nine-month period and terminate two years after America West files a registration statement encompassing the consultant's purchased stock.

HIDDEN SPLENDORRESOURCES --- STAND-ALONEFINANCIALS
OCTOBER 16, 2007 THROUGH DECEMBER 31, 2007

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Hidden Splendor Resources, Inc.
Price, Utah

We have audited the accompanying balance sheet of Hidden Splendor Resources, Inc. as of December 31, 2007, and the related statements of operations, stockholders’ deficit, and cash flows for the period from October 16, 2007, inception of Chapter 11 reorganization filing to December 31, 2007. These financial statements are the responsibility of Hidden Splendor’smanagement. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. Hidden Splendor was not required to have, nor were we engaged to perform,an audit of itsinternal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Hidden Splendor’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hidden Splendor Resources, Inc. as of December 31, 2007, and the results of its operations and its cash flows for the period then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming Hidden Splendor will continue as a going concern, which contemplates continuity of business, realization of assets, and liquidation of liabilities in the ordinary course of business. As discussed in Note 5to the financial statements, Hidden Splendor filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code. In addition, Hidden Splendor has a working capital deficit and has incurred significant losses.  These matters raise substantial doubt about Hidden Splendor’s ability to continue as a going concern.  Management’s plans regarding those matters are also described in Note 5.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Malone & Bailey, P.C.
www.Malone-Bailey.com
Houston, Texas

April 28, 2008

Hidden Splendor Resources, Inc.
(Debtor-in-Possession)
BALANCE SHEET

December 31, 2007
Assets
Current assets:
Cash and cash equivalents	$5,688
Accounts receivable	120,150
Total current assets	125,838

Deposits	164,298
Property and equipment
Property and equipment	9,363,816
Land and mineral properties	3,964,677
Less: accumulated depreciation and amortization	(3,884,906)
Net property and equipment	9,443,587

Total assets	$9,733,723

Liabilities and Stockholders’ Deficit
Liabilities not subject to compromise
Current liabilities:
Accounts payable	$494,978
Accrued expenses	170,527
Short-term related party debt	1,000
Total current liabilities	666,505
Long-term liabilities:
Asset retirement obligation	175,518

Liabilities subject to compromise (see Note A below)	11,325,372

Total liabilities	12,167,395

Stockholders’ deficit:
Preferred stock, $0.0001 par value; 2,500,000 shares authorized; none issued and outstanding	-
Common stock,$0.0001 par value; 100,000,000 sharesauthorized; 52,945,200 shares issued and outstanding	5,295
Additional paid-in capital	4,217,650
Accumulated deficit	(6,656,617)
Total stockholders’ deficit	(2,433,672)

Total liabilities and stockholders’ deficit	$9,733,723

 Note A:  Liabilities subject to compromise consist of the following:

Secured debt	$5,142,301
Unsecured debt	1,187,078
Taxes – coal excise	1,082,611
Payroll taxes and withholdings	812,522
Trade and other claims	3,100,860
Total	$11,325,372

The accompanying notes are an integral part of these financial statements.

Hidden Splendor Resources, Inc.
(Debtor-in-Possession)
STATEMENT OF OPERATIONS

October 16, 2007 through December 31, 2007

Coal sales	$1,371,408
Coal production costs	649,883
Gross profit	721,525

Operating expenses:
General and administrative	952,928

Loss from operations	(231,403)

Other income (expenses):
Interest expense	(128,719)

Total other income (expenses)	(128,719)

Net loss before reorganization items	(360,122)

Reorganization items:
Professional fees	14,126
Total reorganization items	14,126

Net loss	$(374,248)

Basic and Diluted Loss Per Share	$(0.01)

Basic and Diluted Weighted-Average Shares Outstanding	52,945,200

The accompanying notes are an integral part of these financial statements.

Hidden Splendor Resources, Inc.
(Debtor-in-Possession)
STATEMENT OF STOCKHOLDERS’ DEFICIT

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit
Balances, October 15, 2007	52,945,200	$5,295	$4,233,650	$(6,282,369)	$(2,043,424)

Capital contributed	-	-	(16,000)	-	(16,000)

Net loss	-	-	-	(374,248)	(374,248)

Balances, December 31, 2007	52,945,200	$5,295	$4,217,650	$(6,656,617)	$(2,433,672)

Hidden Splendor Resources, Inc.
(Debtor-in-Possession)
STATEMENT OF CASH FLOWS

October 16, 2007 through December 31, 2007

Cash Flows from Operating Activities:
Net Loss	$(374,248)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	210,410
Accretion of asset retirement obligation	3,002
Changes in current assets and liabilities:
Accounts receivable	(76,854)
Accounts payable	494,978
Other payables and accrued expenses	170,527
Net Cash Provided by Operating Activities	427,815

Cash Flows from Investing Activities:
Capital expenditures	(474,218)
Net Cash Used in Investing Activities	(474,218)

Cash Flows from Financing Activities:
Proceeds from related party debt	1,000
Capital contributed	(16,000)
Net Cash Used in Financing Activities	(15,000)

Net Increase (Decrease) in Cash and Cash Equivalents	(61,403)
Cash and Cash Equivalents at Beginning of Period	67,091
Cash and Cash Equivalents at End of Period	$5,688

Supplemental information
Cash paid for interest	$15,319

The accompanying notes are an integral part of these financial statements.

Hidden Splendor Resources, Inc.
Notes to Financial Statements

NOTE 1 – ORGANIZATION

Hidden Splendor Resources, Inc. (“Hidden Splendor”) is a coal mining company located in Helper, Utah. Hidden Splendoroperates a coal mine that covers approximately 1,288 acres.  Daily coal production is delivered to a coal brokerage company at the mine site.

In August 2007, Hidden Splendorconsummated a Share Exchange Agreement whereby all of its shares were acquired by America West Resources, Inc., a Nevada Corporation, (“America West”) in exchange for 52,945,200 shares of America West.  This transaction has been recognized as a reverse acquisition whereby the assets and liabilities of Hidden Splendorremain at their historical costs.   Upon completion of the transaction, Hidden Splendor continued operations as a wholly-owned subsidiary of America West.

On October 15, 2007, America West’s wholly-owned subsidiary Hidden Splendor filed a Chapter 11 Petition in the United States Bankruptcy Court for the District of Nevada.   Hidden Splendor’s petition is a Chapter 11 petition and Hidden Splendor is a debtor in possession.  Hidden Splendor’s operations have continued since the petition was filed and it intends to continue to operate its business.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates - The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures.  Accordingly, actual results could differ from those estimates. Changes in the future estimated coal reserves or the estimated future cash flows attributable to the reserves that are utilized for impairment analysis could have a significant impact on the future results of operations.

Revenue Recognition – Hidden Splendor’srevenues are generated under a long-term sales contract with a single coal brokerage company.  The terms of the contract are “FOB mine”.  Revenues from coal sales are recognized when the coal is loaded on to the delivery truck contracted by the customer. At the end of each month, the amount of coal delivered to the coal brokerage is estimated. In addition, the customer may apply a penalty against invoices relating to deviations in delivered coal quality per the contract terms.  Variances between estimated revenue and actual paymentdue to coal quantity and amountare recorded in the month the payment is received.  However, the varianceshave been minimal and are immaterial.

Cash and Cash Equivalents - For purposes of reporting cash flows, Hidden Splendorconsiders all investments purchased with a maturity of three months or less to be cash equivalents. Hidden Splendormaintains its cash in bank deposit accounts which, at times, have exceeded federally insured limits.

Accounts Receivable – Hidden Splendor’sreceivables are mainly from the company’scoal broker and are collected within a few weeks of production and shipment.  As such,no allowance for doubtful accounts is considered necessary.

Property and Equipment - Property and equipment are carried at cost and include expenditures for new facilities and those expenditures that substantially increase the productive lives of existing equipment. Hidden Splendoraccounts for equipment exchanges in accordance with Statement of Financial Accounting Standards No. 153 “Exchanges of Non-monetary Assets-an amendment of APB Opinion No. 29.” Maintenance and repair costs are expensed as incurred. Mineral rights and development costs are amortized based upon estimated recoverable proven and probable reserves.

Property and equipment are depreciated on a straight-line basis over the assets’ estimated useful lives. Fully depreciated property and equipment still in use are not eliminated from the accounts.

Hidden Splendorassesses the carrying value of its property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured by comparing estimated undiscounted cash flows expected to be generated from such assets to their net book value. If net book value exceeds estimated cash flows, the asset is written down to fair value. When an asset is retired or sold, its cost and related accumulated depreciation and amortization are removed from the accounts. The difference between the net book value of the asset and proceeds on disposition is recorded as a gain or loss.

All capitalized costs of coal properties, including the estimated future costs to develop probable reserves and estimated future costs to abandon mines and costs of site restoration, are amortized on the unit-of-production method using estimates of proved and probable reserves as determined by independent engineers. Investments in unproved properties and major development projects are not amortized until probable reserves associated with the projects can be determined or until impairment occurs. If the results of an assessment indicate that the properties are impaired, the amount of the impairment is added to the capitalized costs to be amortized.

Asset Retirement Obligations - SFAS No. 143, “Accounting for Asset Retirement Obligations,” addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. Hidden Splendor’sasset retirement obligation (“ARO”) liabilities primarily consist of estimated costs related to reclaiming mines and related facilities in accordance with federal and state reclamation laws as defined by each mining permit.

Hidden Splendorestimates its ARO liabilities for final reclamation and mine closure based upon detailed engineering calculations of the amount and timing of the future costs for a third party to perform the required work. Cost estimates are escalated for inflation, and then discounted at the credit-adjusted risk-free rate. Hidden Splendorrecords an ARO asset associated with the initial recorded liability.

The ARO asset is amortized based on the units of production method over the estimated proved and  probable reserves at the related mine, and the ARO liability is accreted to the projected settlement date. Changes in estimates could occur due to revisions of mine plans, changes in estimated costs, and changes in timing of the performance of reclamation activities.

The reclamation plan calls for a bonding and insurance requirement. The bond is the deed to residential property owned personally by the shareholders.

Income Taxes - Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes. Deferred taxes are recognized for differences between the bases of assets and liabilities for financial statement and income tax purposes. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred taxes also are recognized for operating losses and tax credits that are available to offset future taxable income and income taxes.

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (FIN 48). This Interpretation provides guidance on recognition, classification and disclosure concerning uncertain tax liabilities. The evaluation of a tax position requires recognition of a tax benefit if it is more likely than not it will be sustained upon examination. Hidden Splendor adopted this Interpretation effective January 1, 2007. The adoption did not have a material impact on our financial statements.

Basic and Diluted Loss per Share – Basic and diluted loss per share is calculated by dividing net loss by the weighted-average number of shares of common stock outstanding during the year.  Diluted loss per share is calculated to give effect to potentially issuable dilutive common shares. There are no potentially issuable shares that would affect diluted loss per share for any of the periods presented.

Recent Accounting Pronouncements - In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 will be applied prospectively and is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. SFAS 157 is not expected to have a material impact on Hidden Splendor’s financial statements.

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

SFAS 159 also establishes presentation and disclosure requirements designed to draw comparison between the different measurements attributes Hidden Splendorelects for similar types of assets and liabilities. This statement is effective for fiscal years beginning after November 15, 2007. Hidden Splendoris in the process of evaluating the application of the fair value option and its effect on its financial position and results of operations.

NOTE 3 – PETITION FOR RELIEF UNDER CHAPTER 11 BANKRUPTCY

On October 15, 2007, Hidden Splendor (the “Debtor”) filed petitions for relief under Chapter 11 of the federal bankruptcy laws in theUnited States Bankruptcy Court for the District of Nevada.   Under Chapter 11, certain claims against the Debtor in existence prior to the filing of the petitions for relief under the federal bankruptcy laws are stayed while the Debtor continues business operations as Debtor-in-possession.  These claims are reflected in the December 31, 2007 balance sheet as “liabilities subject to compromise”.   Additional claims (liabilities subject to compromise) may arise subsequent to the filing date resulting from rejection of executory contracts, including leases, and from the determination by the court (or agreed to by parties in interest) of allowed claims for contingencies and other disputed amounts.  Claims secured against the Debtor’s assets (“secured claims”) also are stayed, although the holders of such claims have the right to move the court for relief from the stay.   Secured claims are secured primarily by liens on the Debtor’s property, plant, and equipment.

The Debtor received approval from the Bankruptcy Court to pay or otherwise honor certain of its prepetition obligations, including employee wages.  The Debtor has determined that there is insufficient collateral to cover the interest portion of its unsecured prepetition debt obligations.  The Debtor has discounted accruing $74,665 of interest on these obligations.  Hidden Splendor’s operations have continued since the petition was filed and it intends to continue to operate its business.   Due to the bankruptcy of Hidden Splendor, America West’scontrol over Hidden Splendor is considered compromised for financial reporting purposes.  As a result, the accompanying financial statements are not consolidated with America West.

NOTE 4 – REVERSE MERGER

On August 10, 2007, America West Resources, Inc. (“America West”) consummated an acquisition agreement with Hidden Splendor.  Per the acquisition agreement,America West acquired all of the outstanding common stock of Hidden Splendor in exchange for the issuance of 52,945,200 shares of America West common stock, which shares represented 90% of the America West common stock outstanding after the transaction.  The transaction was recognized as a reverse stock split of the Hidden Splendor common stock outstanding.  The acquisition of America West was recognized as the issuance of the 5,882,800 shares of America West common stock that remained outstanding in exchange for the assumption of liabilities of $320,385.  Upon completion of the transaction, Hidden Splendor became a wholly-owned subsidiary of America West.

NOTE 5 – GOING CONCERN

As of December 31, 2007 Hidden Splendorhad a working capital deficiency of $540,667, andan accumulated deficit of $6,656,617. In addition, during the period from October 16, 2007 through December 31, 2007, Hidden Splendor suffered a net loss of $374,248. In addition, on October 15, 2007, Hidden Splendor filed a Chapter 11 Petition in the United States Bankruptcy Court for the District of Nevada.   Hidden Splendor’s petition is a Chapter 11 petition and Hidden Splendor is a debtor in possession.  Hidden Splendor’s operations have continued since the petition was filed and it intends to continue to operate its business.   These factors raise substantial doubt about the Hidden Splendor’sability to continue as a going concern. Hidden Splendor intends to fund its operations with the proceeds from the public issuance of equity securities with other shareholder contributions making up any remaining deficits. There can be no assurance that management’s plans will be successful.

NOTE 6 – PROPERTY & EQUIPMENT

Property and equipment consist of the following:

December 31, 2007

Mining equipment	$9,,233,403
Vehicles	107,913
Office equipment	22,500
Land and mineral rights	3,964,677

Total	13,328,493
Less: accumulated depreciation and amortization	(3,884,906)

Net property and equipment	$9,443,587

The capitalized asset retirement cost is amortized based on the units of production method over the estimated reserves at the related mine, as discussed in Note 2. Depreciation is computed on a straight-line basis over the estimated useful lives of the assets, which were as follows:

Life
Mining equipment	5-7 years
Office equipment	5-7 years
Vehicles	5-7 years

Depreciation and amortization expense was $213,412 for the period October 15, 2007 through December 31, 2007.Depreciation and amortization is included with coal production costs on the statement of operations for the period from October 15, 2007 through December 31, 2007.

NOTE 7 – SHORT-TERM DEBT

Short-term debt consists of the following:
	Interest Rate	December 31, 2007

Line of credit payable to a bank, secured bycompany assets, guaranteed by shareholders, maximum $506,034, loan in default and has been called.	10.25%	$504,325

Short-term note payable to related party, unsecured; loan in default, asbalance of principal and interest was due in May 2007.	8.00% & 18.00% (a)	$300,000

Short-term note payable to related party, secured by company common stock , balance of principal and interest due in June 2008.	8.25% & 18.00% (b)	$500,000

Short-term note payable to shareholders,unsecured, balance of principal and interest due in April 2008.	7.00%	$555,000

Short-term note payable to shareholders, unsecured, no interest, due on demand.	N/A	$333,078

Note payable, secured by company assets, guaranteed by shareholders, aggregatemonthly principal and interest payments of $48,850, loan in default and has been called.	10.25%	$2,128,519

Note payable, secured by Company assets, guaranteed by shareholders, aggregate monthly principal and interest payments of $37,544, loan in default and has been called.	8.25%	$2,009,457

Total notes payable		$6,330,379

(a)	8% interest through May 15, 2007; 18% interest thereafter
(b)	8.25% interest through June 15, 2008; 18% interest thereafter

NOTE 8 – STOCKHOLDERS’ EQUITY

In August 2007, Hidden Splendorconsummated a Share Exchange Agreement whereby 25,000,000 shares of Hidden Splendor common stock, representing 100% of all stock outstanding,were acquired by America West Resources, Inc., a Nevada Corporation, (“America West”) in exchange for 52,945,200 shares of America West.

NOTE 9 – RELATED PARTY TRANSACTIONS

A significant amount of supplies and equipment are purchased from a company owned by the principal stockholders of Hidden Splendor.  In addition, Hidden Splendor paid the related party company rent for office space and fees for administrative services during 2007.  The total amount of supplies, equipment, office rent, and administrative fees paid by Hidden Splendor to the related party company was $116,594 for period October 16, 2007 through December 31, 2007.   In addition, Hidden Splendoroccasionally advances funds to the related party companyand pays expenses on behalf of the company. As of December 31, 2007, the net amount owed by Hidden Splendor to the related party company was $33,083.  This related party payable is due to be settled on a short-term basis.

Hidden Splendor had short-term related party debt in the amount of $1,688,078 at December 31, 2007.This amount consists of loans made to Hidden Splendorfrom stockholders and relatives of stockholders. These loans bear interest at 7% to 18% and complete repayment of principal and interest is due within one year.   One of the loans in the amount of $500,000 is secured by 1,014,984 shares of the Hidden Splendor’s common stock held by a majority shareholder.   All other loans are unsecured.

NOTE 10 – CONCENTRATIONS

During 2007, approximately 95% of the Company’s revenue was from one customer.

NOTE 11 – COMMITMENTS & CONTINGENCIES

In April of 2003, Hidden Splendorentered into a coal lease agreement with the U.S. Bureau of Land Management (BLM).  Rental payments of $3,867 are payable to the BLM by the first of September each year.  In addition, a royalty payment of 8% of gross sales for production up to 900,000 tons is due to the BLM each month.  Hidden Splendoris also required to make payments each quarter to the Bureau of Land Reclamation.  The payment is equal to $.15 per ton of coal mined.

Mining operations are subject to conditions that can impact the safety of our workforce or delay coal deliveries or increase the cost of mining for varying lengths of time. These conditions include fires and explosions from methane gas or coal dust; accidental minewater discharges; weather, flooding and natural disasters; unexpected maintenance problems; key equipment failures; variations in coal seam thickness; variations in the amount of rock and soil overlying the coal deposit; variations in rock and other natural materials and variations in geologic conditions.

Coal mining, especially underground coal mining, is inherently dangerous and great care must be taken to assure safe, continued operations. Past experiences of others in the industry indicate that lapses in safety practices can result in catastrophic collapse of a coal mining operation.  Even when best mining practices are strictly observed, natural disasters such as an earthquake could possibly destroy a coal mine’s operations.  Any catastrophic event at the coal mine which would close the mine for an extended period of time likely would cause the failure of operations. Hidden Splendormaintains insurance policies that provide limited coverage for some of these risks, although there can be no assurance that these risks would be fully covered by these insurance policies. Despite Hidden Splendor’sefforts, significant mine accidents could occur and have a substantial impact.  Such impact resulting from accidents could take the form of increased premiums on insurance policies, litigation, fines and penalties imposed by regulating agencies.

Hidden Splendor, as required in its bankruptcy proceeding, filed a disclosure statement with the U.S. bankruptcy court disclosing all known liabilities as of the October 15, 2007 bankruptcy petition date.  Per the company's disclosure statement, Hidden Splendor had approximately $2.7 million in non-priority unsecured claims as of October 15, 2007.  Hidden Splendor's non-priority unsecured creditors and one customer filed their proof of claims in February 2008.  As of the date of this Report, the claims filed by Hidden Splendor's non-priority unsecured vendors and creditors total approximately $1,000,000 more than the company's disclosure statement.  Hidden Splendor management is in the process of reconciling the discrepancy and has identified numerous claims that are contestable.  For any contestable claims, Hidden Splendor will file objections with the bankruptcy court.   As of the date of this report, management believes the likelihood of the $2.7 million non-priority unsecured claims increasing by a material amount is remote.

Occasionally, Hidden Splendor is issued citations by the Mine Safety and Health Administration in connection with regular inspections of the Horizon mine.  As of April 28, 2008, Hidden Splendor is involved in six administrative actions involving challenges to citations with a total of $182,542 in proposed penalties.  At times, Hidden Splendor challenges citations, resulting in reductions to proposed penalties or administrative adjudications with no penalties.  Hidden Splendor has challenged the citations in the six pending actions.  As of the date of this Report, management believes the penalties that will be paid are possible and not estimatable.

NOTE 12 – INCOME TAXES

At December 31, 2007, the Company has unused federal and state net operating loss carryforwards available of approximately $9,615,000 which may be applied against future taxable income, if any, and which expire in various years from 2023 through 2027. Deferred tax assets are fully reserved because management believes it is more likely than not that the deferred tax assets are not realizable.

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Hansen, Barnett and Maxwell, P.C. (“Hansen”) served as the Company’s independent accountants from April 2007 until February 25, 2008, when we terminated our relationship with Hansen and engaged Malone & Bailey, P.C. (“Malone”) to serve as our independent accountant.  Malone currently serves as our new independent accountants.

In connection with the reviews of the Company for 2007 and up to and including their dismissal in February 2008, there were no disagreements with Hansen on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Hansen, would have caused it to make reference to the subject matter of the disagreements in connection with its reports.

ITEM 8A.   CONTROLS AND PROCEDURES

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

The Company’s management, with the participation of the chief executive officer and chief financial officer, carried out an evaluation of the effectiveness of the Company's “disclosure, controls and procedures” (as defined in the Exchange Act) Rules 13a-15(3) and 15-d-15(3) as of the end of the period covered by this annual report (the “Evaluation Date”).  Based upon that evaluation, the chief executive officer and  chief financial officer concluded that, as of the Evaluation Date, the Company’s disclosure, controls and procedures are not effective at providing them with material information relating to the Company as required to be disclosed in the reports the Company files or submits under the Exchange Act on a timely basis.  The deficiency in our disclosure controls and procedures related to the number of adjusting entries required in our year-end audit process.   This deficiency has been disclosed to our Board of Directors and we are continuing our efforts to improve and strengthen our control processes and procedures. The Company has hired a corporate controller to oversee day-to-day accounting operations.  Our management and directors will continue to work with our auditors to ensure that our controls and procedures are adequate and effective.

There were no changes in the Company’s internal controls over financial reporting, known to the chief executive officer/chief financial officer, that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 8B.   OTHER INFORMATION

Not applicable.

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Executive Officers and Directors

The following tables sets forth as of January 11, 2007, the name, age, and position of each executive officer and director and the term of office of each director of the Company.

Name	Age	Position

Alexander H. Walker III	47	Director, President, Chief Executive Officer
Dan R. Baker	57	Chief Operating Officer, Vice President, Coal Operations
Brian Rodriguez	38	Chief Financial Officer and Director
George Jarkesy	33	Director
Alexander H. Walker, Jr.	81	Director, Secretary
Amanda Cardinalli	44	Director

All Directors hold their positions for one year or until successors are duly elected and qualified. All officers hold their positions at the will of the Board of Directors.

Set forth below is certain biographical information regarding each of the Company's executive officers and directors:

Alexander H. Walker III, has served as the President, Chief Executive Officer and a Director of the Company since August 2007.  Since March of 2003, Mr. Walker has been actively involved in the management of Hidden Splendor, acting as its Vice President.  Prior to March of 2003, Mr. Walker was engaged in the practice of law focusing primarily in the areas of general business litigation and securities.  Mr. Walker is a member of the Utah State Bar Association and the Nevada Bar Association.  He is also a member of the board of directors of the South East Utah Energy Producers Association and is the co-chair of the board of the Western Energy Training Center.

Dan R. Baker, has served as the Company’s Chief Operating Officer since August 2007.  Mr. Baker began his business career in mining as a laborer in 1969, following an extended tour of duty with the U.S. Army in Vietnam. He advanced to longwall foreman, senior mining engineer, longwall superintendent, and manager of underground operations, working for U.S. Steel Corporation, Kaiser Steel Corporation, Braztah Corporation, Utah Power & Light Company, Emery Mining Corporation, and Kaiser Coal Corporation.  In 1987, Mr. Baker joined Interwest Mining Company as Vice President–Operations, overseeing both underground and surface mines in Utah, Wyoming, Washington and Australia for PacifiCorp. He served on the Interwest board of directors, and was a member of the mining and fuels team for PacifiCorp’s international activities.  Mr. Baker became President and Chief Executive Officer of Interwest and Vice President–Fuels for PacifiCorp in January 1998, positions he held until he became an executive vice president at CONSOL Energy in November of 1999.  At CONSOL Energy, Mr. Baker provided overall leadership, strategic direction and management to all mining operations to produce quality coal at a low cost and with high safety standards.  Since 2002, Mr. Baker has been providing consulting services for energy companies.  In September of 2006 Mr. Baker joined Hidden Splendor.

Brian Rodriguez, has served as a Director and Chief Financial Officer of the Company since December 2007.   Mr. Rodriquez is the President of Marathon Advisors LLC, a professional services firm providing accounting and business development services to micro-cap and small-cap public companies.   He also serves as president and director for G/O Business Solutions, Inc., a publicly-held professional services company.  From March 2006 to May 2007, Mr. Rodriguez served as chief financial officer for SH Celera Capital Corporation, an internally managed fund.  From October 2004 to March 2006, Mr. Rodriguez served as an accounting and finance consultant for Jefferson Wells, an international professional services firm.  During 2004and 2005, he also served as a director and chairman of the Audit Committee for Opexa Therapeutics (formerly PharmaFrontiers Corporation), a public biotechnology company.  From March 2002 to October 2004, Mr. Rodriguez served as Controller and then Director of Finance for JP Mobile Inc., a privately-held wireless software company based in Dallas, Texas. As a consultant, Mr. Rodriguez has provided services in the areas of internal controls, process design and reengineering, and accounting operations to companies ranging from early stage startups to Fortune 100 enterprises.  Mr. Rodriguez began his career in 1993 in the Business Assurance practice of PricewaterhouseCoopers (formerly Coopers & Lybrand) in Dallas, Texas.  Mr. Rodriguez has been a Certified Public Accountant in the State of Texas since May, 1995.  He holds a B.B.A. from Texas A&M University.

George Jarkesy, has served as a Director of the Company since December 2007.  Mr. Jarkesy is the managing member of John Thomas Capital Management Group, LLC, which is the general partner for John Thomas Bridge and Opportunity Fund, L.P. He previously served as the chief operating officer and president of SH Celera Capital Corporation, an internally managed fund. Mr. Jarkesy started his career in the financial industry with Josephthal Lyon and Ross, a New York Stock Exchange member. He's founded and built companies engaged in financial consulting, real estate investments, real estate management, employee leasing, light steel manufacturing, livestock management, oil field services and biotechnology. Individually and through one of his companies, Mr. Jarkesy was a successful strategic investor in two public biotechnology companies (ANX and OPXA). He was a co-founder of PharmaFrontiers Corporation (now Opexa Therapeutics: OPXA), and has had investments in VOIP, Internet Security, and Gaming. In 1999, he expanded his investments to China as well as other international markets. Mr. Jarkesy has consulted for numerous venture capital groups as well as investment banking departments at small to medium sized broker dealers. Jarkesy & Company has been an active participating member of National Investment Bankers Association since 1996. He is the vice president of the board of directors for the Society of St. Vincent DePaul in the Galveston-Houston Archdiocese of the Catholic Church and is also on the board of the Jarkesy Foundation, Inc.

Alexander H. Walker, Jr., has served as the Secretary and a Director of the Company since August 2007.   Mr. Walker has spent his career as a securities attorney licensed in Pennsylvania and Utah. Mr. Walker received his B.A. from Waynesburg College in 1950 and his J.D. from the University of Pittsburgh School of Law in 1952.  Since 1956, Mr. Walker has been a practicing attorney, which practice has included trial and transactional work, with an emphasis on corporate securities matters.  After serving  as the  Attorney  Advisor  for the  Division  of  Corporate  Finance in Washington,  D.C. from 1954 to 1955, Mr. Walker served as the Attorney in Charge of the Salt Lake City, Utah Branch of the United States  Securities and Exchange Commission from 1955 to 1956.  From 1956 through the present, Mr. Walker has maintained a private practice.   He maintains licenses in both Utah and Pennsylvania.

Amanda Cardinalli, has served as a Director of the Company since August 2007.  Ms. Cardinalli is the President of The Nevada Agency and Trust Company, a company which provides trust, stock transfer and resident agent services to its corporate clients.  Ms. Cardinalli has been the President of NATCO since 2003 and has managed NATCO operations since 1995.  Ms. Cardinalli graduated from Hollins College, Roanoke, Virginia in 1985.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s directors and executive officers, and persons who own beneficially more than ten percent of the common stock of the Company, to file reports of ownership and changes of ownership with the Securities and Exchange Commission.  Based solely on the reports received by the Company and on written representations from certain reporting persons, the Company believes that the directors, executive officers, and greater than ten percent beneficial owners have complied with all applicable filing requirements, except for: John Thomas Bridge Fund, a greater than 10% holder of our common stock, failed to file a Form 3 in January 2008; George Jarkesy, Jr. failed to file a Form 3 in January 2008; Alexander Walker III, failed to timely file a Form 3 in August of 2007, Mr. Walker subsequently filed the Form 3 in February 2008; Brian Rodriguez filed to timely file a Form 3 in January 2008, Mr. Rodriguez filed his from in February 2008; Amanda Cardinalli failed to file a Form 3 in August 2007; Dan Baker failed to file a Form 3 in August 2007; and Cecil Ann Walker failed to file a Form 3 in August 2007.

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

Under the terms of this agreement, Marathon shall be paid cash consideration of $10,000 per month for services rendered.  In addition, Marathon shall be paid a $20,000 cash bonus payable within 10 days of our receiving at least $2,000,000 cumulative gross proceeds from debt or equity financing, and Marathon shall be paid another $20,000 cash bonus payable within 10 days of the Company receiving at least $5,000,000 cumulative gross proceeds from debt or equity financings following the date of the agreement.  Under the terms of the agreement Marathon was issued 1,500,000 shares of our common stock, with Marathon’s interest in such stock vesting on January 1, 2008.

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

Dan R. Baker

On December 28, 2007, we entered into an employment agreement with our chief operating officer, Dan Baker.  Under the terms of the agreement Mr. Baker agrees to continue to serve as the chief operating officer of the Company for a three-year term commencing January 1, 2008.   As consideration for Mr. Baker’s services, we agreed to pay Mr. Baker an initial base salary of $150,000 per year and agreed to increase that base salary to $250,000 per year as soon as our wholly-owned subsidiary, Hidden Splendor., emerges from Chapter 11 bankruptcy or six months passes from the date of the agreement, which ever occurs first.  In addition, we agreed to pay Mr. Baker a $100,000 cash bonus payable within 10 days of our receiving at least $2,000,000 cumulative gross proceeds from equity financing, and another $100,000 cash bonus payable within 10 days of our receiving at least $5,000,000 cumulative gross proceeds from equity financings following the date of the agreement.

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

Alexander H. Walker III

On December 28, 2007, we entered into an employment agreement with our chief executive officer, Alexander H. Walker III.  Under the terms of the agreement Mr. Walker agrees to continue to serve as our chief executive officer for a three-year term commencing January 1, 2008.   As consideration for Mr. Walker’s services, we agreed to pay Mr. Walker an initial base salary of $150,000 per year and agreed to increase that base salary to $250,000 per year as soon as Hidden Splendor emerges from Chapter 11 bankruptcy or six months pass from the date of the agreement, which ever occurs first.  In addition, we agreed to pay Mr. Walker a $20,000 cash bonus payable within 10 days of our receiving at least $2,000,000 cumulative gross proceeds from equity financing, and another $20,000 cash bonus payable within 10 days of our receiving at least $5,000,000 cumulative gross proceeds from equity financings following the date of the agreement.

Under the terms of the agreement on January 1stof the year following each year of the term of the agreement, Mr. Walker also shall be given the option to purchase a number of shares of our common stock which is equal to up to 1% of the number of issued and outstanding shares of our common stock as of the day immediately before the date of issuance (December 31st the year of each year of the agreement) for consideration to be mutually agreed upon by Mr. Walker and the company.

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

Name and Address of Beneficial Owner	Number of Shares of Common Stock Beneficially Owned	Percentage of Class

Beneficial Owners of more than 5%:
John Thomas Bridge and Opportunity Fund, LP 6371 Richmond Ave., Suite 275 Houston, Texas 77057	16,000,000	16.0%

Timotha A. Kent 57 West 200 South, Suite 400 Salt Lake City, Utah 84101	8,471,232	8.5%

Newport Capital Consultants, Inc. 19 Island Vista Newport Beach, CA 92657	6,000,000	6.0%

Named Executive Officers and Directors:
Alexander H. Walker Jr. 50 West Liberty, Suite 880 Reno, Nevada 89501	27,531,504	27.5%

George R. Jarkesy, Jr.(1) 6371 Richmond Ave., Suite 275 Houston, Texas 77057	21,500,000	21.4%

Alexander H. Walker III 57 West 200 South, Suite 400 Salt Lake City, Utah 84101	8,471,232	8.5%

Amanda Cardinalli (2) 50 West Liberty, Suite 880 Reno, Nevada 89501	8,471,232	8.5%

Dan R. Baker	4,000,000	4.0%

Brian Rodriguez (3)	1,500,000	1.5%

All directors & executive officers as a group (5 persons)	71,473,968	71.3%
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

ITEM 13.  EXHIBITS

(a)            The following exhibits are to be filed as part of this 10-K:

EXHIBIT NO.	IDENTIFICATION OF EXHIBIT

3.1	Articles of Incorporation (1)
3.2	Articles of Amendment to the Articles of Incorporation (1)
3.3	Articles of Amendment to Articles of Incorporation (1)
3.4	Articles of Amendment to Articles of Incorporation (1)
3.5	Articles of Amendment to Articles of Incorporation (1)
3.6	Articles of Amendment to Articles of Incorporation (1)
3.7	Bylaws (1)
10.1	Exchange Agreement with Hidden Splendor Resources, Inc. dated August 10, 2007 (2)
10.2	George R. Jarkesy, Jr. Subscription Agreement (3)
10.3	The John Thomas Bridge and Opportunity Fund, LP Subscription Agreement (3)
10.4	Engagement Agreement with Marathon Advisors, LLC (3)
10.5	Consulting Agreement with Newport Capital Consultants, Inc.(3)
10.6	Employment Agreement with Dan R. Baker (3)
10.7	Employment Agreement Alexander H. Walker III (3)
14.1	Code of Ethics (4)
21.1	Subsidiaries (5)
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act provided by Chief Executive Officer (5)
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act provided by Chief Financial Officer (5)
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 provided by Chief Executive Officer (5)
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 provided by Chief Financial Officer (5)

 ___________________________

(1)	Filed as an exhibit on Form 10-KSB for the fiscal year ended June 30, 1999 and filed March 20, 2000 and incorporated herein by reference.

(2)	Filed as an exhibit on Form 8-K on August 13, 2007 and incorporated herein by reference.

(3)	Filed as an exhibit on Form 8-K on December 28, 2007 and incorporated herein by reference.

(4)	Filed as an exhibit on Form 10-KSB for the fiscal year ended June 30, 2006 and filed October 10, 2006 and incorporated herein by reference.

(5)	Filed herewith.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Professional services rendered were rendered by Malone & Bailey, P.C. for the fiscal year ended December 31, 2007 and by Hansen, Barnett & Maxwell, P.C. for the fiscal year ended December 31, 2006.  The aggregate fees for each of those years were as follows:

Description	2007	2006

Audit fee	$96,000	$4,000

Audit-related fees	--	--

Tax fees	--	$400

All other fees	--	--

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

AMERICA WEST RESOURCES, INC.

Date: April 28, 2008	By:	/s/ Alexander H. Walker III
Alexander H. Walker III, Chief Executive Officer

Date: April 28, 2008	By:	/s/ Brian E. Rodriguez
Brian E. Rodriguez, Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: April 28, 2008	By:	/s/ Alexander H. Walker III
Alexander H. Walker III, Director

Date: April 28,2008	By:	/s/ Brian E. Rodriguez
Brian E. Rodriguez, Director