Form 10-Q
period 2008-03-31
AMERICA WEST RESOURCES, INC.
filed 2008-05-20
CIK 867687

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from                    to                    .
Commission File Number: 0-19620

AMERICA WEST RESOURCES, INC.
(Exact name of registrant as specified in its charter)

Nevada	84-1152135
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

57 West 200 South, Suite 400
 Salt Lake City, Utah 84101
 (Address of principal executive offices)

(801) 521-3292
 (Registrant'stelephone number)

Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☑     No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☑     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check One):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.  Yes ☑     No ☐

APPLICABLE ONLY TO CORPORATE REGISTRANTS

State the number of shares outstanding of each of the registrant's classes of common equity, as of the last practicable date.

Class	Outstanding as of May 19, 2008
Common Stock, $0.0001	103,868,262
Preferred Stock, $0.0001	None

America West Resources, Inc.

Table of Contents

			Page No.

Part I	Financial Information

	Item 1.	Financial Statements

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	2

	Item 4.	Controls and Procedures	2

Part II	Other Information

	Item 1.	Legal Proceedings	2

	Item 1A.	Risk Factors	2

	Item 2.	Changes in Securities	3

	Item 3.	Defaults Upon Senior Securities	3

	Item 4.	Submission of Matters to a Vote of Securities Holders	3

	Item 5.	Other Information	3

	Item 6.	Exhibits

ITEM 3:	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Cash and Cash Equivalents

We have historically invested our cash and cash equivalents in short-term, fixed rate, highly rated and highly liquid instruments which are reinvested when they mature throughout the year.  Although our existing investments are not considered at risk with respect to changes in interest rates or markets for those instruments, our rate of return on short-term investments could be affected at the time of reinvestment as a result of intervening events.

We do not issue or invest in financial instruments or their derivatives for trading or speculative purposes.  Our operations are conducted primarily in the United States, and, are not subject to material foreign currency exchange risk.  Although we have outstanding debt and related interest expense, market risk of interest rate exposure in the United States is currently not material.

ITEM 4:	CONTROLS AND PROCEDURES

(a)      Evaluation of Disclosure Controls Procedures.

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

The Company’s management, with the participation of the chief executive officer and chief financial officer, carried out an evaluation of the effectiveness of the Company's “disclosure, controls and procedures” (as defined in the Exchange Act) Rules 13a-15(3) and 15-d-15(3) as of the end of the period covered by this report (the “Evaluation Date”).  Based upon that evaluation, the chief executive officer and chief financial officer concluded that, as of the Evaluation Date, the Company’s disclosure, controls and procedures are not effective at providing them with material information relating to the Company as required to be disclosed in the reports the Company files or submits under the Exchange Act on a timely basis.  The deficiency in our disclosure controls and procedures related to the number of adjusting entries required in our year-end audit process.   This deficiency has been disclosed to our Board of Directors and we are continuing our efforts to improve and strengthen our control processes and procedures. The Company has hired a corporate controller to oversee day-to-day accounting operations.  Our management and directors will continue to work with our auditors to ensure that our controls and procedures are adequate and effective.

(b)      Changes in Internal Controls.

There were no changes in the Company’s internal controls over financial reporting, known to the chief executive officer/chief financial officer, that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Except as noted below, the Company is not involved in any litigation involving a claim for damages which would total, exclusive of interest and costs, in excess of 10% of the Company’s current assets.

On October 15, 2007, Hidden Splendor Resources, Inc. (“Hidden Splendor”), a wholly-owned subsidiary of America West Resources, Inc. filed a Chapter 11 Petition in the United States Bankruptcy Court for the District of Nevada. The name of the proceeding is In Re: Hidden Splendor Resources, Inc., Debtor in Possession, Case Number BK-N 07-07-51378-gwz, Chapter 11, and the Nevada Bankruptcy Court assumed jurisdiction in the matter on October 15, 2007.  Hidden Splendor’s petition in this regard is a Chapter 11 petition and Hidden Splendor is a debtor in possession and intends to continue to operate its business.

America West Resources, Inc. did not file a bankruptcy petition.

ITEM 1A.	RISK FACTORS

During the three months ended March 31, 2008, there were no material changes to the risk factors described in Part I of the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007.

ITEM 2.	CHANGES IN SECURITIES

Since December 31, 2007, as of the date of this report, the Company has issued 12,253,333 common shares for $1,838,000 cash.  All such shares were restricted and were issued in reliance on the exemption from registration found in section 4(2) of the Securities Act of 1933.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

The Company’s wholly-owned subsidiary, Hidden Splendor Resources, Inc. is in default on its obligations to Zions First National Bank.  This includes the line of credit and two loans which comprise the vast majority of the company’s debt.  On October 9, 2007, Hidden Splendor received a letter dated October 5, 2007 from lawyer Michael W. Spence of Ray, Quinney and Nebeker in Salt Lake City, Utah stating that he and his firm represent Zions First National Bank (“Zions”) in connection with the various loans Zions has made to Hidden Splendor.  Such loans are detailed in the financial statements and the notes to the financial statements filed in America West Resources’ Form 10-KSB/A filed on April 29, 2008.

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

As reported in a Definitive Schedule 14(c) filed on February 6, 2008, the shareholders took the following actions by consent:

(i) an amendment to the Company’s Articles of Incorporation to change the name of the corporation from Reddi Brake Supply Corporation to America West Resources, Inc.;

(ii) an amendment to the Company’s Articles of Incorporation to increase the authorized shares of common stock from 100,000,000 shares to 200,000,000 shares; and

(iii) an amendment to the Company’s Articles of Incorporation to implement a reverse stock split of the Company’s common stock, at a ratio of not less than 2-for-1 and not greater than 20-for-1, with the exact ratio to be set within such range in the discretion of the Board of Directors, without further approval or authorization of shareholders, provided that the Board of Directors determines to effect the reverse stock split and such amendment is filed with the Nevada Secretary of State no later than December 31, 2008.
ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICA WEST RESOURCES, INC.

Dated: May 20, 2008	By:	/s/ ALEXANDER H. WALKER III
Alexander H. Walker III
President/Chief Executive Officer

	By:	/s/ BRIAN E. RODRIGUEZ
Brian E. Rodriguez
Chief Financial Officer