Form 10-Q/A
period 2008-03-31
AMERICA WEST RESOURCES, INC.
filed 2008-05-28
CIK 867687

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
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
 (Registrant's telephone number)

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

APPLICABLE ONLY TO CORPORATE REGISTRANTS

State the number of shares outstanding of each of the registrant's classes of common equity, as of the last practicable date.

Class	Outstanding as of May 19, 2008
Common Stock, $0.0001	103,868,262
Preferred Stock, $0.0001	None

America West Resources, Inc.

America West Resources, Inc. and Subsidiary
(Formerly Reddi Brake Supply Corporation)

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

America West Resources, Inc. and Subsidiary
(Formerly Reddi Brake Supply Corp)
 BALANCE SHEETS

	March 31, 2008	December 31, 2007
Assets
Current assets:
Cash and cash equivalents	$119,705	$500,000
Total current assets	119,705	500,000

Total assets	$119,705	$500,000

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$109,802	$71,378
Accrued expenses	13,232	13,232
Short-term debt – related party	50,000	─
Total current liabilities	173,034	84,610

Long-term liabilities:
Long-term debt	─	─
Deficit in equity investee	1,526,081	2,432,521
Total liabilities	1,699,115	2,517,131

Stockholders’ deficit:
Preferred stock, $0.0001 par value; 2,500,000 shares authorized; none issued and outstanding	─	─
Common stock, $0.0001 par value; 200,000,000 shares authorized; 99,634,928 and 92,864,927 shares issued and outstanding, respectively	9,964	9,287
Additional paid-in capital	6,614,617	5,649,658
Accumulated deficit	(8,203,991)	(7,676,076)
Total stockholders’ deficit	(1,579,410)	(2,017,131)

Total liabilities and stockholders’ deficit	$119,705	$500,000

The accompanying notes are an integral part of these financial statements.

America West Resources, Inc. and Subsidiary
(Formerly Reddi Brake Supply Corp)
 STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2008	2007

Coal sales	$ ─	$1,146,315
Coal production costs	─	1,456,270
Gross profit	─	(309,955)

Operating expenses:
General and administrative	252,270	343,500

Loss from operations	(252,270)	(653,455)

Other income (expenses):
Equity loss in equity investee	(275,645)	─
Interest income	─	147
Interest expense	─	(86,955)

Total other income (expense)	(275,645)	(86,808)

Net Loss	$(527,915)	$(740,263)
Basic and Diluted Loss Per Share	$(0.01)	$(0.01)

Basic and Diluted Weighted Average Shares Outstanding	96,688,847	52,945,200

The accompanying notes are an integral part of these financial statements.

America West Resources, Inc. and Subsidiary
(Formerly Reddi Brake Supply Corp)
 STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2008	2007
Cash Flows from Operating Activities:
Net Loss	$(527,915)	$(740,263)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	─	336,123
Share based compensation	28,686	─
Interest in loss of equity investee	275,645	─
Changes in current assets and liabilities:
Accounts receivable – related party	─	(55,734)
Accounts payable	24,924	712,869
Other payables and accrued expenses	─	25,364
Net Cash Provided by Operating Activities	(198,660)	278,359

Cash Flows from Investing Activities:
Capital expenditures	─	(1,423,383)
Receivable from related parties and employees	─	79,107
Investment in equity investee	(1,182,085)	─
Net Cash Used in Investing Activities	(1,182,085)	(1,344,276)

Cash Flows from Financing Activities:
Payments on line of credit	─	400,072
Proceeds from related party short-term notes	─	300,000
Proceeds on related party long-term notes	─	362,862
Proceeds from shareholder loan	50,000	─
Proceeds from issuance of common stock	950,450	─
Proceeds from capital contributions	─	98,357
Payments on long-term debt	─	(95,374)
Net Cash Provided by Financing Activities	1,000,450	1,065,917

Net Increase (Decrease) in Cash and Cash Equivalents	(380,295)	─
Cash and Cash Equivalents at Beginning of Period	500,000	25
Cash and Cash Equivalents at End of Period	$119,705	$25

Supplemental Information
Cash paid for interest	$ ─	$86,955

Noncash Investing and Financing Activities
Share issuance cost accrued	$13,500	$ ─

The accompanying notes are an integral part of these financial statements.

America West Resources, Inc. and Subsidiary
(Formerly Reddi Brake Supply Corp)

NOTES TO FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of March 31, 2008, have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in 2007’s Annual Report filed with the SEC on Form 10-KSB/A on April 29, 2008.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.  Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for fiscal 2007 as reported in the Form 10-KSB/A on April 29, 2008 have been omitted.

On March 17, 2008, America West changed its name from “Reddi Brake Supply Corp” to “America West Resources, Inc.”.

On August 10, 2007, America West acquired Hidden Splendor Resources, Inc., a coal mining company located in Helper, Utah. Hidden Splendor operates a coal mine that covers approximately 1,288 acres.  Daily coal production is delivered to a coal brokerage company at the mine site.   Per the acquisition agreement, America West acquired 100% of Hidden Splendor in exchange for 52,945,200 common shares, which shares represented 90% of America West’s common stock outstanding after the transaction.  The transaction was recognized as the reorganization of Hidden Splendor into America West and was recognized as a reverse stock split of the Hidden Splendor common stock outstanding.  Upon completion of the transaction, Hidden Splendor became a wholly-owned subsidiary of America West.

On October 15, 2007, Hidden Splendor filed a Chapter 11 Petition in the United States Bankruptcy Court for the District of Nevada as a debtor in possession.  Hidden Splendor’s operations have continued since the petition was filed and it intends to continue to operate its business.   Due to the bankruptcy of Hidden Splendor, America West’s control over Hidden Splendor is considered compromised for financial reporting purposes.  As a result, America West deconsolidated its investment in Hidden Splendor as of October 15, 2007.

NOTE 2 – GOING CONCERN

As shown in the accompanying financial statements, America West incurred net losses of $527,915 for the three month ended March 31, 2008 ,and had a working capital deficit of $53,329 as of March 31, 2008.  Furthermore, its wholly owned subsidiary Hidden Splendor filed for Chapter 11 reorganization in October 2007. These conditions raise substantial doubt as to America West’s ability to continue as a going concern.  Management is attempting to raise additional capital through sales of stock and enhance the operations of Hidden Splendor to achieve cash-positive operations.  The financial statements do not include any adjustments that might be necessary if America West is unable to continue as a going concern.

NOTE 3 – STOCKHOLDERS’ EQUITY

During the three months ended March 31, 2008, America West sold 6,770,001 common shares for $1,015,500 and incurred $78,550 in share issuance costs.

On March 2, 2008, America West granted warrants to a consultant to purchase up to 400,000 shares at exercise prices ranging from $0.26 to $0.42.  The stock warrants vest over a nine-month period and terminate two years after America West files a registration statement encompassing the consultant's purchased stock.  The fair value of the warrants was determined to be $74,659. During the three months ended March 31, 2008, $28,686 of this fair value was expensed and the remaining $45,973 will be expensed over the remaining vesting period of the warrants. The Black-Scholes stock option valuation model was used to determine the fair value of the warrants. The significant assumptions used in the valuation were: the exercise prices noted above; the market value of America West’s common stock on March 2, 2008, $0.21; expected volatilities between 304% and 323%; risk free interest rate of 2.53%; and expected terms between 1 and 1.38 years. The warrants qualify as `plain vanilla' warrants under the provisions of Staff Accounting Bulletin No. 107 and, due to limited warrant exercise data available to the Company, the term was estimated pursuant to the provisions of SAB 107.

NOTE 4 – RELATED PARTY TRANSACTIONS

In March 2008, a shareholder loaned America West $50,000.  The note bears interest at 8% per annum and matures on June 30, 2008.

NOTE 5 – INVESTMENT IN EQUITY INVESTEE

During the three months ended March 31, 2008, America West paid to Hidden Splendor or paid expenses on behalf of Hidden Splendor a total of $1,182,085.  These funds were a contribution to capital to Hidden Splendor by America West.

NOTE 6 – COMMITMENTS & CONTINGENCIES

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

Occasionally, Hidden Splendor is issued citations by the Mine Safety and Health Administration in connection with regular inspections of the Horizon mine.  As of April 28, 2008, Hidden Splendor is involved in six administrative actions involving challenges to citations with a total of $182,542 in proposed penalties.  At times, Hidden Splendor challenges citations, resulting in reductions to proposed penalties or administrative adjudications with no penalties.  Hidden Splendor has challenged the citations in the six pending actions.  As of the date of this Report, management believes the penalties that will be paid are possible and not estimable.

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

NOTE 7 – SUBSEQUENT EVENTS

Since March 31, 2008, through the date of this report, America West sold 5,483,333 shares of its common stock for cash proceeds of $822,500 and incurred share issuance costs of $23,250.

HIDDEN SPLENDOR RESOURCES -- STAND-ALONE FINANCIALS
JANUARY 1, 2008 THROUGH MARCH 31, 2008

Hidden Splendor Resources, Inc.
(Debtor-in-Possession)
BALANCE SHEETS

	March 31, 2008	December 31, 2007
Assets
Current assets:
Cash and cash equivalents	$26,191	$5,688
Accounts receivable	342,609	120,150
Total current assets	368,800	125,838

Deposits	204,288	164,298
Property and equipment
Property and equipment	9,800,433	9,363,816
Land and mineral properties	4,584,588	3,964,677
Less: accumulated depreciation and amortization	(4,226,506)	(3,884,906)
Net property and equipment	10,158,515	9,443,587

Total assets	$10,731,603	$9,733,723

Liabilities and Stockholders’ Deficit
Liabilities not subject to compromise
Current liabilities:
Accounts payable	$442,624	$494,978
Accrued expenses	420,276	170,527
Short-term debt – related party	1,000	─
Total current liabilities	863,900	665,505

Long-term liabilities:
Asset retirement obligation	179,138	175,518
Long-term related party debt	─	1,000

Liabilities subject to compromise (see Note A below)	11,215,797	11,325,372

Total liabilities	12,258,835	12,167,395

Stockholders’ deficit:
Preferred stock, $0.0001 par value; 2,500,000 shares authorized; none issued and outstanding	─	─
Common stock, $0.0001 par value; 100,000,000 shares authorized; 52,945,200 shares issued and outstanding	5,295	5,295
Additional paid-in capital	5,399,735	4,217,650
Accumulated deficit	(6,932,262)	(6,656,617)
Total stockholders’ deficit	(1,527,232)	(2,433,672)

Total liabilities and stockholders’ deficit	$10,731,603	$9,733,723

Note A: Liabilities subject to compromise consist of the following:

Secured debt	$5,032,726	$5,142,301
Unsecured debt	1,187,077	1,187,078
Taxes – coal excise	1,082,611	1,082,611
Payroll taxes and withholdings	812,522	812,522
Trade and other claims	3,100,861	3,100,860
Total	$11,215,797	$11,325,372

The accompanying notes are an integral part of these financial statements.

Hidden Splendor Resources, Inc.
(Debtor-in-Possession)
STATEMENT OF OPERATIONS

Three Months Ended March 31, 2008

Coal sales	$1,674,600
Coal production costs	1,039,748
Gross profit	634,852

Operating expenses:
General and administrative	736,245

Loss from operations	(101,393)

Other income (expenses):
Interest expense	(122,671)

Total other income (expenses)	(122,671)

Net loss before reorganization items	(224,064)

Reorganization items:
Professional fees	51,581
Total reorganization items	51,581

Net loss	$(275,645)

The accompanying notes are an integral part of these financial statements.

Hidden Splendor Resources, Inc.
(Debtor-in-Possession)
STATEMENT OF CASH FLOWS

	Three Months Ended March 31, 2008

Cash Flows from Operating Activities:
Net Loss		$(275,645)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization		341,600
Accretion of asset retirement obligation		3,620
Changes in current assets and liabilities:
Accounts receivable		(222,459)
Deposits		(39,990)
Accounts payable		(52,354)
Other payables and accrued expenses		249,749
Net Cash Provided by Operating Activities		4,521

Cash Flows from Investing Activities:
Capital expenditures		(1,056,528)
Net Cash Used in Investing Activities		(1,056,528)

Cash Flows from Financing Activities:
Capital contributed		1,182,085
Net borrowings under revolving credit		(109,575)
Net Cash Provided by Financing Activities		1,072,510

Net Increase in Cash and Cash Equivalents		20,503
Cash and Cash Equivalents at Beginning of Period		5,688
Cash and Cash Equivalents at End of Period		$26,191

Supplemental information
Cash paid for interest	$	─

The accompanying notes are an integral part of these financial statements.

Hidden Splendor Resources, Inc.

NOTES TO FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of March 31, 2008, have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in 2007’s Annual Report filed with the SEC on Form 10-KSB/A on April 29, 2008.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.  Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for fiscal 2007 as reported in the Form 10-KSB/A on April 29, 2008 have been omitted.

During the quarter ended March 31, 2008, a principal shareholder contributed a gold mining right to Hidden Splendor. The transaction is treated as a transaction between entities under common control. As a result, the asset was recorded as historical cost, which is immaterial.

NOTE 2 – PETITION FOR RELIEF UNDER CHAPTER 11 BANKRUPTCY

On October 15, 2007, Hidden Splendor (the “Debtor”) filed petitions for relief under Chapter 11 of the federal bankruptcy laws in the United States Bankruptcy Court for the District of Nevada.   Under Chapter 11, certain claims against the Debtor in existence prior to the filing of the petitions for relief under the federal bankruptcy laws are stayed while the Debtor continues business operations as Debtor-in-possession.  These claims are reflected in the March 31, 2008 balance sheet as “liabilities subject to compromise”.   Additional claims (liabilities subject to compromise) may arise subsequent to the filing date resulting from rejection of executory contracts, including leases, and from the determination by the court (or agreed to by parties in interest) of allowed claims for contingencies and other disputed amounts.  Claims secured against the Debtor’s assets (“secured claims”) also are stayed, although the holders of such claims have the right to move the court for relief from the stay.   Secured claims are secured primarily by liens on the Debtor’s property, plant, and equipment.

The Debtor received approval from the Bankruptcy Court to pay or otherwise honor certain of its prepetition obligations, including employee wages.    Hidden Splendor’s operations have continued since the petition was filed and it intends to continue to operate its business.   Due to the bankruptcy of Hidden Splendor, America West’s control over Hidden Splendor is considered compromised for financial reporting purposes.  As a result, the accompanying financial statements are not consolidated with America West.

NOTE 3 – REVERSE MERGER

On August 10, 2007, America West Resources, Inc. purchased Hidden Splendor.  Per the acquisition agreement, America West acquired all of Hidden Splendor in exchange for 52,945,200 common shares, which represented 90% of the America West common stock outstanding after the transaction.  The transaction was recognized as a reverse stock split of the Hidden Splendor common stock outstanding.   Upon completion of the transaction, Hidden Splendor became a wholly-owned subsidiary of America West.

NOTE 4 – GOING CONCERN

As of March 31, 2008 Hidden Splendor had an accumulated deficit of $6,932,262. In addition, during the period from January 31, 2008  through March 31, 2008, Hidden Splendor suffered a net loss of  $275,645. In addition, on October 15, 2007, Hidden Splendor filed a Chapter 11 Petition in the United States Bankruptcy Court for the District of Nevada.   Hidden Splendor’s petition is a Chapter 11 petition and Hidden Splendor is a debtor in possession.  Hidden Splendor’s operations have continued since the petition was filed and it intends to continue to operate its business.   These factors raise substantial doubt about Hidden Splendor’s ability to continue as a going concern. Hidden Splendor intends to fund its operations with the proceeds from the public issuance of equity securities with other shareholder contributions making up any remaining deficits. There can be no assurance that management’s plans will be successful.

NOTE 5 - INVESTMENT IN EQUITY INVESTEE

During the three months ended March 31, 2008, America West paid to Hidden Splendor or paid expenses on behalf of Hidden Splendor a total of $1,182,085.  These funds were a contribution to capital to Hidden Splendor by America West.

NOTE 6 – COMMITMENTS & CONTINGENCIES

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

Occasionally, Hidden Splendor is issued citations by the Mine Safety and Health Administration in connection with regular inspections of the Horizon mine.  As of April 28, 2008, Hidden Splendor is involved in six administrative actions involving challenges to citations with a total of $182,542 in proposed penalties.  At times, Hidden Splendor challenges citations, resulting in reductions to proposed penalties or administrative adjudications with no penalties.  Hidden Splendor has challenged the citations in the six pending actions.  As of the date of this Report, management believes the penalties that will be paid are possible and not estimable.

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

(a)	Financial Condition and Results of Operations.

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

(b)	Material changes in financial statement line items.

The following table presents pro forma combined statement of operations data for both America West Resources and Hidden Splendor for the three months ended March 31, 2008 for comparative purposes to prior year.   The deconsolidated loss from equity subsidiary is eliminated from the America West Resources to properly reflect the activity of the two entities combined on a pro forma basis.

	America West Resources & subsidiary for the three months ended March 31, 2008	Hidden Splendor (stand alone) For the three months ended March 31, 2008	Pro Forma Combined 3 months ended March 31, 2008
Revenue
Coal sales	$--	$1,674,600	$1,674,600
Coal production costs	--	1,039,748	1,039,748
Gross Profit	--	634,852	634,852

Costs and expenses
General and administrative expenses	252,270	736,245	988,515

Loss from operations	(252,270)	(101,393)	(353,663)

Other income (expenses)
Equity loss in equity investee	(275,645)	--	--
Interest expense	--	(122,671)	(122,671)
Total other income (expense), net	(275,645)	(122,671)	(122,671)

Reorganization items	--	51,581	51,581
Total reorganization items	--	51,581	51,581
Net Loss	$(527,915)	$(275,645)	$(527,915)

The following table presents pro forma combined statement of operations data for each of the periods indicated and presents the percentage of change in each line item from one period to the next.  Changes in items which we feel have no meaningful impact on operations are marked with the designation NM, which we mean to indicate “not meaningful.”

	Three Months Ended March 31, 2008 (Pro forma)	Three Months Ended March 31, 2007 (Historical)	Percentage Change (Decrease)
Revenue
Coal Sales	$1,674,600	$1,146,315	46.1%
Coal production costs	1,039,748	1,456,270	(28.6%)
Gross Profit	634,852	(309,955)	304.8%

Costs and expenses
General and administrative expenses	988,515	343,500	187.8%

Loss from operations	(353,663)	(653,455)	(45.9%)

Other income (expenses)
Interest income	--	147	NM
Interest (expense)	(122,671)	(86,955)	41.1%
Total other income (expense), net	(122,671)	(86,808)	41.3%

Reorganization items	51,581	--	100%

Net Loss	$(527,915)	$(740,263)	(28.7%)

Revenue
	Three Months Ended March 31, 2008 (Pro forma)	Three Months Ended March 31, 2007	Percentage Change (Decrease)

Coal Sales	$1,674,600	$1,146,315	46.1%

We had revenue from continuing operations for the three-month period ending March 31, 2008 of $1,674,600, a 46.1% increase from revenues of $1,146,315 for the same three month period in 2007.  All revenue was from coal sales from our Horizon coal mine operations by our wholly-owned subsidiary, Hidden Splendor Resources, Inc.  The increase was attributable to 1) increased production for the first three months of 2008 compared to 2007, and 2) an average higher sales price per ton of coal.  Increased production was due to enhanced equipment and better mining conditions during 2008.

Coal Production Costs
	Three Months Ended March 31, 2008 (Pro forma)	Three Months Ended March 31, 2007	Percentage Change (Decrease)

Coal production costs	$1,039,748	$1,456,270	(28.6%)

Our production costs during the three months ended March 31, 2008 were $1,039,748, compared to $1,456,270 reported for the three months ended March 31, 2007.  This is a decline of 28.6%.  This improvement is largely due to greater production efficiencies, resulting from operational enhancements implemented by our new Chief Operating Officer during the first quarter of this year.

Historically, we have operated the mine as a “one-section” mine, meaning we have mined coal in only one area of the mine.  Beginning in late May 2008, we began operating the mine as a “two-section” mine.  That is, we are now mining coal in two areas of the mine at the same time.  Optimally, Section I will be pillaring a developed panel, while in Section II, a panel is being developed.  Because development mining involves significant roof support efforts and often discovers problem areas in the mine, such as faults in the coal seam or inflows of water, development mining is more capital intensive than pillaring.  By operating two sections, the Company can blend the two types of mining and will have the flexibility to deal with adverse conditions which may affect mining in any one section.  By operating two sections, the Company plans to increase production, though there can be no guarantee that increased production will in fact offset the costs of operating a two-section mine.

Gross Profit
	Three Months Ended March 31, 2008 (Pro forma)	Three Months Ended March 31, 2007	Percentage Change (Decrease)

Gross Profit	$634,852	$(309,955)	304.8%

Gross profit increased 304.8% from 2007 to 2008, primarily due to increased revenue and a decline in related production costs for the reasons noted above.

General and Administrative Expenses
	Three Months Ended March 31, 2008 (Pro forma)	Three Months Ended March 31, 2007	Percentage Change (Decrease)

General and administrative expenses	$988,515	$343,500	187.8%

General and administrative expenses in the three month period ended March 31, 2008 totaled $988,515, increasing 187.8% over expenses general and administrative expenses of $343,500 in the prior year’s comparable three month period.   Much of the increase in our expenses in the current quarter occurred because of the addition of executive salaries and increased accounting, legal and compliance expenses associated with becoming a public company.

Loss from Operations
	Three Months Ended March 31, 2008 (Pro forma)	Three Months Ended March 31, 2007	Percentage Change (Decrease)

Loss from operations	$(353,663)	$(653,455)	(45.9%)

Loss from operations declined 45.9% due to increased coal sales and reduced production expenses offset by increased general and administrative expenses.

Total other income (expense), net
	Three Months Ended March 31, 2008 (Pro forma)	Three Months Ended March 31, 2007	Percentage Change (Decrease)

Total other income (expense), net	$(122,671)	$(86,808)	41.3%

Total other expense increased 41.3% in the first three months of 2008 to $122,671 from $86,808 reported for the three months ended March 31, 2007.  The increase is largely due to the increase in interest recorded in the 2008 reporting period.

Net Loss
	Three Months Ended March 31, 2008 (Pro forma)	Three Months Ended March 31, 2007	Percentage Change (Decrease)

Net Loss	$(527,915)	$(740,263)	(28.7%)

For all of the reasons noted above, our net loss for the three months ended March 31, 2008 decreased 28.7% to $527,915, compared to $740,263 for the three months ended March 31, 2007.

Liquidity and Capital Resources

The operations of the company’s wholly-owned subsidiary, Hidden Splendor Resources, Inc. are being run by Hidden Splendor as a debtor in possession in a bankruptcy action filed by Hidden Splendor on October 15, 2007.  We believe the operations of the Horizon mine can generate sufficient revenue for Hidden Splendor to pay its ongoing post-petition expenses pursuant to a budget Hidden Splendor has created as part of its efforts to obtain a cash collateral order in the pending bankruptcy action.  Assuming monthly cash collateral orders continue to be approved by the bankruptcy court, we believe Hidden Splendor will be able to pay its budgeted post-petition debts as they come due.

Thereafter, we plan to reorganize the operations of Hidden Splendor and have a plan confirmed in the bankruptcy court which will allow Hidden Splendor to pay not only all the post-petition debts of its operations as they become due, but pay its pre-petition secured debt as well.  Our ability to pay all or part of our pre-petition unsecured debt will be contingent on the extent to which we operate profitably or obtain additional financing going forward.

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

There are significant risks related to operations.  Such risks generally are outlined in Item 2 under Item 2.01(f) of the Form 8-K filed by the company on or about August 13, 2007 and are incorporated herein by this reference.  In addition to those risks, we face other risks which may adversely impact our operations.  Most significantly, we may not be able to reorganize or have a plan of reorganization confirmed in the bankruptcy of Hidden Splendor Resources.  If we are unable to reorganize or have a plan confirmed in the bankruptcy matter, we face the liquidation of the company’s major asset, the operations of the Horizon coal mine.

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

Since December 31, 2007, as of the date of this report, the Company has issued 12,253,334 common shares for $1,838,000 cash.  All such shares were restricted and were issued in reliance on the exemption from registration found in section 4(2) of the Securities Act of 1933.

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

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

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

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibits

Exhibit	Description	Location of Exhibit

31.1	Chief Executive Officer Section 302 Certification pursuant to Sarbanes-Oxley Act.	Included with this filing.

31.2	Chief Financial Officer Section 302 Certification pursuant to Sarbanes-Oxley Act.	Included with this filing.

32.1	Chief Executive Officer Section 906 Certification pursuant to Sarbanes-Oxley Act.	Included with this filing.

32.2	Chief Financial Officer Section 906 Certification pursuant to Sarbanes-Oxley Act.	Included with this filing

SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICA WEST RESOURCES, INC.

Dated: May 23, 2008	By:	/s/ ALEXANDER H. WALKER III
Alexander H. Walker III
President/Chief Executive Officer

	By:	/s/ BRIAN E. RODRIGUEZ
Brian E. Rodriguez
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002