Form 10-Q
period 2008-06-30
AMERICA WEST RESOURCES, INC.
filed 2008-08-18
CIK 867687

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2008

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

(801) 521-3292
 (Registrant's telephone number)

Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☑     No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐     No  ☑

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

APPLICABLE ONLY TO CORPORATE REGISTRANTS

State the number of shares outstanding of each of the registrant's classes of common equity, as of the last practicable date.

Class	Outstanding as of August 14, 2008
Common Stock, $0.0001	109,103,262
Preferred Stock, $0.0001	None

America West Resources, Inc.

America West Resources, Inc. and Subsidiary
(Formerly Reddi Brake Supply Corporation)

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

America West Resources, Inc. and Subsidiary
(Formerly Reddi Brake Supply Corp)
 BALANCE SHEETS
(Unaudited)

	June 30, 2008	December 31, 2007
Assets
Current assets:
Cash and cash equivalents	$113,740	$500,000
Total current assets	113,740	500,000

Prepaid royalties	190,000	─
Total assets	$303,740	$500,000

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$110,636	$71,378
Accrued expenses	154,931	13,232
Short-term debt - related party, net of unamortized discount of $105,783	144,217	─
Total current liabilities	409,784	84,610

Long-term liabilities:
Long-term debt	─	─
Deficit in equity investee	1,067,837	2,432,521
Total liabilities	1,477,621	2,517,131

Stockholders’ deficit:
Preferred stock, $0.0001 par value; 2,500,000 shares authorized; none issued and outstanding	─	─
Common stock, $0.0001 par value; 200,000,000 shares authorized; 106,433,262 and 92,864,927 shares issued and outstanding, respectively	10,644	9,287
Additional paid-in capital	7,533,398	5,649,658
Accumulated deficit	(8,717,923)	(7,676,076)
Total stockholders’ deficit	(1,173,881)	(2,017,131)
Total liabilities and stockholders' deficit	$303,740	$500,000

The accompanying notes are an integral part of these financial statements.

America West Resources, Inc. and Subsidiary
(Formerly Reddi Brake Supply Corp)
 STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Coal sales	$-	$1,086,389	$-	$2,232,704
Coal production costs	-	1,346,697	-	3,119,285
Gross loss	-	(260,308)	-	(886,581)

Operating expenses:
General and administrative	500,340	1,350,516	752,610	1,377,698

Loss from operations	(500,340)	(1,610,824)	(752,610)	(2,264,279)

Other income (expenses):
Equity loss in equity investee	(9,721)	-	(285,366)	-
Interest income	-	-	-	147
Interest expense	(3,871)	(189,891)	(3,871)	(276,846)
Other income	-	12,575	-	12,575
Total other expenses	(13,592)	(177,316)	(289,237)	(264,124)

Net Loss	$(513,932)	$(1,788,140)	$(1,041,847)	$(2,528,403)
Basic and Diluted Loss Per Share	$(0.00)	$(0.03)	$(0.01)	$(0.05)
Basic and Diluted Weighted Shares Outstanding	103,443,097	52,945,200	100,065,972	52,945,200

The accompanying notes are an integral part of these financial statements.

America West Resources, Inc. and Subsidiary
(Formerly Reddi Brake Supply Corp)
 STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2008	2007
Cash Flows from Operating Activities:
Net Loss	$(1,041,847)	$(2,528,403)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	2,172	656,024
Bad debt expense	─	143,702
Share based compensation	57,417	─
Loss in subsidiary accounted for using equity method	285,366	─
Changes in current assets and liabilities:
Accounts receivable	─	(50,046)
Accounts receivable – related party	─	79,107
Supplies	─	242,600
Accounts payable	19,533	840,239
Other payables and accrued expenses	141,699	857,111
Net Cash Provided by (Used in) Operating Activities	(535,660)	240,334

Cash Flows from Investing Activities:
Capital expenditures	─	(2,522,585)
Advance royalty payments made	(190,000)	─
Investment in equity investee	(1,650,050)	─
Net Cash Used in Investing Activities	(1,840,050)	(2,522,585)

Cash Flows from Financing Activities:
Proceeds from shareholder loan	250,000	1,335,000
Net borrowings on revolving credit	─	399,931
Proceeds from issuance of common stock, net	1,739,450	─
Proceeds from capital contributions	─	849,191
Payments on long-term debt	─	(301,871)
Net Cash Provided by Financing Activities	1,989,450	2,282,251

Net Decrease in Cash and Cash Equivalents	(386,260)	─
Cash and Cash Equivalents at Beginning of Period	500,000	25
Cash and Cash Equivalents at End of Period	$113,740	$25

Supplemental Information
Cash paid for interest	$ ─	$ ─

Noncash Investing and Financing Activities
Share issuance cost accrued	$19,725	$ ─
Debt discount due to shares issued with debt	107,955	─

The accompanying notes are an integral part of these financial statements.

America West Resources, Inc. and Subsidiary
(Formerly Reddi Brake Supply Corp)
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

The accompanying unaudited interim financial statements as of June 30, 2008, have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in 2007’s Annual Report filed with the SEC on Form 10-KSB/A on April 29, 2008.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.  Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for fiscal 2007 as reported in the Form 10-KSB/A on April 29, 2008 have been omitted.

On March 17, 2008, America West changed its name from “Reddi Brake Supply Corp” to “America West Resources, Inc.”.

On August 10, 2007, America West acquired Hidden Splendor Resources, Inc., a coal mining company located in Helper, Utah. Hidden Splendor operates a coal mine that covers approximately 1,288 acres.  Daily coal production is delivered to a coal brokerage company at the mine site.   Per the acquisition agreement, America West acquired 100% of Hidden Splendor in exchange for 52,945,200 common shares, which shares represented 90% of America West’s common stock outstanding after the transaction.  The transaction was treated as a reverse merger and Hidden Splendor was treated as the accounting acquirer. The transaction is accounting for as the recapitalization of Hidden Splendor.  Upon completion of the transaction, Hidden Splendor became a wholly-owned subsidiary of America West.

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

NOTE 2 – GOING CONCERN

As shown in the accompanying financial statements, America West incurred net losses of $1,041,847 for the six months ended June 30, 2008, and had a working capital deficit of $296,044 as of June 30, 2008.  Furthermore, its wholly owned subsidiary Hidden Splendor filed for Chapter 11 reorganization in October 2007. These conditions raise substantial doubt as to America West’s ability to continue as a going concern.  Management is attempting to raise additional capital through sales of stock and enhance the operations of Hidden Splendor to achieve cash-positive operations.  The financial statements do not include any adjustments that might be necessary if America West is unable to continue as a going concern.

NOTE 3 – INVESTMENT IN EQUITY INVESTEE

During the six months ended June 30, 2008, America West paid to Hidden Splendor or paid expenses on behalf of Hidden Splendor totaling $1,650,050.  These funds were a contribution of capital to Hidden Splendor by America West.

NOTE 4 – RELATED PARTY TRANSACTIONS

Between March and June 2008, a shareholder loaned America West $250,000.  The note accrues interest at 10% per annum and matures on the earlier of (i) December 31, 2008 or (ii) the closing of a $10,000,000 debt or equity financing of America West Resources, Inc. 1,000,000 common shares were also issued to the shareholder. The relative fair value of these shares is $107,955 and was recorded as a debt discount and as additional paid-in capital. The debt discount is being amortized over the term of the debt using the effective interest method. The original issue discount rate was 129.22%. During the six months ended June 30, 2008, $2,172 was amortized and recorded as interest expense.

A significant amount of supplies and equipment are purchased by Hidden Splendor from a company owned by the principal stockholders of America West.  Expenses for supplies and equipment purchased from this company were $107,651 for the six months ended June 30, 2008.   In addition, Hidden Splendor rents certain equipment from the company.  As of June 30, 2008, Hidden Splendor had accrued $57,738 for rental payments for the six months ended June 30, 2008.

NOTE 5 – STOCKHOLDERS’ EQUITY

During the six months ended June 30, 2008, America West issued 12,568,335 common shares for $1,885,250 and incurred $165,525 in share issuance costs, and issued 1,000,000 common shares in connection with debt (see Note 4 above).

On March 2, 2008, America West granted warrants to a consultant to purchase up to 400,000 shares at exercise prices ranging from $0.26 to $0.42. The stock warrants vest over a nine-month period and terminate two years after America West files a registration statement encompassing the consultant's purchased stock. The fair value of the warrants was determined to be $74,659. During the sixmonths ended June 30, 2008, $57,417 of this fair value was expensed and the remaining $17,242 will be expensed over the remaining vesting period of the warrants. The Black-Scholes stock option valuation model was used to determine the fair value of the warrants. The significant assumptions used in the valuation were: the exercise prices noted above; the market value of America West’s common stock on March 2, 2008, $0.21; expected volatilities between 304% and 323%; risk free interest rate of 2.53%; and expected terms between 1 and 1.38 years. The warrants qualify as `plain vanilla' warrants under the provisions of Staff Accounting Bulletin No. 107 and, due to limited warrant exercise data available to the Company, the term was estimated pursuant to the provisions of SAB 107.

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

Occasionally, Hidden Splendor is issued citations by the Mine Safety and Health Administration in connection with regular inspections of the Horizon mine.  As of April 28, 2008, Hidden Splendor is involved in seven administrative actions involving challenges to citations with a total of $187,542 in proposed penalties.  At times, Hidden Splendor challenges citations, resulting in reductions to proposed penalties or administrative adjudications with no penalties.  Hidden Splendor has challenged the citations in the seven pending actions.  As of the date of this Report, management believes the penalties that will be paid are possible and not estimable.

NOTE 7 – SUBSEQUENT EVENTS

During July 2008, America West issued 2,670,000 common shares for cash proceeds of $400,500 and incurred share issuance costs of $40,050.

On July 2, 2008, America West entered into a six-year lease agreement to lease an abandoned coal mine known as the "Columbia" property.  The property consists of 5,200 acres in Carbon County, Utah.    The lease agreement calls for a 6% royalty to the lessor on all coal sales from the property and monthly prepaid royalty payments totaling approximately $2.2 million to be paid through March 2010.   The lease agreement gives America West the exclusive option to purchase the property for a price ranging from $22,000,000 to $33,000,000,depending on the date of the purchase. Should the purchase option not be exercised by America West by March 2010, America West shall be obligated to pay the lessor $945,000 in April 2010 and $25,000 per month as rental payments thereafter until the earlier of the exercise of the purchase option or the end of the lease.

On July 3, 2008, America West entered into a six-month service agreement engaging a consultant for $45,000 cash consideration over the term of the agreement.  In addition, America West granted the consultant warrants to purchase 500,000 shares of America West common stock with exercise prices ranging from $0.15 to $0.45. The fair value of the warrants was determined to be $76,971 using the Black-Scholes stock option valuation model.

On July 3, 2008, America West granted employees and officers options to purchase an aggregate 4,237,500 common shares at exercise prices ranging from $0.40 to $0.45. The fair value of the options was determined to be $1,438,973 using the Black-Scholes stock option valuation model.

On July 10, 2008, Alexander H. Walker III resigned as Chief Executive Officer and was appointed Chairman of the Board of Directors.

On July 10, 2008, Dan Baker was appointed Chief Executive Officer.

On August 15, 2008, the board of directors appointed Dan Baker to serve as a director.

NOTE 8 – RECLASSIFICATIONS

Certain 2007 amounts have been reclassified to agree to 2008 classifications.

HIDDEN SPLENDOR RESOURCES -- STAND-ALONE FINANCIALS
JANUARY 1, 2008 THROUGH JUNE 30, 2008

Hidden Splendor Resources, Inc.
(Debtor-in-Possession)
BALANCE SHEETS
(Unaudited)

	June 30, 2008	December 31, 2007
Assets
Current assets:
Cash and cash equivalents	$84,615	$5,688
Accounts receivable	297,219	120,150
Inventory	205,091	─
Total current assets	586,925	125,838

Deposits	204,288	164,298
Property and equipment
Property and equipment	10,064,544	9,363,816
Land and mineral properties	5,419,940	3,964,677
Less: accumulated depreciation and amortization	(4,600,254)	(3,884,906)
Net property and equipment	10,884,230	9,443,587

Total assets	$11,675,443	$9,733,723

Liabilities and Stockholders’ Deficit
Liabilities not subject to compromise
Current liabilities:
Accounts payable	$610,872	$494,978
Accrued expenses	869,416	170,527
Short-term debt – related party	1,000	─
Total current liabilities	1,481,288	666,505

Long-term liabilities:
Asset retirement obligation	182,758	175,518
Liabilities subject to compromise (see Note A below)	11,080,385	11,325,372

Total liabilities	12,744,431	12,167,395

Stockholders’ deficit:
Preferred stock, $0.0001 par value; 2,500,000 shares authorized; none issued and outstanding	─	─
Common stock, $0.0001 par value; 100,000,000 shares authorized; 52,945,200 shares issued and outstanding	5,295	5,295
Additional paid-in capital	5,867,700	4,217,650
Accumulated deficit	(6,941,983)	(6,656,617)
Total stockholders’ deficit	(1,068,988)	(2,433,672)

Total liabilities and stockholders’ deficit	$11,675,443	$9,733,723

Note A: Liabilities subject to compromise consist of the following:

Secured debt	$4,897,313	$5,142,301
Unsecured debt	1,188,078	1,187,078
Taxes – coal excise	1,082,611	1,082,611
Payroll taxes and withholdings	812,522	812,522
Trade and other claims	3,099,861	3,100,860
Total	$11,080,385	$11,325,372

The accompanying notes are an integral part of these financial statements.

Hidden Splendor Resources, Inc.
(Debtor-in-Possession)
STATEMENT OF OPERATIONS
(Unaudited)

	Three Months Ended	Six Months Ended
	June 30, 2008

Coal sales	$1,764,205	$3,438,805
Coal production costs	1,386,061	2,741,051
Gross profit	378,144	697,754

Operating expenses:
General and administrative	472,750	893,738

Loss from operations	(94,606)	(195,984)

Other income (expense):
Interest expense	(117,580)	(240,585)
Other income	262,891	263,210
Total other income	145,311	22,625

Net income (loss) before reorganization items	50,705	(173,359)

Reorganization items:
Professional fees	60,426	112,007

Net loss	$(9,721)	$(285,366)

The accompanying notes are an integral part of these financial statements.

Hidden Splendor Resources, Inc.
(Debtor-in-Possession)
STATEMENT OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30, 2008

Cash Flows from Operating Activities:
Net Loss		$(285,366)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization		715,349
Accretion of asset retirement obligation		7,240
Changes in current assets and liabilities:
Accounts receivable		(177,069)
Inventory		(205,091)
Deposits		(39,990)
Accounts payable		115,894
Other payables and accrued expenses		698,889
Net Cash Provided by Operating Activities		829,856

Cash Flows from Investing Activities:
Capital expenditures		(2,155,992)
Net Cash Used in Investing Activities		(2,155,992)

Cash Flows from Financing Activities:
Capital contributed		1,650,050
Net borrowings under revolving credit		(244,987)
Net Cash Provided by Financing Activities		1,405,063

Net Increase in Cash and Cash Equivalents		78,927
Cash and Cash Equivalents at Beginning of Period		5,688
Cash and Cash Equivalents at End of Period		$84,615

Supplemental information
Cash paid for interest	$	─

The accompanying notes are an integral part of these financial statements.

Hidden Splendor Resources, Inc.
(Debtor-in-Possession)
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

The accompanying unaudited interim financial statements as of June 30, 2008, have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in 2007’s Annual Report filed with the SEC on Form 10-KSB/A on April 29, 2008.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.  Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for fiscal 2007 as reported in the Form 10-KSB/A on April 29, 2008 have been omitted.

During the quarter ended June 30, 2008, a principal shareholder contributed a gold mining right to Hidden Splendor. The transaction is treated as a transaction between entities under common control. As a result, the asset was recorded at historical cost, which is immaterial.

NOTE 2 – PETITION FOR RELIEF UNDER CHAPTER 11 BANKRUPTCY

On October 15, 2007, Hidden Splendor (the “Debtor”) filed petitions for relief under Chapter 11 of the federal bankruptcy laws in the United States Bankruptcy Court for the District of Nevada.   Under Chapter 11, certain claims against the Debtor in existence prior to the filing of the petitions for relief under the federal bankruptcy laws are stayed while the Debtor continues business operations as Debtor-in-possession.  These claims are reflected in the June 30, 2008 balance sheet as “liabilities subject to compromise”.   Additional claims (liabilities subject to compromise) may arise subsequent to the filing date resulting from rejection of executory contracts, including leases, and from the determination by the court (or agreed to by parties in interest) of allowed claims for contingencies and other disputed amounts.  Claims secured against the Debtor’s assets (“secured claims”) also are stayed, although the holders of such claims have the right to move the court for relief from the stay.   Secured claims are secured primarily by liens on the Debtor’s property, plant, and equipment.

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

NOTE 3 – REVERSE MERGER

On August 10, 2007, America West Resources, Inc. purchased Hidden Splendor.  Per the acquisition agreement, America West acquired all of Hidden Splendor in exchange for 52,945,200 common shares, which represented 90% of the America West common stock outstanding after the transaction.  The transaction was treated as a reverse merger and Hidden Splendor was treated as the accounting acquirer. The transaction is accounting for as the recapitalization of Hidden Splendor.  Upon completion of the transaction, Hidden Splendor became a wholly-owned subsidiary of America West.

NOTE 4 – GOING CONCERN

As of June 30, 2008 Hidden Splendor had an accumulated deficit of $6,941,983 and during the six months ended June 30, 2008, Hidden Splendor suffered net losses of $285,366. In addition, on October 15, 2007, Hidden Splendor filed a Chapter 11 Petition in the United States Bankruptcy Court for the District of Nevada.   Hidden Splendor’s petition is a Chapter 11 petition and Hidden Splendor is a debtor in possession.  Hidden Splendor’s operations have continued since the petition was filed and it intends to continue to operate its business.   These factors raise substantial doubt about Hidden Splendor’s ability to continue as a going concern. Hidden Splendor intends to fund its operations with the proceeds from the public issuance of equity securities with other shareholder contributions making up any remaining deficits. There can be no assurance that management’s plans will be successful.

NOTE 5 - INVESTMENT FROM PARENT

During the six months ended June 30, 2008, America West paid to Hidden Splendor or paid expenses on behalf of Hidden Splendor a total of $1,650,050.  These funds were a contribution of capital to Hidden Splendor by America West.

NOTE 6 – RELATED PARTY TRANSACTIONS

A significant amount of supplies and equipment are purchased by Hidden Splendor from a company owned by the principal stockholders of America West.  Expenses for supplies and equipment purchased from this company were $107,651 for the six months ended June 30, 2008.   In addition, Hidden Splendor rents certain equipment from the company.  As of June 30, 2008, Hidden Splendor had accrued $57,738 for rental payments for the six months ended June 30, 2008.

NOTE 7 – COMMITMENTS & CONTINGENCIES

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

Occasionally, Hidden Splendor is issued citations by the Mine Safety and Health Administration in connection with regular inspections of the Horizon mine.  As of April 28, 2008, Hidden Splendor is involved in seven administrative actions involving challenges to citations with a total of $187,542 in proposed penalties.  At times, Hidden Splendor challenges citations, resulting in reductions to proposed penalties or administrative adjudications with no penalties.  Hidden Splendor has challenged the citations in the seven pending actions.  As of the date of this Report, management believes the penalties that will be paid are possible and not estimable.

NOTE 8 – RECLASSIFICATIONS

Certain 2007 amounts have been reclassified to agree to 2008 classifications.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statement Notice When used in this report, the words "may," "will," "expect," "anticipate," "continue," "estimate," "project," "intend," and similar expressions are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 regarding events, conditions, and financial trends that may affect the Company's future plans of operations, business strategy, operating results, and financial position. Persons reviewing this report are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and those actual results may differ materially from those included within the forward-looking statements as a result of various factors.

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

The following table presents pro forma combined statement of operations data for both America West Resources and Hidden Splendor for the six months ended June 30, 2008 for comparative purposes to prior year.   The deconsolidated loss from equity subsidiary is eliminated from the America West Resources to properly reflect the activity of the two entities combined on a pro forma basis.

	America West Resources & subsidiary for the six months ended June 30, 2008	Hidden Splendor (stand alone) for the six months ended June 30, 2008	Pro Forma Combined 6 months ended June 30, 2008

Coal sales	$–	$3,438,805	$3,438,805
Coal production costs	–	2,741,051	2,741,051
Gross profit	–	697,754	697,754

Operating expenses:
General and administrative expenses	752,610	893,738	1,646,348

Loss from operations	(752,610)	(195,984)	(948,594)

Other income (expenses):
Other income	–	263,210	263,210
Equity loss in equity investee	(285,366)	–	–
Interest expense	(3,871)	(240,585)	(244,456)
Total other income (expenses)	(289,237)	22,625	18,754

Reorganization items	–	112,007	112,007
Net Loss	$(1,041,847)	$(285,366)	$(1,041,847)

The following table presents pro forma combined statement of operations data for each of the periods indicated and presents the percentage of change in each line item from one period to the next.  Changes in items which we feel have no meaningful impact on operations are marked with the designation NM, which we mean to indicate “not meaningful.”

	Six Months Ended June 30, 2008 (Pro forma)	Six Months Ended June 30, 2007 (Historical)	Percentage Increase (Decrease)

Coal sales	$3,438,805	$2,232,704	54%
Coal production costs	2,741,051	3,119,285	(12%)
Gross profit (loss)	697,754	(886,581)	179%

Operating expenses:
General and administrative expenses	1,646,348	1,377,698	20%

Loss from operations	(948,594)	(2,264,279)	(58%)

Other income (expenses):
Interest income	–	147	NM
Interest (expense)	(244,456)	(276,846)	(12%)
Other income	263,210	12,575	1,993%
Total other income (expense), net	18,754	(264,124)	(107%)

Reorganization items	112,007	–	100%

Net Loss	$(1,041,847)	$(2,528,403)	(59%)

Revenue
	Six Months Ended June 30, 2008 (Pro forma)	Six Months Ended June 30, 2007 (Historical)	Percentage Increase (Decrease)

Coal sales	$3,438,805	$2,232,704	54%

We had revenue from continuing operations for the six months ended June 30, 2008 of $3,438,805, a 54% increase from revenues of $2,232,704 for the same six month period in 2007.  All revenue was from coal sales from our Horizon coal mine operations by our wholly-owned subsidiary, Hidden Splendor Resources, Inc.  The increase was attributable to 1) increased production for the first six months of 2008 compared to 2007, and 2) an average higher sales price per ton of coal for the six months of 2008.  Increased production in 2008 was due to 1) the Company opening a second section of the Horizon for production, 2) enhanced equipment, 3) and better mining conditions.

Historically, we have operated the mine as a “one-section” mine, meaning we have mined coal in only one area of the mine.  Beginning in late May 2008, we began operating the mine as a “two-section” mine.  That is, we are now mining coal in two areas of the mine at the same time.  Optimally, Section I will be pillaring a developed panel, while in Section II, a panel is being developed.  Because development mining involves significant roof support efforts and often discovers problem areas in the mine, such as faults in the coal seam or inflows of water, development mining is more capital intensive than pillaring.  By operating two sections, the Company can blend the two types of mining and will have the flexibility to deal with adverse conditions which may affect mining in any one section.  By operating two sections, the Company plans to increase production.  However, there is no guarantee that production will increase as planned.

Coal Production Costs
	Six Months Ended June 30, 2008 (Pro forma)	Six Months Ended June 30, 2007 (Historical)	Percentage Increase (Decrease)

Coal production costs	$2,741,051	$3,119,285	(12%)

        Our production costs during the six months ended June 30, 2008 were $2,741,051, compared to $3,119,285 reported for the six months ended June 30, 2007.  This decrease of 12% is attributed to greater production efficiencies in 2008, resulting from operational enhancements implemented during the first quarter of this year.

Gross Profit
	Six Months Ended June 30, 2008 (Pro forma)	Six Months Ended June 30, 2007 (Historical)	Percentage Increase (Decrease)

Gross profit (loss)	$697,754	$(886,581)	179%

Gross profit increased 179% from 2007 to 2008, primarily due to increased revenue and a decline in related production costs for the reasons noted above.

General and Administrative Expenses
	Six Months Ended June 30, 2008 (Pro forma)	Six Months Ended June 30, 2007 (Historical)	Percentage Increase (Decrease)

General and administrative expenses	$1,646,348	$1,377,698	20%

General and administrative expenses for the six months ended June 30, 2008 totaled $1,646,348, an increase of 20% over general and administrative expenses of $1,377,698 in the prior year’s comparable six month period.  The increase is primarily attributed to 1) the legal and accounting costs incurred in 2008 associated with being a publicly traded company, and 2) the administrative costs related to the bankruptcy of the Hidden Splendor subsidiary.

Loss from Operations
	Six Months Ended June 30, 2008 (Pro forma)	Six Months Ended June 30, 2007 (Historical)	Percentage Increase (Decrease)

Loss from operations	$(948,594)	$(2,264,279)	(58%)

Loss from operations declined 58% due to increased coal sales and reduced production expenses.

Total Other Income (Expenses)
	Six Months Ended June 30, 2008 (Pro forma)	Six Months Ended June 30, 2007 (Historical)	Percentage Increase (Decrease)

Total other income (expense)	$18,754	$(264,124)	(107%)

Total other expense decreased 107% in the first six months of 2008 to other income of $18,754 from other expenses of $264,124 reported for the six months ended June 30, 2007.  The decrease was due to the settlement of the federal coal lease royalty rate reduction from 8% to 2%. This transaction resulted in a debt forgiveness entry for the debt owed to the federal agency governing the coal lease,for royalties accrued at 8% in 2007.

Net Loss
	Six Months Ended June 30, 2008 (Pro forma)	Six Months Ended June 30, 2007 (Historical)	Percentage Increase (Decrease)

Net Loss	$(1,047,847)	$(2,528,403)	(59%)

    For the reasons noted above, our net loss for the six months ended June 30, 2008 decreased 59% to $1,041,847, compared to $2,528,403 for the six months ended June 30, 2007.

Liquidity and Capital Resources

The operations of the Company’s wholly-owned subsidiary, Hidden Splendor Resources, Inc. are being run by Hidden Splendor as a debtor in possession in a bankruptcy action filed by Hidden Splendor on October 15, 2007.  We believe the operations of the Horizon mine can generate sufficient revenue for Hidden Splendor to pay its ongoing post-petition expenses.  Assuming monthly cash collateral orders continue to be approved by the bankruptcy court, we believe Hidden Splendor will be able to pay its budgeted post-petition debts as they come due.

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

ITEM 4T:	CONTROLS AND PROCEDURES

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

(b)      Changes in Internal Controls.

There were no changes in the Company’s internal controls over financial reporting, known to the chief executive officer/chief financial officer that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Except as noted below, the Company is not involved in any litigation involving a claim for damages which would total, exclusive of interest and costs, in excess of 10% of the Company’s current assets.

On October 15, 2007, Hidden Splendor Resources, Inc. (“Hidden Splendor”), a wholly-owned subsidiary of America West Resources, Inc. filed a Chapter 11 Petition in the United States Bankruptcy Court for the District of Nevada. The name of the proceeding is In Re: Hidden Splendor Resources, Inc., Debtor in Possession , Case Number BK-N 07-07-51378-gwz, Chapter 11, and the Nevada Bankruptcy Court assumed jurisdiction in the matter on October 15, 2007.  Hidden Splendor’s petition in this regard is a Chapter 11 petition and Hidden Splendor is a debtor in possession and intends to continue to operate its business.

America West Resources, Inc. did not file a bankruptcy petition.

ITEM 1A.	RISK FACTORS

During the six months ended June 30, 2008, there were no material changes to the risk factors described in Part I of the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007.

ITEM 2.	CHANGES IN SECURITIES

Since December 31, 2007, through the date of this report, the Company has issued 15,238,335 common shares for $2,285,750 cash and 1,000,000 common shares as part of $250,000 loan made to the Company.  All such shares were restricted and were issued in reliance on the exemption from registration pursuant to section 4(2) of the Securities Act of 1933.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

The Company’s wholly-owned subsidiary, Hidden Splendor Resources, Inc. is in default on its obligations to Zion’s First National Bank.  This includes the line of credit and two loans which comprise substantially all of the Company’s debt.  On October 9, 2007, Hidden Splendor received a default letter dated October 5, 2007 from Zion’s First National Bank (“Zion’s”) in connection with the various loans Zion’s has made to Hidden Splendor.  Such loans are detailed in the financial statements and the notes to the financial statements filed in America West Resources’ Form 10-KSB for the fiscal year ended December 31, 2007 filed on April 29, 2008.

The default letter claims that Hidden Splendor’s obligations to Zion’s in connection with the loans are in default and demanded payment of the obligations in full on or before October 15, 2007.  This represented an acceleration of the amounts due from Hidden Splendor to Zion’s under the terms of the parties’ loan agreements.  The total amount of the obligations as stated in Mr. Spence’s letter is $5,242,015 as of October 3, 2007.  We believe additional interest and costs in connection with these amounts have accrued since then.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibits

Exhibit	Description	Location of Exhibit

10.1	Amendment to Alexander Walker III's Employment Agreement	Included with this filing.

10.2	Amendment to Dan Baker's Employment Agreement	Included with this filing.

31.1	Chief Executive Officer Section 302 Certification pursuant to Sarbanes-Oxley Act.	Included with this filing.

31.2	Chief Financial Officer Section 302 Certification pursuant to Sarbanes-Oxley Act.	Included with this filing.

32.1	Chief Executive Officer Section 906 Certification pursuant to Sarbanes-Oxley Act.	Included with this filing.

32.2	Chief Financial Officer Section 906 Certification pursuant to Sarbanes-Oxley Act.	Included with this filing

SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICA WEST RESOURCES, INC.

Dated: August 15, 2008	By:	/s/ DAN R. BAKER
Dan R. Baker
Chief Executive Officer

	By:	/s/ BRIAN E. RODRIGUEZ
Brian E. Rodriguez
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

10.1	Amendment to Alexander Walker III's Employment Agreement

10.2	Amendment to Dan Baker's Employment Agreement

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002