Form 10-Q
period 2008-09-30
AMERICA WEST RESOURCES, INC.
filed 2008-11-19
CIK 867687

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2008

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

(801) 521-3292
 (Registrant's telephone number)

Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☑     No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐     No  ☑

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d)of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes ☑     No ☐
APPLICABLE ONLY TO CORPORATE REGISTRANTS

State the number of shares outstanding of each of the registrant's classes of common equity, as of the last practicable date.

Class	Outstanding as of November 14, 2008
Common Stock, $0.0001	126,619,928
Preferred Stock, $0.0001	None

America West Resources, Inc.

America West Resources, Inc. and Subsidiary
(Formerly Reddi Brake Supply Corporation)

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

America West Resources, Inc. and Subsidiary
(Formerly Reddi Brake Supply Corp)
 BALANCE SHEETS
(Unaudited)

	September 30, 2008	December 31, 2007
Assets
Current assets:
Cash and cash equivalents	$68,047	$500,000
Total current assets	68,047	500,000

Prepaid royalties	240,000	─
Total assets	$308,047	$500,000

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$214,642	$71,378
Accrued expenses	265,612	13,232
Short-term debt - related party, net of unamortized discount of $428,282	211,718	─
Total current liabilities	691,972	84,610

Long-term liabilities:
Deficit in equity investee	635,652	2,432,521
Total liabilities	1,327,624	2,517,131

Stockholders’ deficit:
Preferred stock, $0.0001 par value; 2,500,000 shares authorized; none issued and outstanding	─	─
Common stock, $0.0001 par value; 300,000,000 shares authorized; 110,778,262 and 92,864,927 shares issued and outstanding, respectively	11,078	9,287
Additional paid-in capital	9,050,335	5,649,658
Accumulated deficit	(10,080,990)	(7,676,076)
Total stockholders’ deficit	(1,019,577)	(2,017,131)
Total liabilities and stockholders' deficit	$308,047	$500,000

The accompanying notes are an integral part of these financial statements.

America West Resources, Inc. and Subsidiary
(Formerly Reddi Brake Supply Corp)
 STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Coal sales	$-	$1,057,073	$-	$3,250,959
Coal production costs	-	1,002,388	-	2,812,561
Gross profit	-	54,685	-	438,398

Operating expenses:
Depreciation and amortization	-	334,238	-	1,004,164
General and administrative	1,069,259	454,620	1,821,869	1,598,534

Loss from operations	(1,069,259)	(734,173)	(1,821,869)	(2,164,300)

Other income (expenses):
Equity loss in equity investee	(210,247)	-	(495,613)	-
Realized gain on investment	-	-	-	750,834
Interest income	-	-	-	147
Interest expense	(83,561)	(114,601)	(87,432)	(343,803)
Other income	-	100	-	12,675
Total other income (expenses)	(293,808)	(114,501)	(583,045)	419,853

Net Loss	$(1,363,067)	$(848,674)	$(2,404,914)	$(1,744,447)
Basic and Diluted Loss Per Share	$(0.01)	$(0.01)	$(0.02)	$(0.03)
Basic and Diluted Weighted Shares Outstanding	109,115,363	60,338,965	103,104,454	60,124,127

The accompanying notes are an integral part of these financial statements.

America West Resources, Inc. and Subsidiary
(Formerly Reddi Brake Supply Corp)
 STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2008	2007
Cash Flows from Operating Activities:
Net Loss	$(2,404,914)	$(1,744,447)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	─	1,004,164
Accretion of asset retirement obligation	─	10,033
Amortization of debt discount	78,385	─
Warrant expense	107,644	─
Option expense	640,482	─
Loss in subsidiary accounted for using equity method	495,613	─
Changes in current assets and liabilities:
Accounts receivable	─	49,503
Accounts receivable – related party	─	121,960
Supplies	─	42,600
Accounts payable	135,764	1,191,746
Other payables and accrued expenses	252,380	479,498
Deposits	─	(10,000)
Net Cash Provided by (Used in) Operating Activities	(694,646)	1,145,057

Cash Flows from Investing Activities:
Capital expenditures	─	(3,091,456)
Advances to related party	─	79,107
Advance royalty payments made	(240,000)	─
Investment in equity investee	(2,292,482)	─
Net Cash Used in Investing Activities	(2,532,482)	(3,012,349)

Cash Flows from Financing Activities:
Proceeds from shareholder loan	640,000	─
Proceeds on related party short-term notes	─	1,420,000
Net proceeds from line of credit	─	398,363
Proceeds from issuance of common stock, net	2,155,175	302,500
Proceeds from capital contributions	─	98,357
Payments on long-term debt	─	(351,928)
Net Cash Provided by Financing Activities	2,795,175	1,867,292

Net Decrease in Cash and Cash Equivalents	(431,953)	─
Cash and Cash Equivalents at Beginning of Period	500,000	25
Cash and Cash Equivalents at End of Period	$68,047	$25

Supplemental Information
Cash paid for interest	$ ─	$(343,803)

Noncash Investing and Financing Activities
Share issuance cost accrued	$7,500	$ ─
Debt discount due to shares issued with debt	506,667	─

The accompanying notes are an integral part of these financial statements.

America West Resources, Inc. and Subsidiary
(Formerly Reddi Brake Supply Corp)
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

The accompanying unaudited interim financial statements as of September 30, 2008, have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in 2007’s Annual Report filed with the SEC on Form 10-KSB/A on April 29, 2008.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.  Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for fiscal 2007 as reported in the Form 10-KSB/A on April 29, 2008 have been omitted.

On March 17, 2008, America West changed its name from “Reddi Brake Supply Corp” to “America West Resources, Inc.”.

On August 10, 2007, America West acquired Hidden Splendor Resources, Inc., a coal mining company located in Helper, Utah. Hidden Splendor operates a coal mine that covers approximately 1,288 acres.  Daily coal production is delivered to a coal brokerage company at the mine site.   Per the acquisition agreement, America West acquired 100% of Hidden Splendor in exchange for 52,945,200 common shares, which shares represented 90% of America West’s common stock outstanding after the transaction.  The transaction was treated as a reverse merger and Hidden Splendor was treated as the accounting acquirer. The transaction is accounted for as the recapitalization of Hidden Splendor.  Upon completion of the transaction, Hidden Splendor became a wholly-owned subsidiary of America West.

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

NOTE 2 – GOING CONCERN

As shown in the accompanying financial statements, America West incurred net losses of $2,404,914 for the nine months ended September  30, 2008, and had a working capital deficit of $623,925 as of September 30, 2008.  Furthermore, its wholly owned subsidiary Hidden Splendor filed for Chapter 11 reorganization in October 2007. These conditions raise substantial doubt as to America West’s ability to continue as a going concern.  Management is attempting to raise additional capital through sales of stock and enhance the operations of Hidden Splendor to achieve cash-positive operations.  The financial statements do not include any adjustments that might be necessary if America West is unable to continue as a going concern.

NOTE 3 – INVESTMENT IN EQUITY INVESTEE

During the nine months ended September 30, 2008, America West paid to Hidden Splendor or paid expenses on behalf of Hidden Splendor totaling $2,292,482. These funds were a contribution of capital to Hidden Splendor by America West.

NOTE 4 – PREPAID ROYALTIES

On July 2, 2008, America West entered into a six-year lease agreement to lease an abandoned coal mine known as the "Columbia" property.  The property consists of 5,200 acres in Carbon County, Utah.    The lease agreement calls for a 6% royalty to the lessor on all coal sales from the property and monthly prepaid royalty payments totaling approximately $2.2 million to be paid through March 2010.   The lease agreement gives America West the exclusive option to purchase the property for a price ranging from $22,000,000 to $33,000,000, depending on the date of the purchase. Should the purchase option not be exercised by America West by March 2010, America West shall be obligated to pay the lessor $945,000 in April 2010 and $25,000 per month as rental payments thereafter until the earlier of the exercise of the purchase option or the end of the lease.  As of September 30, 2008, America West had paid $240,000 in prepaid royalties associated with the Columbiaproperty.

NOTE 5 – RELATED PARTY TRANSACTIONS

For the first nine months ending September 30, 2008, shareholders loaned America West $640,000.  The notes accrue interest at 10% per annum and mature on the earlier of (i) December 31, 2008 or (ii) the closing of a $10,000,000 debt or equity financing of America West Resources, Inc. 2,300,000 common shares were also issued to the shareholders. The fair value of these shares is $506,667 and was recorded as a debt discount and as additional paid-in capital. The debt discount is being amortized over the term of the debt using the effective interest method. The effective interest rates on the notes ranged from 336.72% to 3,106.23%. During the nine months ended September 30, 2008, $78,385 was amortized and recorded as interest expense.

In September 2008, a shareholder provided personal assets as collateral on a bank line of credit for America West (see Note 7 below).  In consideration of this collateral, America West agreed to issue the shareholder 250,000 shares of common stock.  The stock had not been issued as of the date of this report.

A significant amount of supplies and equipment are purchased by Hidden Splendor from a company owned by the principal stockholders of America West.  Expenses for supplies and equipment purchased from this company were $107,651 for the nine months ended September 30, 2008.   In addition, Hidden Splendor rents certain equipment from the company.  As of September 30, 2008, Hidden Splendor had accrued $57,738 for rental payments for the nine months ended September 30, 2008.

NOTE 5 – STOCKHOLDERS’ EQUITY

During the nine months ended September 30, 2008, America West issued 15,613,335 common shares for $2,360,750, incurred $213,075 in share issuance costs, and issued 2,300,000 common shares in connection with debt (see Note 5 above).

On March 2, 2008, America West granted warrants to a consultant to purchase up to 400,000 shares at exercise prices ranging from $0.26 to $0.42. The stock warrants vest over a nine-month period and terminate two years after America West files a registration statement encompassing the consultant's purchased stock. The fair value of the warrants was determined to be $74,659. During the nine months ended September 30, 2008, $70,414 of this fair value was expensed and the remaining $4,245 will be expensed over the remaining vesting period of the warrants. The Black-Scholes stock option valuation model was used to determine the fair value of the warrants. The significant assumptions used in the valuation were: the exercise prices noted above; the market value of America West’s common stock on March 2, 2008, $0.21; expected volatilities between 304% and 323%; risk free interest rate of 2.53%; and expected terms between 1 and 1.38 years. The warrants qualify as `plain vanilla' warrants under the provisions of Staff Accounting Bulletin No. 107 and, due to limited warrant exercise data available to the Company, the term was estimated pursuant to the provisions of SAB 107.

On July 3, 2008, America West entered into a six-month service agreement engaging a consultant for $45,000 cash consideration over the term of the agreement.  In addition, a majority shareholder and certain directorsgranted the consultant warrants to purchase 500,000 shares of America West common stock with exercise prices ranging from $0.15 to $0.45. The fair value of the warrants was determined to be $76,971 using the Black-Scholes stock option valuation model. The significant assumptions used in the valuation were: the exercise prices noted above; the market value of America West’s common stock on July 3, 2008, $0.35; expected volatility of 208.67%; risk free interest rate of 2.09%; and expected term of 3 months.  The warrants qualify as `plain vanilla' warrants under the provisions of Staff Accounting Bulletin No. 107 and, due to limited warrant exercise data available to the Company, the term was estimated pursuant to the provisions of SAB 107. During the nine months ended September 30, 2008, $37,230 of this fair value was expensed and the remaining $39,741 will be expensed over the remaining vesting period of the warrants.

On July 3, 2008, America West granted employees and officers options to purchase an aggregate 4,237,500 common shares at exercise prices ranging from $0.40 to $0.45. The fair value of the options was determined to be $1,438,973 using the Black-Scholes stock option valuation model. The significant assumptions used in the valuation were: the exercise prices noted above; the market value of America West’s common stock on July 3, 2008, $0.35; expected volatilities between 237.25% and 286.65%; risk free interest rate of 3.28%; and expected terms between 2.5 and 3.5 years. The warrants qualify as `plain vanilla' warrants under the provisions of Staff Accounting Bulletin No. 107 and, due to limited warrant exercise data available to the Company, the term was estimated pursuant to the provisions of SAB 107.  During the nine months ended September 30, 2008, $640,482 of this fair value was expensed and the remaining $798,491 will be expensed over the remaining vesting period of the warrants.

NOTE 6 – COMMITMENTS & CONTINGENCIES

Hidden Splendor, as required in its bankruptcy proceeding, filed a disclosure statement with the U.S.bankruptcy court disclosing all known liabilities as of the October 15, 2007 bankruptcy petition date.  Per the company's disclosure statement, Hidden Splendor had approximately $2.7 million in non-priority unsecured claims as of October 15, 2007.  Hidden Splendor's non-priority unsecured creditors and one customer filed their proof of claims in February 2008.  As of the date of this Report, the claims filed by Hidden Splendor's non-priority unsecured vendors and creditors total approximately $1,000,000 more than the company's disclosure statement.  Hidden Splendor management is in the process of reconciling the discrepancy and has identified numerous claims that are contestable.  For any contestable claims, Hidden Splendor will file objections with the bankruptcy court.   As of the date of this report, management believes the likelihood of the $2.7 million non-priority unsecured claims increasing by a material amount is remote.

Occasionally, Hidden Splendor is issued citations by the Mine Safety and Health Administration in connection with regular inspections of the Horizon mine.  At times, Hidden Splendor challenges citations, resulting in reductions to proposed penalties or administrative adjudications with no penalties.  As of October 30, 2008, Hidden Splendor is involved in approximately six administrative actions involving challenges to citations with a total of under $200,000 in proposed penalties.  Hidden Splendor has challenged the citations in the pending actions.  As of the date of this Report, management believes the penalties that will be paid are possible and not estimable, therefore, nothing has been accrued at September 30, 2008.

NOTE 7 – REVOLVING LINE OF CREDIT

On September 29, 2008, America West obtained a $75,000 line of credit with a bank.  The line of credit matures on October 15, 2009 and bears interest at the prime rate plus 2%.  The loan is secured by personal assets of an America West board member and shareholder.  As consideration for the loan collateral, America West agreed to issue the board member 250,000 shares of common stock. As of September 30, 2008, no funds had been borrowed on the line of credit.  As of the date of this report, the total amount borrowed and the outstanding balance is $69,000.

NOTE 8 – SUBSEQUENT EVENTS

Effective October 9, 2008, America West entered into a loan agreement with a third party pursuant to which America West may borrow a principal amount of $2,800,000, of which $2,250,000 is currently funded in escrow to pay certain bankruptcy obligations of  Hidden Splendor.  The availability of the escrowed funds is subject to the confirmation of Hidden Splendor’s plan of reorganization by December 31, 2008, the documentation of a lien on the Company’s interest in the lease for the Columbiaproperty, and certain other conditions.  A second advance of $550,000 will be funded to escrow upon approval of Hidden Splendor’s plan of reorganization and the satisfaction of the other conditions to funding in the loan agreement. The loan has an interest rate of 10% and matures on September 17, 2009.  In addition, should America West close on more than $10,000,000 in equity financing redemption, America West will be required to use 25% of the proceeds over $10,000,000 to repay the loan.  In addition, America West agreed to sell the lender 10,000,000 shares of common stock at a price of $0.02 per share upon the release of the escrowed funds.

Effective October 24, 2008, America West entered into an exclusive investment banking agreement with a third party.  Per the agreement, the investment banker was issued a 5-year fully-vested warrant to purchase 15 million shares of the Company’s stock at an exercise price of $0.01 per share.  In addition, America West agreed to enter into a 2-year consulting agreement with the investment banker whereby America West will pay the investment banker $15,000 per month.  The fair value of the warrants was determined to be $2,518,119using the Black-Scholes stock option valuation model.

Since September 30, 2008 and as of the date of this report, shareholders loaned America West $425,000.  The notes accrue interest at 10% per annum and mature on the earlier of (i) December 31, 2008 or (ii) the closing of a $10,000,000 debt or equity financing of America West Resources, Inc. 1,416,667 common shares were also issued to the shareholders. The fair value of these shares is $293,333 and will be recorded as a debt discount and as additional paid-in capital.

In November 2008, the board of directors and certain shareholders constituting a majority of the outstanding common stock of America West voted to amend the America West articles of incorporation to increase the number of authorized shares of Company common stock from 200,000,000 shares to 300,000,000 shares.  This amendment increasing the authorized shares will not take effect until December.  This increase in authorized common shares is reflected in the balance sheet in these financial statements.

During October, 2008, America West issued 14,999,998 common shares for cash proceeds of $2,250,000 and incurred share issuance costs of $292,500.
.
NOTE 9 – RECLASSIFICATIONS

Certain 2007 amounts have been reclassified to agree to 2008 classifications.

HIDDEN SPLENDOR RESOURCES -- STAND-ALONE FINANCIALS
JANUARY 1, 2008 THROUGH SEPTEMBER 30, 2008

Hidden Splendor Resources, Inc.
(Debtor-in-Possession)
BALANCE SHEETS
(Unaudited)

	September 30, 2008	December 31, 2007
Assets
Current assets:
Cash and cash equivalents	$336	$5,688
Accounts receivable	196,896	120,150
Total current assets	197,232	125,838

Deposits	204,318	164,298
Property and equipment
Property and equipment	10,251,938	9,363,816
Land and mineral properties	6,690,732	3,964,677
Less: accumulated depreciation	(5,026,586)	(3,884,906)
Net property and equipment	11,916,084	9,443,587

Total assets	$12,317,634	$9,733,723

Liabilities and Stockholders’ Deficit
Liabilities not subject to compromise
Current liabilities:
Accounts payable	$651,394	$494,978
Accrued expenses	1,705,341	170,527
Total current liabilities	2,356,735	665,505

Long-term liabilities:
Asset retirement obligation	183,965	175,518
Liabilities subject to compromise (see Note A below)	10,413,737	11,325,372

Total liabilities	12,954,437	12,166,395

Stockholders’ deficit:
Preferred stock, $0.0001 par value; 2,500,000 shares authorized; none issued and outstanding	─	─
Common stock, $0.0001 par value; 100,000,000 shares authorized; 52,945,200 shares issued and outstanding	5,295	5,295
Additional paid-in capital	6,510,132	4,217,650
Accumulated deficit	(7,152,230)	(6,655,617)
Total stockholders’ deficit	(636,803)	(2,432,672)

Total liabilities and stockholders’ deficit	$12,317,634	$9,733,723

Note A: Liabilities subject to compromise consist of the following:

Secured debt	$4,230,665	$5,142,301
Unsecured debt	1,188,078	1,187,078
Taxes – coal excise	1,082,611	1,082,611
Payroll taxes and withholdings	812,522	812,522
Trade and other claims	3,099,861	3,100,860
Total	$10,413,737	$11,325,372

The accompanying notes are an integral part of these financial statements.

Hidden Splendor Resources, Inc.
(Debtor-in-Possession)
STATEMENT OF OPERATIONS
(Unaudited)

	Three Months Ended	Nine Months Ended
	September 30, 2008

Coal sales	$2,215,607	$5,654,412
Coal production costs	1,742,059	4,483,110
Gross profit	473,548	1,171,302

Operating expenses:
General and administrative	613,483	1,507,221

Loss from operations	(139,935)	(335,919)

Other income (expense):
Interest expense	(93,302)	(333,887)
Other income	20,445	283,655
Total other expense	(72,857)	(50,232)

Net loss before reorganization items	(212,792	(386,151)

Reorganization items:
Professional fees	(2,545)	109,462

Net loss	$(210,247)	$(495,613)

The accompanying notes are an integral part of these financial statements.

Hidden Splendor Resources, Inc.
(Debtor-in-Possession)
STATEMENT OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30, 2008

Cash Flows from Operating Activities:
Net Loss		$(495,613)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization		1,139,755
Accretion of asset retirement obligation		8,447
Changes in current assets and liabilities:
Accounts receivable		(76,746)
Deposits		(40,020)
Accounts payable		78,040
Other payables and accrued expenses		1,112,190
Net Cash Provided by Operating Activities		1,726,053

Cash Flows from Investing Activities:
Capital expenditures		(3,612,252)
Net Cash Used in Investing Activities		(3,612,252)

Cash Flows from Financing Activities:
Capital contributed		2,292,482
Net borrowings under revolving credit		(411,635)
Net Cash Provided by Financing Activities		1,880,847

Net Decrease in Cash and Cash Equivalents		(5,352)
Cash and Cash Equivalents at Beginning of Period		5,688
Cash and Cash Equivalents at End of Period		$336

Supplemental information
Cash paid for interest	$	─

The accompanying notes are an integral part of these financial statements.

Hidden Splendor Resources, Inc.
(Debtor-in-Possession)
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

The accompanying unaudited interim financial statements as of September 30, 2008, have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in 2007’s Annual Report filed with the SEC on Form 10-KSB/A on April 29, 2008.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.  Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for fiscal 2007 as reported in the Form 10-KSB/A on April 29, 2008 have been omitted.

During the quarter ended June 30, 2008, a principal shareholder contributed a gold mining right to Hidden Splendor. The transaction is treated as a transaction between entities under common control. As a result, the asset was recorded at historical cost, which is immaterial.

NOTE 2 – PETITION FOR RELIEF UNDER CHAPTER 11 BANKRUPTCY

On October 15, 2007, Hidden Splendor (the “Debtor”) filed petitions for relief under Chapter 11 of the federal bankruptcy laws in the United States Bankruptcy Court for the District of Nevada.   Under Chapter 11, certain claims against the Debtor in existence prior to the filing of the petitions for relief under the federal bankruptcy laws are stayed while the Debtor continues business operations as Debtor-in-possession.  These claims are reflected in the September 30, 2008 balance sheet as “liabilities subject to compromise”.   Additional claims (liabilities subject to compromise) may arise subsequent to the filing date resulting from rejection of executory contracts, including leases, and from the determination by the court (or agreed to by parties in interest) of allowed claims for contingencies and other disputed amounts.  Claims secured against the Debtor’s assets (“secured claims”) also are stayed, although the holders of such claims have the right to move the court for relief from the stay.   Secured claims are secured primarily by liens on the Debtor’s property, plant, and equipment.

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

NOTE 4 – GOING CONCERN

As of September 30, 2008 Hidden Splendor had an accumulated deficit of $7,152,230 and during the nine months ended September 30, 2008, Hidden Splendor suffered net losses of $495,613. In addition, on October 15, 2007, Hidden Splendor filed a Chapter 11 Petition in the United States Bankruptcy Court for the District of Nevada.   Hidden Splendor’s petition is a Chapter 11 petition and Hidden Splendor is a debtor in possession.  Hidden Splendor’s operations have continued since the petition was filed and it intends to continue to operate its business.   These factors raise substantial doubt about Hidden Splendor’s ability to continue as a going concern. Hidden Splendor intends to fund its operations with the proceeds from the public issuance of equity securities with other shareholder contributions making up any remaining deficits. There can be no assurance that management’s plans will be successful.

NOTE 5 - INVESTMENT FROM PARENT

During the nine months ended September 30, 2008, America West paid to Hidden Splendor or paid expenses on behalf of Hidden Splendor a total of $2,292,482. These funds were a contribution of capital to Hidden Splendor by America West.

NOTE 6 – RELATED PARTY TRANSACTIONS

A significant amount of supplies and equipment are purchased by Hidden Splendor from a company owned by the principal stockholders of America West.  Expenses for supplies and equipment purchased from this company were $107,651 for the nine months ended September 30, 2008.   In addition, Hidden Splendor rents certain equipment from the company.  As of September 30, 2008, Hidden Splendor had accrued $57,738 for rental payments for the nine months ended September 30, 2008.

NOTE 7 – COMMITMENTS & CONTINGENCIES

Hidden Splendor, as required in its bankruptcy proceeding, filed a disclosure statement with the U.S.bankruptcy court disclosing all known liabilities as of the October 15, 2007 bankruptcy petition date.  Per the company's disclosure statement, Hidden Splendor had approximately $2.7 million in non-priority unsecured claims as of October 15, 2007.  Hidden Splendor's non-priority unsecured creditors and one customer filed their proof of claims in February 2008.  As of the date of this Report, the claims filed by Hidden Splendor's non-priority unsecured vendors and creditors total approximately $1,000,000 more than the company's disclosure statement.  Hidden Splendor management is in the process of reconciling the discrepancy and has identified numerous claims that are contestable.  For any contestable claims, Hidden Splendor will file objections with the bankruptcy court.   As of the date of this report, management believes the likelihood of the $2.7 million non-priority unsecured claims increasing by a material amount is remote.

Occasionally, Hidden Splendor is issued citations by the Mine Safety and Health Administration in connection with regular inspections of the Horizon mine.  At times, Hidden Splendor challenges citations, resulting in reductions to proposed penalties or administrative adjudications with no penalties.  As of October 30, 2008, Hidden Splendor is involved in approximately six administrative actions involving challenges to citations with a total of under $200,000 in proposed penalties.  Hidden Splendor has challenged the citations in the pending actions.  As of the date of this Report, management believes the penalties that will be paid are possible and not estimable and therefore, no accrual has been made as of September 30, 2008.

NOTE 8 – RECLASSIFICATIONS

Certain 2007 amounts have been reclassified to agree to 2008 classifications.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statement Notice When used in this report, the words "may," "will," "expect," "anticipate," "continue," "estimate," "project," "intend," and similar expressions are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act of 1933(“Act”)and Section 21E of the Securities Exchange Act of 1934 (“Exchange Act”) regarding events, conditions, and financial trends that may affect the Company's future plans of operations, business strategy, operating results, and financial position. Persons reviewing this report are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and those actual results may differ materially from those included within the forward-looking statements as a result of various factors.

This Management’s Discussion and Analysis should be read in conjunction with the audited financial statements of America West Resources, Inc. (“Company” or “America West”) and the wholly-owned subsidiary Hidden Splendor Resources, Inc. (“Hidden Splendor”) and notes thereto set forth herein.

Bankruptcy Proceeding of Hidden Splendor

As of the date of this Report, Hidden Splendor owes its creditors an aggregate principal amount of approximately $11,700,000, consisting of approximately $10,200,000 owed by Hidden Splendor and approximately $1,500,000 owed by Mid-State Services, Inc. (“Mid-State”), an entity that provided administrative and equipment repair services to Hidden Splendor.  In October 2007, Hidden Splendor filed a Chapter 11 bankruptcy petition in United States District Bankruptcy Court, for the District of Nevada.  Since that date, Hidden Splendor, the owner and operator of the Horizon coal mine, has operated as a debtor-in-possession. Effective November 5, 2008, Hidden Splendor executed a term sheet submitted by the committee of unsecured creditors to Hidden Splendor and Mid-State Services, Inc. (“Term Sheet”) that it believes contains the material terms that will be contained in the plan of reorganization (“Plan”) under which Hidden Splendor shall emerge from bankruptcy.

Treatment of Creditors

Pursuant to the provisions of the Term Sheet, the Company has agreed to make an initial $500,000 “administrative earmark contribution” payment within five days of the execution of the Term Sheet, of which $400,000 will be allocated to the Internal Revenue Service for payment of post-petition taxes (principal amount only), and $100,000 will be allocated for partial payment of the allowed claims of the bankruptcy committee’s professionals.  The Company has also agreed to make a second $2,250,000 “Plan Funding Contribution” payment, which will be allocated to the payment of professional fees, taxes, and initial settlement payments to various creditors.  The Plan Funding Contribution payment will be held in escrow until the Plan becomes effective.  Thereafter, the Plan will provide for payments to creditors over time in an aggregate principal amount of not less than approximately $10,000,000 and up to approximately $10,700,000 over a period not exceeding 7 years from the effective date of the Plan.

Under the Plan, certain classified creditors will receive a principal amount of approximately $8,300,000 as follows: (i) secured creditors will receive an aggregate principal amount of approximately $6,000,000 amortized in equal monthly installments of approximately $97,000 per month, maintaining a lien on the Horizon Mine as collateral for the obligations; (ii) the Internal Revenue Service will receive an aggregate principal amount $1,800,000 amortized in equal quarterly payments of $160,000 to be paid over a period continuing to the earlier of sixty months from the petition date or forty-six months from the effective date of the Plan; and (iii) the Howard Kent, Inc. Profit Sharing Plan will receive an aggregate principal amount of $475,000 to be paid (A) in interest only payments at 8.1% for the first 24 months immediately following the effective date of the Plan, and (B) after 24 months of interest only payments, commencing in the 25th month immediately following the effective date of the Plan, in payments of both principal and interest fully amortizing for a period of an additional 24 months.

Hidden Splendor’s general unsecured creditors are owed approximately $3,400,000.  Pursuant to the provisions of the Term Sheet, general unsecured creditors will receive no less than 50% and up to 70% of their respective allowed claims, or a minimum principal amount of approximately $1,700,000 and a maximum principal amount of approximately $2,380,000.  On the effective date of the Plan, general unsecured creditors will receive an initial distribution of 10% of their respective allowed claims from the Plan Funding Contribution, or approximately $340,000.  Thereafter, assuming the general unsecured creditors receive 70% of their respective allowed claims, the general unsecured creditors will receive bi-annual payments from a disbursing agent continuing for the duration of the Plan term.  The Company will pay the disbursing agent in equal quarterly installments of approximately $190,000 per quarter over the Plan term.  If, however, Hidden Splendor pays the general unsecured creditors either (i) 50% of the allowed general unsecured creditor claims within twelve months following the effective date of the Plan, or (i) 60% of the allowed general unsecured creditor claims within twenty-four months following the effective date of the Plan, then no additional payments will be due and owing to the general unsecured creditors.  Insider claims will receive no distributions.

Default under the Plan

In the event Hidden Splendor (i) fails to pay fully any payments when due, or (ii) fails to comply with any provision of the Plan, then (A) 100% (reduced only by the amounts actually paid and received by creditors) of all allowed claims of general unsecured creditors shall be immediately due and accelerated and (B) Hidden Splendor must immediately list its assets for sale.

Company Obligations Pursuant to the Term Sheet

From the date of the execution of the Term Sheet, the Company has agreed to pay all Hidden Splendor’s post-petition liabilities that Hidden Splendor cannot pay, in the ordinary course of business, in an amount not to exceed $1,560,000.  Additionally, the Company has agreed to make capital expenditures in connection with the operations of the Horizon Mine by making available at least $2,000,000 in new equipment within 180 days of the effective date of the Plan.  In the event the Company borrows money or otherwise incurs a liability to fund capital expenditures after Hidden Splendor’s Plan becomes effective, Hidden Splendor may make payments to service such debt up to $13,500 for every $1,000,000 dollars borrowed and made available to Hidden Splendor.  Hidden Splendor may make additional payments to the Company provided certain Plan repayment benchmarks are achieved.

The Company has also agreed to guarantee Hidden Splendor’s payments to general unsecured creditors under the Plan in an amount up to 25% of the collective amount of allowed claims held by the general creditors pool, which is approximately $750,000.  The Company has also agreed to guarantee payments under the Plan to the Internal Revenue Service up to 25% of its allowed priority claim, which is approximately $375,000.

Financial Obligations of Plan of Reorganization

The Company has reserved $500,000 for payment of the administrative earmark contribution.  The Company has also secured approximately $2,250,000 through a recent debt financing, the proceeds of which will be used to pay the Plan Funding Contribution.  The Company will rely on cash flow from operations and debt or equity financings to make capital expenditures in connection with the operations of the Horizon Mine.

Consolidation with Mid-State Services, Inc.

Hidden Splendor’s Chapter 11 bankruptcy proceeding is being consolidated with the Chapter 11 proceeding of Mid-State Services, Inc.  Under the proposed consolidated plan of reorganization, Mid-State Services, Inc.’s debt shall be the debt of Hidden Splendor and its assets shall become the assets of Hidden Splendor.

Financial Condition and Results of Operations.

The following discussion and analysis should be read together with the financial statements of America West Resources Inc. and Hidden Splendor and the respective accompanying "Notes to Financial Statements" included hereunder in this report.  This discussion summarizes the significant factors affecting the consolidated operating results, financial condition and liquidity and cash flows of America West Resources.  To better illustrate the operations of the Company, we provided pro forma income statement information as indicated below. Except for historical information, the matters discussed in this Management's Discussion and Analysis or Plan of Operation are forward-looking statements that involve risks and uncertainties and are based upon judgments concerning various factors that are beyond our control.

Material changes in financial statement line items.

The following table presents pro forma combined statement of operations data for both America West Resources and Hidden Splendor for the nine months ended September 30, 2008 for comparative purposes to prior year.   The deconsolidated loss from equity subsidiary is eliminated from America West Resources to properly reflect the activity of the two entities combined on a pro forma basis.

	America West Resources & subsidiary for the nine months ended September 30, 2008	Hidden Splendor (stand alone) for the nine months ended September 30, 2008	Pro Forma Combined 9 months ended September 30, 2008

Coal sales	$–	$5,654,412	$5,654,412
Coal production costs	–	4,483,110	4,483,110
Gross profit	–	1,171,302	1,171,302

Operating expenses:
General and administrative expenses	1,821,869	1,507,221	3,329,090

Loss from operations	(1,821,869)	(335,919)	(2,157,788)

Other income (expenses):
Other income	–	283,655	283,655
Equity loss in equity investee	(495,613)	–	–
Interest expense	(87,432)	(333,887)	(421,319)
Total other expenses	(583,045)	(50,232)	(137,664)

Reorganization items	–	109,462	109,462
Net Loss	$(2,404,914)	$(495,613)	$(2,404,914)

The following table presents pro forma combined statement of operations data for each of the periods indicated and presents the percentage of change in each line item from one period to the next.  Changes in items which we feel have no meaningful impact on operations are marked with the designation NM, which we mean to indicate “not meaningful.”

	Nine Months Ended September 30, 2008 (Pro forma)	Nine Months Ended September 30, 2007 (Historical)	Percentage Increase (Decrease)

Coal sales	$5,654,412	$3,250,959	74%
Coal production costs	4,483,110	3,812,561	18%
Gross profit (loss)	1,171,302	(438,398)	367%

Operating expenses:
General and administrative expenses and depreciation	3,329,090	2,602,698	28%

Loss from operations	(2,157,788)	(2,164,300)	(0.3%)

Other income (expenses):
Interest income	–	147	NM
Interest expense	(421,319)	(343,803)	23%
Other income (expense)	283,655	763,509	(140%)
Total other income (expense), net	(137,664)	419,853	(133%)

Reorganization items	109,462	–	100%

Net Loss	$(2,404,914)	$(1,744,447)	38%

Revenue
	Nine Months Ended September 30, 2008 (Pro forma)	Nine Months Ended September 30, 2007 (Historical)	Percentage Increase (Decrease)

Coal sales	$5,654,412	$3,250,959	74%

We had revenue from continuing operations for the nine months ended September 30, 2008 of $5,654,412, a 74% increase from revenues of $3,250,959 for the same nine month period in 2007.  All revenue was from coal sales from our Horizon coal mine operations by our wholly-owned subsidiary, Hidden Splendor Resources, Inc.  The increase was attributable to 1) increased production for the first nine months of 2008 compared to 2007, and 2) an average higher sales price per ton of coal for the nine months of 2008.  Increased production in 2008 was due to the Company opening a second section of the Horizon mine for production and enhanced equipment, 3) and better mining conditions.

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

Coal Production Costs
	Nine Months Ended September 30, 2008 (Pro forma)	Nine Months Ended September 30, 2007 (Historical)	Percentage Increase (Decrease)

Coal production costs	$4,483,110	$3,812,561	18%

        Our production costs during the nine months ended September 30, 2008 were $4,483,110, compared to $3,812,561 reported for the nine months ended September 30, 2007.  This increase of 18% is attributed to increase production and development in 2008, resulting from operational enhancements implemented during the first quarter of this year.

Gross Profit
	Nine Months Ended September 30, 2008 (Pro forma)	Nine Months Ended September 30, 2007 (Historical)	Percentage Increase (Decrease)

Gross profit (loss)	$1,171,302	$(438,398)	367%

Gross profit increased 367% from 2007 to 2008, primarily due to increased revenue and increased production for the reasons noted above.

General and Administrative Expenses
	Nine Months Ended September 30, 2008 (Pro forma)	Nine Months Ended September 30, 2007 (Historical)	Percentage Increase (Decrease)

General and administrative expenses and depreciation	$3,329,090	$2,602,698	28%

General and administrative expenses and depreciation for the nine months ended September 30, 2008 totaled $3,329,090, an increase of 28% over general and administrative expenses and depreciation of $2,602,698 in the prior year’s comparable nine month period.  The increase is primarily attributed to 1) the legal and accounting costs incurred in 2008 associated with being a publicly traded company, and 2) the administrative costs related to the bankruptcy of the Hidden Splendor subsidiary.

Loss from Operations
	Nine Months Ended September 30, 2008 (Pro forma)	Nine Months Ended September 30, 2007 (Historical)	Percentage Increase (Decrease)

Loss from operations	$(2,157,788)	$(2,164,300)	(0.3%)

Loss from operations decreased 0.3% primarily due to increased coal sales.

Total Other Income (Expenses)
	Nine Months Ended September 30, 2008 (Pro forma)	Nine Months Ended September 30, 2007 (Historical)	Percentage Increase (Decrease)

Total other income (expense)	$(137,664)	$(419,853)	(133%)

Total other income (expense) decreased 133% in the first nine months of 2008 to $137,664 compared to other income of $419,853 reported for the nine months ended September 30, 2007.

Net Loss
	Nine Months Ended September 30, 2008 (Pro forma)	Nine Months Ended September 30, 2007 (Historical)	Percentage Increase (Decrease)

Net Loss	$(2,404,914)	$(1,744,447)	38%

  For the reasons noted above, our net loss for the nine months ended September 30, 2008 increased 38% to $2,404,914, compared to $1,744,447 for the nine months ended September 30, 2007.  In 2007, we had other income related to the sale of marketable securities.

Liquidity and Capital Resources

Current plan to fund operations in 2009

The Company believes that it has sufficient funds to cover working capital needs for the balance of 2008. The Company has (i) entered into a debt financing arrangement to fund $2,250,000 and (ii) set aside cash of $500,000 to fund financial obligations relating to the confirmation of Hidden Splendor’s Plan, provided that the Plan is confirmed on or before December 5, 2008. We believe the Company’s working capital needs in 2009 consist of (i) approximately $3,500,000 to fund equipment and related supplies necessary to operate the Horizon Mine and for related activities, (ii) a minimum of $750,000 and a maximum of $1,100,000 to repay indebtedness obligations maturing on December 31, 2008.  The Company will also be required to repay between $2,800,000 and $3,190,000 of debt unrelated to Plan obligations in 2009, of which $2,800,000 is secured by the Columbia Mine lease and will mature in October 2009. Management believes that it will be able to retire this indebtedness from cash flow from operations.  However, it may be necessary to raise additional capital to fund obligations and working capital needs in 2009, either as a result of lower than anticipated revenues, higher than anticipated operating expenses, additional capital expenditure needs, or as the result of other factors outside of our control. As the Company has no debt or equity funding commitments, we will need to rely upon best efforts financings.  The failure to raise sufficient capital through future debt or equity financings or otherwise may cause the Company to curtail operations, sell assets, or result in the failure of our business.

Recent Equity and Debt Financings

From July 1, 2008 through October 27, 2008, the Company sold 18,205,000 shares of common stock in private placement transactions with accredited investors pursuant to Section 4(2) of the Act or Rule 506 of Regulation D promulgated thereunder resulting in gross proceeds of $2,730,750.

In October 2008, the Company and two unaffiliated third parties entered into a loan agreement pursuant to which the Company may borrow a principal amount of $2,800,000, of which $2,250,000 is currently funded in escrow to pay certain bankruptcy obligations of Hidden Splendor.  Pursuant to the terms of the escrow agreement dated October 9, 2008 by the Company and the lenders, the availability of the escrowed funds is subject to the confirmation of Hidden SplendorResources Inc’s Planby December 5, 2008, the documentation of a lien on the Company's interest in the lease for the Columbia Mine and certain other conditions.  A second advance of $550,000 will be funded to escrow upon approval of Hidden Splendor's Planand the satisfaction of the other conditions to funding in the loan agreement.  In addition, the Company and the lenders entered into a purchase agreement, pursuant to which the Company agreed, upon the confirmation of Hidden Splendor’s Planby December 31, 2008, to issue and sell to the lenders an aggregate of 10,000,000 shares of common stock for $200,000.  This transaction was a private placement issuance pursuant to Section 4(2) of the Act or Rule 506 of Regulation D promulgated thereunder with accredited investors.

Between June and October 2008, John Thomas Bridge & Opportunity Fund advanced the Company an aggregate principal amount of $925,000, bearing interest at the rate of 10% per annum, maturing on December 31, 2008. In connection with these loans, the John Thomas Bridge & Opportunity Fund was issued 3,249,999 shares of common stock as additional consideration. In September 2008, GeorgeJarkesy, a director of the Company,and an entity that he controls advanced the Company a principal amount of $70,000 and $20,000, respectively, bearing interest at the rate of 10% per annum, maturing on December 31, 2008. In connection with these loans, the Company issuedGeorgeJarkesy, a director of the Company,and an entity that he controls 233,333 and 66,667 shares of common stock, respectively, as additional consideration.  Dan Baker, the Company’s chief executive officer and a director,advanced the Company a principal amount of $50,000, bearing interest at the rate of 10% per annum, maturing on December 31, 2008 and received 166,667 shares of common stock as additional consideration.

In October 2008, the Company’s subsidiary borrowed $69,000 from a line of credit with a bank secured by collateral provided by AlexanderWalkerIII, the Company’s secretary and a director. As a result, Mr. Walker received 250,000 shares of common stock of the Company.  The line of credit matures on September 30, 2009.

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

 We do not issue or invest in financial instruments or their derivatives for trading or speculative purposes.  Our operations are conducted primarily in the United States, and, are not subject to material foreign currency exchange risk.  Although we have outstanding debt and related interest expense, market risk of interest rate exposure in the United Statesis currently not material.

ITEM 4T:	CONTROLS AND PROCEDURES

(a)      Evaluation of Disclosure Controls Procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the SEC under the Exchange Act, is recorded, processed, summarized, and reported within the time periods specified by the SEC’s rules and forms, and that information is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

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

Risks relating to our Financial Condition

We currently have revenues, but we are not profitable.

For the nine months ended September 30, 2008 and the twelve months ended December 31, 2007, the Company had coal sales of $5,654,412 and $5,044,312, respectively.  During these same periods, the Company had a loss from operations of $2,404,914 and $4,261,094, respectively.  The Company expects to have a loss from operations for the year ending December 31, 2008, and there can be no assurance that the Company will have a gain from operations or net income in fiscal 2009 or thereafter.

We need additional capital to implement our business plan.

The Company believes that it has sufficient funds to cover working capital needs for the balance of 2008. The Company has (i) entered into a debt financing arrangement to fund $2,250,000 and (ii) set aside cash of $500,000 to fund financial obligations relating to the confirmation of Hidden Splendor’s Plan, provided that the Plan is confirmed on or before December 5, 2008. We believe the Company’s working capital needs in 2009 consist of (i) approximately $3,500,000 to fund equipment and related supplies necessary to operate the Horizon Mine and for related activities, (ii) a minimum of $750,000 and a maximum of $1,100,000 to repay indebtedness obligations maturing on December 31, 2008.  The Company will also be required to repay between $2,800,000 and $3,190,000 of debt unrelated to Plan obligations in 2009, of which $2,800,000 is secured by the Columbia Mine lease and will mature in October 2009. Management believes that it will be able to retire this indebtedness from cash flow from operations.  However, it may be necessary to raise additional capital to fund obligations and working capital needs in 2009, either as a result of lower than anticipated revenues, higher than anticipated operating expenses, additional capital expenditure needs, or as the result of other factors outside of our control. As the Company has no debt or equity funding commitments, we will need to rely upon best efforts financings.  There can be no assurance that the Company will be successful in raising the required capital.  The failure to raise sufficient capital through future debt or equity financings or otherwise may cause the Company to curtail operations, sell assets, or result in the failure of our business.

Ourwholly-owned subsidiary is in Chapter 11 bankruptcy reorganization; No guarantee Hidden Splendor will emerge from bankruptcy.

Hidden Splendor filed a petition for Chapter 11 protection in October 2007.  Since that time, Hidden Splendor has operated the Horizon Mine as a debtor in possession.  There is no assurance that a Planwill be confirmed.  If Hidden Splendor is unsuccessful in its reorganization efforts, the bankruptcy court will mandate the sale of all assets owned by Hidden Splendor to pay debts owed to our creditors.  This will have an adverse effect on our business and will likely result in the cessation of our operations.

Financial Obligations of Plan of Reorganization.

Effective November 5, 2008, Hidden Splendor executed a Term Sheet submitted by the committee of unsecured creditors to Hidden Splendor and Mid-States that it believes contains the material terms that will be contained in the Plan under which Hidden Splendor shall emerge from bankruptcy.  Pursuant to the Term Sheet, the Company is obligated to fund $500,000 in “administrative earmark contribution” payments and $2,250,000 “plan funding contribution” payments, both of which have been provided for. Thereafter, the Term Sheet provides for payments to creditors over time in an aggregate principal amount of not less than approximately $10,000,000 and up to approximately $10,700,000 over a period not exceeding seven years from the effective date of the Plan.  Additionally, the Company is required to make capital expenditures and make timely monthly and quarterly payments.  The failure to comply with the terms of the Plan could result in the liquidation of the Horizon Mine, the only revenue generating asset of America West as of the date of this Report, likely resulting in the Company ceasing operations.

There is no guarantee the provisions of the Term Sheet will be incorporated into the Plan.

The Company believes that the provisions of the Term Sheet will become a material part of Hidden Splendor’s Plan; however, the Plan must be confirmed by the bankruptcy court and there can be no assurance that the Term Sheet will become a part of the Plan, or that the provisions of the Term Sheet will remain unchanged.  The Company believes that it will have cash flow from operations to fund the financial obligations of the Term Sheet; however, modification of the Term Sheet may result in a greater risk for the Company in meeting its financial obligations, jeopardizing the ability of the Company to remain in business.

We will not establish a reserve or sinking fund for the payment of creditors under Hidden Splendor’s Plan.

The Company is relying on cash flow from operations to fund Hidden Splendor’s payment obligations under the Plan.  We have not established a reserve or sinking fund in the event we cannot generate sufficient cash flow to make such payments.  Our secured creditors will maintain a lien on the Horizon Mine until payment in full.  Moreover, if we fail to make payments to our creditors under the Plan, then (i) 100% of all allowed claims of general unsecured creditors shall be immediately due and accelerated and (ii) the assets of Hidden Splendor, including the Horizon Mine, which is the Company’s primary asset, as of the date of this Report must be listed for sale. This would likely result in the Company ceasing operations.

Our business requires substantial capital investment and maintenance expenditures, which we may be unable to provide.

Our business strategy will require additional substantial capital investment in future periods.  We require capital for, among other purposes, reducing debt, acquiring new supplies and equipment, acquiring additional reserves including the Columbia Mine, maintaining the condition of our existing equipment and maintaining compliance with environmental laws and regulations. To the extent that cash generated internally is not sufficient to fund capital requirements in 2009, we will require additional debt and/or equity financing. However, this type of financing may not be available or, if available, may not be available on satisfactory terms.  Future debt financing, if available, may result in increased interest and amortization expense, increased leverage and decreased income available to fund operations.  In addition, future debt financing may limit our ability to withstand competitive pressures and render us more vulnerable to economic downturns.  If we fail to generate sufficient cash flow from operations in future periods or to obtain required capital in the future, we could be forced to reduce or delay capital expenditures, sell assets or restructure or refinance our indebtedness, or our business may fail.

The Company’s financial statements have been prepared assuming that it will continue as a going concern.

The Company incurred net losses of $2,404,914 for the nine months ended September  30, 2008, and had a working capital deficit of $623,925 as of September 30, 2008.  Furthermore, its wholly owned subsidiary Hidden Splendor filed for Chapter 11 reorganization in October 2007. These conditions raise substantial doubt as to our ability to continue as a going concern.  These conditions raise substantial doubt as to our ability to continue as a going concern.  Our financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company has based certain financial assumptions on projected coal prices and volume of production.

              The Company believes that it will be able to fund Plan payments, commencing in 2008 and continuing thereafter, as well as to fund other working capital requirements based upon cash flow from operations. This assumption is based upon (i) increased coal production and (ii) estimated sales prices in 2009 will not be less than current prices, both assumptions of which are out of our control and can not be assured. The failure of either of these assumptions to materialize will cause us to require more capital in 2009 to fund obligations. The Company has no debt or equity funding commitments and it will need to raise capital through best efforts financings.  There can be no assurance that the Company will be successful in raising additional capital. The failure to raise additional capital may cause the Company to curtail operations, sell assets, or result in the failure of our business.

Risks relating to our Business

Significant competition from entities with greater resources could result in our failure.

We operate in a highly competitive industry with national and international energy resources companies.  We face substantial competition in connection with the marketing and sale of our coal.  Most of our competitors are well established, have greater financial and marketing, personnel, other resources, and have been in business for longer periods of time than us.  Indeed, in the State of Utah, we are likely the smallest producer of coal in terms of production, reserves and available capital resources.  There is no assurance that we can maintain or expand our market share. The greater financial resources of such competitors will permit them to implement extensive marketing and production programs. Our competitors' use of their substantially greater resources could overwhelm our efforts to operate successfully and could cause our failure.

There is no assurance that our limited revenues will be sufficient to operate profitably, or that we will generate greater revenues in the future.

Hidden Splendor acquired the Horizon Mine in March of 2003.  We are a new entrant in the coal industry in the western United States.  We began mining operations in 2003.  We have not been profitable and have a limited operating history.  We should be regarded as a risky venture with all of the unforeseen costs, expenses, problems, risks and difficulties to which such ventures are subject.  Our coal sales for the year ended December 31, 2007 were approximately $5.0 million, and for the year ended December 31, 2006 were approximately $5.8 million.  There is no assurance that we can achieve greater sales or generate profitable sales.  We expect that many coal producers can and will produce and sell coal at cheaper prices per ton than our production cost rates.  Their production and sales could adversely affect our revenues and profits, if any. There is no assurance that we will ever operate profitably.  There is no assurance that we will generate continued revenues or ever be profitable.

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

Federal and state laws require bonds or cash deposits to secure our obligations to reclaim lands used for mining, to secure coal lease obligations and to satisfy other miscellaneous obligations.  During 2007, our reclamation bond obligation with the State of Utah totaled $387,000 and was met by transfer of the trust deed to real property owned by certain affiliates of the Company and pledged to secure the Company’s obligation.  The trust deed is in favor of the State of Utah and secures Hidden Splendor’s reclamation obligation in the event the Company is unable to pay the costs associated with reclaiming the Horizon Mine site when it is closed. At the end of 2006, our coal lease bond obligation to the Bureau of Land Management (“BLM”) in connection with our federal coal lease totaled $136,000 and was covered by a bond purchased by the Company which is secured by an irrevocable bank letter of credit, which in turn is secured by personal assets pledged by an officer of the Company.  There can be no assurance that these shareholders will continue to pledge personal property to secure these bonds in future periods, the failure of which would have a material adverse effect upon our operations.

Our bonds are typically renewable on a yearly basis if they are not posted with cash, and currently none of our bonds are in the form of cash.  Our failure to maintain, or inability to acquire, bonds that are required by state and federal law would have a material adverse effect on us.  That failure could result from a variety of factors including: the lack of availability, higher expense or unfavorable market terms of new bonds; restrictions on the availability of collateral for current and future bonds issuers under the terms of our indenture or new credit facility; and the exercise by third-party bond issuers of their right to refuse to renew the bonds

There may be delays in our production, resulting in poor profitability and cash flow, thus preventing us from meeting our financial obligations.

The Horizon mine has experienced delays in production off and on in previous years and during 2008 due to:

•	encountering rock faults, water, varying conditions of the coal seam, and other challenging mining conditions;
•	the breakdown of our mining equipment; and
•	the need to address safety regulations and/or safety-related citations issued by governmental agencies.

Many of the aforementioned challenges are beyond our control and/or are unpredictable.  If we encounter any or a combination of the aforementioned challenges for a prolonged period of time, our revenues, profitability, and cash flow may decrease, resulting in the inability to meet some or all of our financial obligations.

A significant extended decline in the prices we receivefor our coal could adversely affect our operating results and cash flows.

Our results of operations are highly dependent upon the prices we receive for our coal, which are closely linked to consumption patterns of electric generation.  Extended or substantial price declines for coal would adversely affect our operating results for future periods and our ability to generate cash flows necessary to improve productivity and expand operations.  Prices of coal may fluctuate due to factors beyond our control such as overall domestic and global economic conditions; the consumption pattern of industrial consumers, electricity generators and residential users; technological advances affecting energy consumption; domestic and foreign government regulations; price and availability of alternative fuels; price of foreign imports and weather conditions.  Any adverse change in these factors could result in weaker demand and possibly lower prices for our production, which would reduce our revenues and adversely affect our financial condition.

The loss of, or significant reduction in, purchases by our largest customers could adversely affect our revenues.

We currently sell the majority of our coal to three customers, each of which will account for in excess of 10% of our revenue in 2008.  If any one of these three customers were to significantly reduce their purchases of coal from us, or if we were unable to continue to sell coal to them on terms as favorable to us as the terms under our current agreements, our financial condition and results of operations could suffer materially.

There is no assurance that we will find purchasers for our product at profitable prices.

If we are unable to find buyers willing to purchase our coal at profitable prices, our revenues would suffer.

Our inability to diversify our operations may subject us to economic fluctuations within our industry.

Our limited financial resources reduce the likelihood that we will be able to diversify our operations.  Our inability to diversify our activities into the operation of more than one coal mine will subject our single-mine operation to economic fluctuations within the coal industry and, therefore, increase the risks associated with our operations.

Disruption of rail, barge, overland conveyor and other systems that deliver our coal or an increase in transportation costs could make our coal less competitive.

Coal producers depend upon rail, barge, trucking, overland conveyor and other systems to provide access to markets.  Disruption of transportation services because of weather-related problems, strikes, lock-outs, break-downs of locks and dams or other events could temporarily impair our ability to supply coal to customers and adversely affect our profitability.  Transportation costs represent a significant portion of the delivered cost of coal and, as a result, the cost of delivery is a critical factor in a customer’s purchasing decision.  Increases in transportation costs could make our coal less competitive.

Terrorist attacks and threat, escalation of military activity in response to such attacks or acts of war may negatively affect our business, financial condition and results of operations.

Terrorist attacks and threats, escalation of military activity in response to such attacks or acts of war may negatively affect our business, financial condition and results of operations.  Our business is affected by general economic conditions, fluctuations in consumer confidence and spending, and market liquidity, which can decline as a result of numerous factors outside of our control, such as terrorist attacks and acts of war.  Future terrorist attacks against U.S.targets, rumors or threats of war, actual conflicts involving the United Statesor its allies, or military or trade disruptions affecting our customers may materially adversely affect our operations.  As a result, there could be delays or losses in transportation and deliveries of coal to our customers, decreased sales of our coal and extension of time for payment of accounts receivable from our customers.  Strategic targets such as energy-related assets may be at greater risk of future terrorist attacks than other targets in the United States.  In addition, disruption or significant increases in energy prices could result in government-imposed price controls.  It is possible that any, or a combination, of these occurrences could have a materially adverse effect on our business, financial condition and results of operations.

Competition within the coal industry may adversely affect our ability to sell our coal andovercapacity in the coal industry could adversely affect pricing, either of which could impair our profitability.

We compete with coal producers in various regions of the United Statesfor domestic sales primarily to power generators.  Demand for our coal by our principal customers is affected by the delivered price of competing coals, other fuel supplies and alternative generating sources, including nuclear, natural gas, oil and renewable energy sources, such as hydroelectric power.  Recent increases in coal prices could encourage the development of expanded capacity by new or existing coal producers.  Any resulting overcapacity could affect our ability to sell coal or reduce coal prices, either of which would likelyreduce our revenues.

We require a skilled workforce to run our business.  If we cannot hire qualified people to meet replacement or expansion needs, we may not be able to achieve planned results.

Most of our workforce is comprised of people with technical skills related to coal mining.  Someof our workforce is 50 years of age or older.  We expect that some of our employees mayretire between now and the next five to seven years.  This will require us to conduct an expanded and sustained effort to recruit new employees to replace those who retire and to fill new jobs as we grow our business.  Alack of qualified people may adversely impact our operations and profitability.

The characteristics of coal may make it difficult for coal users to comply with various environmental standards, which are continually under review by international, federal and state agencies, related to coal combustion.  As a result, they may switch to other fuels, which would adversely affect our sales.

Coal contains impurities, including sulfur, mercury, chlorine and other elements or compounds, many of which are released into the air when coal is burned.  Stricter environmental regulations of emissions from coal-fired electric generating plants could increase the costs of using coal thereby reducing demand for coal as a fuel source, the volume of our coal sales and price.  Stricter regulations could make coal a less attractive fuel alternative in the planning and building of utility power plants in the future.

For example, in order to meet the federal Clean Air Act limits for sulfur dioxide emissions from electric power plants, coal users will need to install scrubbers, use sulfur dioxide emission allowances (some of which they may purchase), or switch to other fuels.  Each option has limitations.  Lower sulfur coal may be more costly to purchase on an energy basis than higher sulfur coal depending on mining and transportation costs.  The cost of installing scrubbers is significant and emission allowances may become more expensive as their availability declines.  Switching to other fuels may require expensive modification of existing plants.  Because higher sulfur coal currently accounts for a significant portion of our sales, the extent to which power generators switch to alternative fuel could materially affect us if we cannot offset the cost of sulfur removal by lowering the delivered costs of our higher sulfur coals on an energy equivalent basis.

Proposed reductions in emissions of mercury, sulfur dioxides, nitrogen oxides, particulate matter or greenhouse gases may require the installation of additional costly control technology or the implementation of other measures, including trading of emission allowances and switching to other fuels.  For example, in 2005 the Environmental Protection Agency proposed separate regulations to establish mercury emission limits nationwide and to reduce the interstate transport of fine particulate matter and ozone through reductions in sulfur dioxides and nitrogen oxides throughout the eastern United States.  The Environmental Protection Agency continues to require reduction of nitrogen oxide emissions in a number of eastern states and the District of Columbiaand will require reduction of particulate matter emissions over the next several years for areas that do not meet air quality standards for fine particulates.  In addition, Congress and several states may consider legislation to further control air emissions of multiple pollutants from electric generating facilities and other large emitters.  Any new or proposed reductions will make it more costly to operate coal-fired plants and could make coal a less attractive fuel alternative to the planning and building of utility power plants in the future.  To the extent that any new or proposed requirements affect our customers, this could adversely affect our operations and results.

Wemay not be able to produce sufficient amounts of coal to fulfill our customers’ requirements, which could harm our relationships with customers.

We may not be able to produce sufficient amounts of coal to meet customer demand, including amounts that we are required to deliver under contracts.  In such case, our inability to satisfy contractual obligations could result in our customers initiating claims against us.

Our mining operations consume significant quantities of commodities, the price of which is determined by international markets.  If commodity prices increase significantly or rapidly, it could impact our cost of production.

Coal mines consume large quantities of commodities such as steel, copper, rubber products and liquid fuels.  Some commodities, such as steel, are needed to comply with roof control plans required by regulation.  The prices we pay for these products are strongly impacted by the global commodities market.  A rapid or significant increase in cost of some commodities could impact our mining costs because we have a limited ability to negotiate lower prices, and, in some cases, do not have a ready substitute for these commodities.

We must obtain governmental permits and approvals to commence production with the Columbiamine.  Obtaining these permits and approvals can be a costly and time consuming process and can result in restrictions on our operations.

Regulatory authorities exercise considerable discretion in the timing and scope of permit issuance.  Requirements imposed by these authorities may be costly and time consuming and may result in delays in the commencement or continuation of exploration or production operations.  Further, the public has the right to comment on and otherwise participate in the permitting process, including through administrative appeals of permits and possibly further appeals in the courts.  Accordingly, the new permit(s) we will need to operate the Columbiamine may not be issued, or if issued, may not be issued in a timely fashion, or may involve requirements which restrict our ability to conduct our Columbiamining operations or to do so profitably.

Proposals to regulate greenhouse gas emissions could impact the market for our fossil fuels, increase our costs, and reduce the value of our coal assets.

Numerous proposals have been made at the international, national, regional, and state levels of government that are intended to limit emissions of greenhouse gas (“GHGs”), such as carbon dioxide and methane.  Combustion of fossil fuels, such as the coal and gas we produce, results in the creation of carbon dioxide that is currently emitted into the atmosphere by coal and gas end users.  Several states have already adopted measures requiring reduction of GHGs within state boundaries.  If comprehensive regulations focusing on GHGs emission reductions were to be enacted by the United Statesor additional individual states, it may adversely affect the use of and demand for fossil fuels, particularly coal.  Further regulation of GHGs could occur in the United Statespursuant to treaty obligations, regulation under the clean air act, or regulation under state law.  In 2007, the U.S. Supreme Court held in Massachusettsv.  Environmental Protection Agency, that the Environmental Protection Agencyhad authority to regulate GHG’s under the Clean Air Act,reversing the Environmental Protection Agency’sinterpretation of the Clean Air Act.  This decision could lead to federal regulation of GHGs under the existing clean air act of coal-fired electric generation stations, which could adversely affect demand for our coal.

Government laws, regulations and other legal requirements relating to protection of the environment, health and safety matters and others that govern our business increase our costs of doing business for both coal and gas, and may restrict our operations.

We are subject to laws, regulations and other legal requirements enacted or adopted by federal, state and local, as well as foreign authorities relating to protection of the environment and health and safety matters, including those legal requirements that govern discharges of substances into the air and water, the management and disposal of hazardous substances and wastes, the cleanup of contaminated sites, groundwater quality and availability, plant and wildlife protection, reclamation and restoration of mining or drilling properties after mining or drilling is completed, the installation of various safety equipment in our mines, control of surface subsidence from underground mining and work practices related to employee health and safety.  Complying with these requirements, including the terms of our permits, has had, and will continue to have, a significant effect on our costs of operations and competitive position.  In addition, we could incur substantial costs, including clean up costs, fines and civil or criminal sanctions and third party damage claims for personal injury, property damage, wrongful death, or exposure to hazardous substances, as a result of violations of or liabilities under environmental and health and safety laws.

Our mines are subject to stringent federal and state safety regulations that increase our cost of doing business at active operations, and may place restrictions on our methods of operation.  In addition, government inspectors under certain circumstances, have the ability to order our operation to be shut down based on safety considerations.

Stringent health and safety standards were imposed by federal legislation when the Federal Coal Mine Health and Safety Act of 1969 was adopted.  The Federal Coal Mine Safety and Health Act of 1977 expanded the enforcement of safety and health standards of the Coal Mine Health and Safety Act of 1969 and imposed safety and health standards on all (non-coal as well as coal) mining operations.  Regulations are comprehensive and affect numerous aspects of mining operations, including training of mine personnel, mining procedures, the equipment used in mine emergency procedures, mine plans and other matters.  The various requirements mandated by law or regulation can have a significant effect on operating costs and place restrictions on our methods of operations.  In addition, government inspectors under certain circumstances, have the ability to order our operation to be shut down based on safety considerations.

There are uncertainties in estimating our economically recoverable coal reserves, and inaccuracies in our estimates could result in lower than expected revenues, higher than expected costs and decreased profitability.

There are uncertainties inherent in estimating quantities and values of economically recoverable coal reserves, including many factors beyond our control.  As a result, estimates of economically recoverable coal reserves are by their nature uncertain.  Information about our reserves consists of estimates based on engineering, economic and geological data assembled and analyzed by our staff. Some of the factors and assumptions which impact economically recoverable reserve estimates include:

• geological conditions;
• historical production from the area compared with production from other producing areas;
• the assumed effects of regulations and taxes by governmental agencies;
• assumptions governing future prices; and
• future operating costs, including cost of materials.

Each of these factors may in fact vary considerably from the assumptions used in estimating reserves.  For these reasons, estimates of the economically recoverable quantities of coal attributable to a particular group of properties, and classifications of these reserves based on risk of recovery and estimates of future net cash flows, may vary substantially.  Actual production, revenues and expenditures with respect to our reserves will likely vary from estimates, and these variances may be material.  As a result, our estimates may not accurately reflect our actual reserves.

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

We do not insure against all potential operating risks.  We may incur losses and be subject to liability claims as a result of our operations.

We maintain insurancefor some, but not all, of the potential risks and liabilities associated with our business.  For some risks, we may not obtain insurance if we believe the cost of available insurance is excessive relative to the risks presented.  As a result of market conditions, premiums and deductibles for certain insurance policies can increase substantially, and in some instances, certain insurance may become unavailable or available only for reduced amounts of coverage.  As a result, we may not be able to renew our existing insurance policies or procure other desirable insurance on commercially reasonable terms, if at all.  Although we maintain insurance at levels we believe are appropriate and consistent with industry practice, we are not fully insured against all risks.  In addition, pollution and environmental risks generally are not fully insurable.  Losses and liabilities from uninsured and underinsured events and delay in the payment of insurance proceeds could have a material adverse effect on our financial condition, results of operations and cash flows.

We are dependent upon the services of Messrs. Baker and Walker

The success of the Company is dependent upon, among other things, the services of Dan R. Baker, our chief executive officer, and Alexander Walker III, our chairman and secretary. The Company has entered into employment agreements with Messrs. Baker and Walker, but does not maintain any key man insurance of the lives of either Messrs. Baker or Walker. The loss of either of these executives, for any reason, would have a material adverse effect on the Company.

Some of our Officers and Directors have limited or no prior experience in the coal business and that lack of experience could harm our business.

Our chief financial officer was not involved in the coal industry prior to the time he joinedmanagement in January 2008.  Other board members also have limited experience in the coal industry.  This lack of experience could place the Company at a competitive disadvantage.

Risks relating to our Common Stock

Future sales of our common stock could lower our stock price.

We may issue additional shares of Company common stock to finance future acquisitions.  We cannot predict the size of future issuances of our common stock or the effect, if any, that future issuances and sales of shares of our common stock will have on the market price of our common stock.  Sales of substantial amounts of our common stock, or the perception that such sales could occur, may adversely affect prevailing market prices for our common stock.  Moreover, sales of our common stock by existing shareholders could also depress the price of our common stock.

We presently do not intend to pay cash dividends on our common stock.

We currently anticipate that no cash dividends will be paid on the common stock in the foreseeable future.  Therefore, prospective investors who anticipate the need for immediate income by way of cash dividends from their investment should not purchase our common stock.

Control by current shareholders.

The current shareholders have elected the directors and the directors have appointed current executive officers to serve America West.  The current shareholders will continue to have the ability to elect the directors for the foreseeable future.  The voting power of these shareholders could also discourage others from seeking to acquire control of us through the purchase of our common stock which might depress the price of our common stock.

There is not now, and there may not ever be, an active market for the Company’s common stock.

There currently is a limited public market for the Company’s common stock.  Further, although the common stock is currently quoted on the OTC Bulletin Board, trading of its common stock may be extremely sporadic.  For example, several days may pass before any shares may be traded.  As a result, an investor may find it difficult to dispose of, or to obtain accurate quotations of the price of, the common stock.  Accordingly, investors must assume they may have to bear the economic risk of an investment in the common stock for an indefinite period of time.  This severely limits the liquidity of the common stock, and would likely have a material adverse effect on the market price of the common stock and on the Company’s ability to raise additional capital.

The Company cannot assure you that our common stock will become liquid or that the common stock will be listed on a securities exchange.

Until the common stock is listed on an exchange, the Company expects its common stock to remain eligible for quotation on the OTC Bulletin Board, or on another over-the-counter quotation system, or in the “pink sheets.”  In those venues, however, an investor may find it difficult to obtain accurate quotations as to the market value of the common stock.  In addition, if the Company fails to meet the criteria set forth in the Securities and Exchange Commission (“SEC”) regulations, various requirements would be imposed by law on broker-dealers who sell the Company’s securities to persons other than established customers and accredited investors.  Consequently, such regulations may deter broker-dealers from recommending or selling the common stock, which may further affect the liquidity of the common stock.  This would also make it more difficult for the Company to raise additional capital.

Applicable SEC rules governing the trading of “penny stocks” limits the trading and liquidity of the Shares as well as the shares of common stock underlying the Warrants which may affect the trading price of the common stock.

The common stock is currently quoted on the OTC Bulletin Board, and trades below $5.00 per share; therefore, the common stock is considered a “penny stock” and subject to SEC rules and regulations which impose limitations upon the manner in which such shares may be publicly traded. These regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the associated risks. Under these regulations, certain brokers who recommend such securities to persons other than established customers or certain accredited investors must make a special written suitability determination regarding such a purchaser and receive such purchaser’s written agreement to a transaction prior to sale. These regulations have the effect of limiting the trading activity of the common stock and reducing the liquidity of an investment in the common stock.

The price of the Company’s common stock may become volatile, which could lead to losses by investors and costly securities litigation.

The trading price of the common stock is likely to be highly volatile and could fluctuate in response to factors such as:

•	actual or anticipated variations in the Company’s operating results;
•	announcements of developments by the Company or its competitors;
•	announcements by the Company or its competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;
•	adoption of new accounting standards affecting the Company’s industry;
•	additions or departures of key personnel;
•	adoption of new or revised regulation in the industry;
•	sales of the Company’s common stock or other securities in the open market; and
•	other events or factors, many of which are beyond the Company’s control.

The stock market is subject to significant price and volume fluctuations. In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been initiated against the company. Litigation initiated against the Company, whether or not successful, could result in substantial costs and diversion of its management’s attention and resources, which could harm the Company’s business and financial condition.

ITEM 2.	CHANGES IN SECURITIES

Since December 31, 2007, through the date of this report, the Company has issued 30,613,333 common shares for $4,610,750 cash and 3,716,667 common shares as part of the $1,065,000 in loans made to the Company.  All such shares were restricted and were issued in reliance on the exemption from registration pursuant to section 4(2) of the Securities Act of 1933and Rule 506 of Regulation D promulgated thereunder.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

The Company’s wholly-owned subsidiary, Hidden Splendor is in default on its obligations to Zion’s First National Bank.  This includes the line of credit and two loans which comprise substantially all of the Company’s debt.  On October 9, 2007, Hidden Splendor received a default letter dated October 5, 2007 from Zion’s First National Bank (“Zion’s”) in connection with the various loans Zion’s has made to Hidden Splendor.  Such loans are detailed in the financial statements and the notes to the financial statements filed in America West Resources’ Form 10-KSB for the fiscal year ended December 31, 2007 filed on April 29, 2008.

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

Effective October 31, 2008, holders of in excess of 50% of our issued and outstanding shares of common stock agreed to amend the Company’s Articles of Incorporation to (i) increase the number of authorized shares of common stock from 200,000,000 shares to 300,000,000 shares and (ii) provide that the provisions of NRS 78.378 to 78.3793, inclusive (acquisition of controlling interest), are not applicable to the Company.  The Company filed a preliminary Schedule 14C with the SEC on November 12, 2008 and expects to mail the definitive Schedule 14C to all holders of Company common stock in late-November 2008.  This action will be effective 20 days after the mailing of the definitive Schedule 14C to all shareholders and upon filing the appropriate amendment with the Nevada Secretary of State, such effective date expected to be in December 2008.

ITEM 5.	OTHER INFORMATION

(a)      BUSINESS.

The Company

America West is an established domestic coal producer engaged in the mining of clean and compliant (low-sulfur) coal. Substantially all of our coal is sold to utility companies for use in the generation of electricity.  We have three large customers that will purchase substantially all of the coal we mine in fiscal 2008, and we sell our coal to two of these customers pursuant to contracts ranging from one to two years with fixed prices and to one of these customers at spot prices pursuant to short term purchase orders. We operate the Horizon Mine located in Carbon County, Utah, and we plan to expand mining operations in this mine, commence additional mining in the Columbia Mine as early as 2011, and acquire additional mining properties. We believe that there is already a shortage of Utah coal supply and management anticipates the demand for the clean, compliant Utah coal to remain strong, resulting in higher spot prices in the future.  The Company’s strategy is to expand operations to meet this perceived demand.  Management has significant experience in the coal mining industry, and we believe the Company is positioned well to grow its market share.

Global economic growth, the primary driver of energy demand, is conservatively forecast to average 3.2% per annum between 2002 and 2030 according to the World Coal Institute (“WCI”). Population growth will continue, with the world population expected to reach over 8 billion by 2030, from its current level of 6.4 billion according to the United Nations’ 2004 world population prospects report. International Energy Agency (“IEA”) projections indicate that, if governments continue with current energy policies, global demand for energy will increase by almost 60% by 2030, with more than two-thirds of this increase coming from developing countries.  Fossil fuels will continue to dominate energy consumption – accounting for around 85% of the increase in world primary energy demand over the next 30 years, according to the IEA. While nuclear energy provides a significant proportion of energy in some economies, it can face very long permitting and construction cycles and private financing is difficult to find. Renewable energies are growing fast but from a small base and by 2030 they are still only expected to meet 14% of total energy demand according to the IEA.

Coal prices in the western United States increased during 2008 according to the Energy Information Administration (“EIA”). This price escalation is primarily attributable to increased international demand, escalation of oil prices, the weakening of the United States dollar. While we can’t predict that prices for coal will continue to escalate, as a result of the recent drop in oil prices and the worldwide economic downturn, we believe that a large amount of the electricity in the United States will continue to be generated by coal.

Coal Industry

We believe that rapid economic expansion in developing nations, particularly China and India, has increased global demand for coal. We expect coal exports from the United States to increase in response to growing global coal demand, particularly as some of the traditional coal export nations experience mine, port, rail and labor challenges. We estimate that higher domestic demand for coal and higher U.S. coal exports will positively influence domestic coal demand. Additionally, we expect decreased production, particularly in the Central Appalachian region of the United States, to adversely impact domestic coal supply in the coming years. We anticipate continuing demand growth and weaker coal supplies to exert upward pressure on coal pricing in the future.

Global Coal Supply and Demand.

Because of its availability, stability and affordability, coal is a major contributor to the global energy supply, providing approximately 40% of the world’s electricity, according to the WCI. Coal is also used in producing approximately 70% of the world’s steel supply, according to the WCI. Coal reserves can be found in 70 countries around the world.

Coal is traded worldwide and can be transported to demand centers by ship and by rail. Worldwide coal production approximated 5.9 billion tons in 2006 and 5.4 billion tons in 2005, according to the WCI. China produces more coal than any other country in the world. Historically, Australia has been the world’s largest coal exporter, exporting more than 200 million tons in each of the last three years, according to the WCI. China, Indonesia and South Africa have also historically been significant exporters in the global coal markets, however, growing demand in China has resulted in declining coal exports and increasing coal imports. These trends have caused China to become a less significant seaborne coal supply source.

U.S. Coal Consumption.

In the United States, coal is used primarily by power plants to generate electricity, by steel companies to produce coke for use in blast furnaces and by a variety of industrial users to heat and power foundries, cement plants, paper mills, chemical plants and other manufacturing and processing facilities. Coal consumption in the United States has increased from 505.8 million tons in 1973 to approximately 1.2 billion tons in 2007, based on information provided by the EIA.

Throughout the United States, coal has long been favored as a fuel to produce electricity because of its cost advantage and its availability. Since 1973, the use of coal to generate electricity in the United States has nearly tripled in response to growing electricity demand. According to the EIA, coal accounted for approximately 49% of U.S. electricity generation in 2007 and is projected to account for approximately 55% in 2030.  Much of the projected growth in U.S. coal consumption occurs after 2015, when a substantial amount of new coal-fired generating capacity is projected to come on line.

According to the National Mining Association (“NMA”), coal is the lowest-cost fossil fuel used in producing electricity. We estimate that the cost of generating electricity from coal is less than one-third of the cost of generating electricity from other fuels. According to the EIA, the average delivered cost of coal to electric power generators during the first ten months of 2007 was $1.77 /mm Btus.

The EIA projects that power plants will increase their demand for coal as demand for electricity increases. The EIA estimates that electricity demand may increase up to 39% by 2030, despite continuing efforts throughout the United States to become more energy efficient. Coal consumption has generally grown at the pace of electricity growth because coal-fueled electricity generation is used in most cases to meet baseload requirements.

Coal is expected to remain the fuel of choice for domestic power generation through at least 2030, according to the EIA. Through that time, we expect new technologies intended to lower emissions of mercury, sulfur dioxide, nitrogen oxide and particulate matter will be introduced into the power generation industry. We believe these technological advancements will help coal retain its role as a key fuel for electric power generation well into the future.

The other major market for coal is the steel industry. Coal is essential for iron and steel production. According to the WCI, approximately 64% of all steel is produced from iron made in blast furnaces that use coal. The steel industry uses metallurgical coal, which is distinguishable from other types of coal because of its high carbon content, low expansion pressure, low sulfur content and various other chemical attributes. As such, the price offered by steel makers for metallurgical coal is generally higher than the price offered by power plants and industrial users for steam coal. Rapid economic expansion in China, India and other parts of southeast Asia has significantly increased the demand for steel in recent years.

Over the past year, prices for oil and natural gas in the United States have reached record levels because of increasing demand and tensions regarding international supply, although recently prices have dropped markedly. Historically high oil and gas prices and global energy security concerns have increased government and private sector interest in converting coal into liquid fuel, a process known as liquefaction. Liquid fuel produced from coal can be refined further to produce transportation fuels, such as low-sulfur diesel fuel, gasoline and other oil products, such as plastics and solvents. We also expect advances in technologies designed to convert coal into electricity through coal gasification processes and to capture and sequester carbon dioxide emissions from electricity generation and other sources. These technologies have garnered greater attention in recent years due to developing concerns about the impact of carbon dioxide on the global climate. We believe the advancement of coal-conversion and other technologies represents a positive development for the long-term demand for coal.  We believe that this advancement will continue despite the recent decline in oil and natural gas prices.

 U.S. Coal Production.

The United States produces approximately one-fifth of the world’s coal production and is the second largest coal producer in the world, exceeded only by China. Coal in the United States represents approximately 94% of the domestic fossil energy reserves with over 250 billion tons of recoverable coal, according to the U.S. Geological Survey. The U.S. Department of Energy estimates that current domestic recoverable coal reserves could supply enough electricity to satisfy domestic demand for more than 200 years.

Coal Mining Methods

The geological characteristics of our coal reserves largely determine the coal mining method we employ. Currently, we employ underground mining through the use of continuous miner equipment.

First introduced in the late 1940’s, continuous miners provided a quantum leap in the speed and efficiency of extracting coal.  Modern versions operate on basically the same principal as their predecessors using a large rotating steel drum equipped with tungsten carbide steel “teeth” or cutting bits to cut the coal. Continuous mining currently accounts for about 49% of total U.S. underground coal production each year.

            Standard continuous miners can extract coal at a rate of up to 38 tons a minute depending upon the seam thickness. New, more powerful continuous miners are highly productive and are remotely controlled being designed for a variety of seams and mining conditions. These make possible even fuller recovery of the available coal, while removing the machine operator further from the working area.

            Continuous miners operate a room and pillar mining system. A series of 18 to 20 foot wide rooms are driven in the coalbed with pillars or columns of coal left standing to help support the roof. Roof bolts, typically four to six feet long steel bolts, are inserted into holes bored into the roof to bind the strata together support the roof.

Room-and-pillar mining is effective for small blocks of thin coal seams. In room-and-pillar mining, we cut a network of rooms into the coal seam, leaving a series of pillars of coal to support the roof of the mine. We use continuous miners to cut the coal and shuttle cars to transport the coal to a conveyor belt for further transportation to the surface. The pillars generated as part of this mining method can constitute up to 40% of the total coal in a seam. Higher seam recovery rates can be achieved if pillar extraction mining is used. In pillar extraction mining, coal is mined from the pillars in a developed area of the mine while the roof of the mine is supported with mining equipment known as mobile roof supports. As coal from the pillars is extracted, the mobile roof supports are slowly moved back and the roof is allowed to collapse in a controlled fashion. Once we finish mining in an area, we generally abandon that area and seal it from the rest of the mine.

Coal Preparation

Generally, coal extracted from the ground, particularly at our underground mining operations, contains impurities, such as rock, shale and clay, and occurs in a wide range of particle sizes.  Accordingly, mining companies must treat the coal extracted from mines to ensure a consistent quality and to enhance its suitability for particular end-users.  Coal that has a high concentrate in ash requires washing to eliminate impurities.  The coal we mine does not require washing, as it is low in ash.

Location of our Operations.

The Company’s only coal mining operation is the Horizon Mine.  The Company maintains office space at 3266 South 125 West, Price, Utah for general administrative purposes.  The Company maintains its corporate offices at 57 West 200 South, Salt Lake City, Utah.

The location and means of access to the Horizon Mine.

The Horizon Mine is located approximately 11 miles West of Helper, Carbon County, Utah.  The mine property abuts a county road known as Consumers Road which allows vehicular access to the mine and allows transportation of coal from the mine.

The Company’s right to operate the Horizon Mine.

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

Previous operations of the Horizon Mine.

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

Current operations of the Horizon Mine.

The Horizon Mine is currently operational, producing “compliant” thermal coal with an average of approximately 12,000 BTU and 0.5% sulfur.  Since 2003, the Company has extracted over 1.3 million tons of coal from the mine.  While most coal mines in Utah mine coal using large and expensive longwall mine units, we mine coal from the Horizon Mine using continuous miner machines.  Longwall mining is best suited for large, flat and uninterrupted blocks of coal.  Because the coal seam in which we mine contains many faults and fractures, a long-wall operation in our mine is not economically feasible, and coal is best mined with a continuous miner which can more easily follow the contours of the coal seam as it rises and falls.

A continuous miner cuts the coal from the seam and places it in shuttle cars, which take the coal from the continuous miner to the conveyor belts.  The conveyor belts then move the coal out of the mine where the coal is crushed to size and piled for loading into trucks.  Coal mined from the Horizon Mine is loaded into trucks which haul the coal either directly to end users of the coal or to distribution facilities known as loadouts where the coal is loaded into rail cars and transported via rail to customers.  The Horizon Mine is located approximately 8 miles from the nearest loadout facility and approximately 16 miles from the loadout facility most commonly used to ship our coal to end users.

The Horizon Mine coal is currently being sold at an average sale price of approximately $51 per ton as of the date of this Report, and was sold at an average price of $35 per ton during a nine-month period ended September 30, 2008.

The Company’s average production cost per ton for the nine months ended September 30, 2008 is approximately $20 per ton.  General and administrative expenses averaged approximately $400,000 per month, equating to approximately $17 per ton, during this period.  As production escalates, we believe that the production expense and general and administrative cost per ton should decrease as a percentage of sales as a result of economies of scale.  Average monthly production for January through May 2008 was approximately 22,000 tons per month, operating as a one-section mine.  In late May 2008, the Horizon Mine began deploying a second continuous miner and commenced production in a second section of the mine.  In June 2008, production exceeded 31,000 tons as a result of the production from the second mine.  In July, August and September 2008, production averaged approximately 14,100 tons per month due to both miners mining through a fault in the coal seam, some equipment breakdowns, and other adverse conditions in the mine.

Management’s plan is to escalate production to an average of 60,000 tons per month after the fault is crossed and the second miner has reached full capacity.  The Company intends to lease and deploy a third continuous miner, a shuttle car, and other key equipment to enable the Horizon Mine to operate as a three section mine during 2009.  In addition, the Company intends to upgrade one continuous miner and one shuttle car.  With these equipment additions/upgrades, we believe monthly production should increase.

Management estimates there are in excess of 100 million tons of additional recoverable coal reserves adjacent to the Horizon Mine.  The Company has already submitted a lease by application to the Bureau of Land Management (“BLM”) to access and lease approximately eight million recoverable tons of the adjacent reserves.  The Company intends to pursue additional adjacent reserves by negotiating with officials of Carbon County and the BLM.

Columbia Property

               In July 2008, we entered into a coal mining lease and option to purchase with C&P Coal Associates, LLC and obtained the right to permit, develop and mine the currently closed coal mine known as the Columbia Coal Mine (“Columbia Mine”). The Columbia property consists of 5,200 acres in Carbon County, Utah – in the same county of the Horizon Mine.  The Columbia mine was operated by United States Steel Corporation producing coal for its coking plants.  The mine was shut down in 1966, primarily due to the downturn in the steel industry.  The Columbia property is estimated to have approximately 50 million tons of recoverable mid-vol metallurgical coal reserves with an additional estimated 40 million tons of reserves adjacent to the property.  We plan to complete the permitting process, which has begun, and then commence mining operations. We anticipate that the permitting process will take up to 18 months, with an additional 12 month period required to obtain the necessary equipment to enable mining operations to start. We believe that the primary market for coal produced from the Columbia Mine will be international, with China, Mexico, and India possible end-users.

Coal Washing

The demand for coal washing in the Company’s area creates an opportunity for an additional revenue stream.  The Company intends to acquire coal washing equipment to offer coal washing services to nearby mines.

Growth Strategy

The Company’s short-term growth strategy is to acquire and upgrade equipment at the Horizon Mine with the goal to escalate production.  The Company also intends to increase its coal reserve base by securing additional reserves adjacent to the Horizon Mine.  The Company will continue to work with Carbon County and the BLM officials in an effort to obtain more reserves.  The Company also intends to proceed with completing the Columbia permit and position the Columbia mine to commence production by early 2011.  The Company will require an estimated $15 million of additional working capital to commence production at Columbia.  In addition, the Company believes additional existing coal mining operations and reserves exist as potential acquisition opportunities in the Western region of the United States.

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

Our Customers

During fiscal 2007, we had one customer that purchased substantially all of our coal. We expect that three customers will each account for in excess of 10% of our revenues during 2008, as well as in 2009. We have entered into contracts with two of these customers to deliver a certain quantity of coal at fixed prices, subject to other terms and conditions that are standard in the industry. With respect to customers not subject to long-term contracts, we have short-term or market delivery and price contracts that we negotiate and perform on a continuous basis. Our strategy is to have a combination of long-term and short-term delivery contracts.

Governmental Approvals

We pay a royalty to the federal government on coal sales from the Horizon Mine.  This royalty currently is equal to 8% of all coal sales and is payable on a monthly basis.  We have applied for a reduction in the royalty rate which applies to its coal sales, but as of the date of this Report, the Company has not received an approval of a reduction in the royalty it is obligated to pay.

The Horizon Mine is under the authority of an operating permit granted by the State of Utah Natural Resources Department, Division of Oil Gas and Mining (“DOGM”).  Also, Hidden Splendor’s mining operations are subject to approval from the BLM.  In this regard, Hidden Splendor has filed a Resource Recovery and Protection Plan (known as a “R2P2”) with the BLM and DOGM.  The R2P2 details the Company’s mining plan in connection with various requirements imposed by both the state and federal governmental entities.

Safety and Environmental Regulations

Our operations, like operations of other coal companies, are subject to regulation, primarily by federal and state authorities, on matters such as: air quality standards; reclamation and restoration activities involving our mining properties; mine permits and other licensing requirements; water pollution; employee health and safety; the discharge of materials into the environment; management of materials generated by mining operations; storage of petroleum products; protection of wetlands and endangered plant and wildlife protection. Many of these regulations require registration, permitting, compliance, monitoring and self-reporting and may impose civil and criminal penalties for non-compliance.

Additionally, the electric generation industry is subject to extensive regulation regarding the environmental impact of its power generation activities, which could affect demand for our coal over time. The possibility exists that new legislation or regulations may be adopted or that the enforcement of existing laws could become more stringent, causing coal to become a less attractive fuel source and reducing the percentage of electricity generated from coal. Future legislation or regulation or more stringent enforcement of existing laws may have a significant impact on our mining operations or our customers’ ability to use coal.

While it is not possible to accurately quantify the expenditures we incur to maintain compliance with all applicable federal and state laws, those costs have been and are expected to continue to be significant. Federal and state mining laws and regulations require us to obtain surety bonds to guarantee performance or payment of certain long-term obligations, including mine closure and reclamation costs, federal and state workers’ compensation benefits, coal leases and other miscellaneous obligations. Compliance with these laws has substantially increased the cost of coal mining for domestic coal producers.

The following is a summary of the various federal and state environmental and similar regulations that have a material impact on our business:

Clean Air Act.  The federal Clean Air Act and similar state and local laws that regulate air emissions affect coal mining directly and indirectly. Direct impacts on coal mining and processing operations include Clean Air Act permitting requirements and/or emissions control requirements relating to particulate matter which may include controlling fugitive dust. The Clean Air Act also indirectly affects coal mining operations by extensively regulating the emissions of fine particulate matter measuring 2.5 micrometers in diameter or smaller, sulfur dioxide, nitrogen oxides, mercury and other compounds emitted by coal-fueled power plants and industrial boilers, which are the largest end-users of our coal. Continued tightening of the already stringent regulation of emissions and regulation of additional emissions such as carbon dioxide or other greenhouse gases from coal-fueled power plants and industrial boilers could eventually reduce the demand for coal.

Surface Mining Control and Reclamation Act.  The Surface Mining Control and Reclamation Act, which we refer to as SMCRA, establishes mining, environmental protection, reclamation and closure standards for all aspects of surface mining as well as many aspects of underground mining. Mining operators must obtain SMCRA permits and permit renewals from the Office of Surface Mining, which we refer to as OSM, or from the applicable state agency if the state agency has obtained primacy. A state agency may achieve primacy if the state regulatory agency develops a mining regulatory program that is no less stringent than the federal mining regulatory program under SMCRA.

SMCRA permit provisions include a complex set of requirements which include, among other things, coal prospecting; mine plan development; topsoil or growth medium removal and replacement; selective handling of overburden materials; mine pit backfilling and grading; disposal of excess spoil; protection of the hydrologic balance; subsidence control for underground mines; surface runoff and drainage control; establishment of suitable post mining land uses; and revegetation.

Once a permit application is prepared and submitted to the regulatory agency, it goes through an administrative completeness review and a thorough technical review. Also, before a SMCRA permit is issued, a mine operator must submit a bond or otherwise secure the performance of all reclamation obligations. After the application is submitted, a public notice or advertisement of the proposed permit is required to be given, which begins a notice period that is followed by a public comment period before a permit can be issued. It is not uncommon for a SMCRA mine permit application to take over a year to prepare, depending on the size and complexity of the mine, and anywhere from six months to two years or even longer for the permit to be issued. The variability in time frame required to prepare the application and issue the permit can be attributed primarily to the various regulatory authorities’ discretion in the handling of comments and objections relating to the project received from the general public and other agencies. Also, it is not uncommon for a permit to be delayed as a result of litigation related to the specific permit or another related company’s permit.

Mining Permits and Approvals.  Numerous governmental permits or approvals are required for mining operations. When we apply for these permits and approvals, we may be required to prepare and present data to federal, state or local authorities data pertaining to the effect or impact that any proposed production or processing of coal may have upon the environment. The authorization, permitting and implementation requirements imposed by any of these authorities may be costly and time consuming and may delay commencement or continuation of mining operations. Regulations also provide that a mining permit or modification can be delayed, refused or revoked if an officer, director or a shareholder with a 10% or greater interest in the entity is affiliated with another entity that has outstanding permit violations. Thus, past or ongoing violations of federal and state mining laws could provide a basis to revoke existing permits and to deny the issuance of additional permits.

In order to obtain mining permits and approvals from state regulatory authorities, mine operators must submit a reclamation plan for restoring, upon the completion of mining operations, the mined property to its prior condition, productive use or other permitted condition.

Under some circumstances, substantial fines and penalties, including revocation or suspension of mining permits, may be imposed under the laws described above. Monetary sanctions and, in severe circumstances, criminal sanctions may be imposed for failure to comply with these laws.

Surety Bonds.  Mine operators are often required by federal and/or state laws to assure, usually through the use of surety bonds, payment of certain long-term obligations including mine closure or reclamation costs, federal and state workers’ compensation costs, coal leases and other miscellaneous obligations. Although surety bonds are usually noncancelable during their term, many of these bonds are renewable on an annual basis. The costs of these bonds have fluctuated in recent years while the market terms of surety bonds have generally become more unfavorable to mine operators. These changes in the terms of the bonds have been accompanied at times by a decrease in the number of companies willing to issue surety bonds.

Clean Water Act.  The Clean Water Act of 1972 and comparable state laws that regulate waters of the United States can affect our mining operations directly and indirectly. One of the direct impacts on coal mining and processing operations is the Clean Water Act permitting requirements relating to the discharge of pollutants into waters of the United States. Indirect impacts of the Clean Water Act include discharge limits placed on coal-fueled power plant ash handling facilities’ discharges. Continued litigation of Clean Water Act issues could eventually reduce the demand for coal.

Under the Clean Water Act, states must conduct an anti-degradation review before approving permits for the discharge of pollutants to waters that have been designated as high quality. A state’s anti-degradation regulations would prohibit the diminution of water quality in these streams. In general, waters discharged from coal mines to high quality streams may be required to meet new “high quality” standards. This could cause increases in the costs, time and difficulty associated with obtaining and complying with permits, and could adversely affect our coal production.

Mine Health and Safety Laws.  Stringent safety and health standards have been imposed by federal legislation since Congress adopted the Mine Safety and Health Act of 1969. The Mine Safety and Health Act of 1977 significantly expanded the enforcement of safety and health standards and imposed comprehensive safety and health standards on all aspects of mining operations. In addition to federal regulatory programs, all of the states in which we operate also have programs for mine safety and health regulation and enforcement. In reaction to several mine accidents in recent years, federal and state legislatures and regulatory authorities have increased scrutiny of mine safety matters and passed more stringent laws governing mining.

Comprehensive Environmental Response, Compensation and Liability Act.  The Comprehensive Environmental Response, Compensation and Liability Act, which we refer to as CERCLA, and similar state laws affect coal mining operations by, among other things, imposing cleanup requirements for threatened or actual releases of hazardous substances that may endanger public health or welfare or the environment. Under CERCLA and similar state laws, joint and several liability may be imposed on waste generators, site owners and lessees and others regardless of fault or the legality of the original disposal activity. Although the EPA excludes most wastes generated by coal mining and processing operations from the hazardous waste laws, such wastes can, in certain circumstances, constitute hazardous substances for the purposes of CERCLA. In addition, the disposal, release or spilling of some products used by coal companies in operations, such as chemicals, could trigger the liability provisions of the statute. Thus, coal mines that we currently own or have previously owned or operated, and sites to which we sent waste materials, may be subject to liability under CERCLA and similar state laws. In particular, we may be liable under CERCLA or similar state laws for the cleanup of hazardous substance contamination at sites where we own surface rights.

Resource Conservation and Recovery Act.  The Resource Conservation and Recovery Act, which we refer to as RCRA, may affect coal mining operations by establishing requirements for the proper management, handling, transportation and disposal of hazardous wastes. Currently, certain coal mine wastes, such as overburden and coal cleaning wastes, are exempted from hazardous waste management. However, the EPA has determined that national non-hazardous waste regulations under RCRA Subtitle D are needed for coal combustion products disposed in surface impoundments and landfills and used as mine-fill. Most state hazardous waste laws also exempt coal combustion products, and instead treat it as either a solid waste or a special waste. Any costs associated with handling or disposal of hazardous wastes would increase our customers’ operating costs and potentially reduce their ability to purchase coal. In addition, contamination caused by the past disposal of ash can lead to material liability.

Climate Change.  One by-product of burning coal is carbon dioxide, which is considered a greenhouse gas and is a major source of concern with respect to global warming. In November 2004, Russia ratified the Kyoto Protocol to the 1992 Framework Convention on Global Climate Change, which establishes a binding set of emission targets for greenhouse gases. With Russia’s accedence, the Kyoto Protocol became binding on all those countries that had ratified it in February 2005. To date, the United States has refused to ratify the Kyoto Protocol. Although the targets vary from country to country, if the United States were to ratify the Kyoto Protocol our nation would be required to reduce greenhouse gas emissions to 93% of 1990 levels from 2008 to 2012.  Future regulation of greenhouse gases in the United States could occur pursuant to future U.S. treaty obligations, statutory or regulatory changes under the Clean Air Act, federal or state adoption of a greenhouse gas regulatory scheme, or otherwise.

Endangered Species.  The Endangered Species Act and other related federal and state statutes protect species threatened or endangered with possible extinction. Protection of threatened, endangered and other special status species may have the effect of prohibiting or delaying us from obtaining mining permits and may include restrictions on timber harvesting, road building and other mining or agricultural activities in areas containing the affected species.

Other Environmental Laws.  We are required to comply with numerous other federal, state and local environmental laws in addition to those previously discussed. These additional laws include, for example, the Safe Drinking Water Act, the Toxic Substance Control Act and the Emergency Planning and Community Right-to-Know Act.

Employees

As of November 3, 2008, Hidden Splendor has approximately 115 employees, all of which are full-time employees.

Insurance

We maintain general liability, workers compensation and auto insurance in amounts we believe to be satisfactory to conduct our operations. Our general liability policy has a general aggregate limit of $2,000,000, a products/completed operations aggregate limit of $2,000,000, a personal and advertising injury limit of $1,000,000, and an each occurrence limit of $1,000,000.  We also have a commercial umbrella policy with limits in excess of warranted underlying insurance of $1,000,000 for each occurrence and a $1,000,000 general aggregate limit.   Our business auto coverage has a liability limit of $1,000,000.  Our workers compensation policy contains coverage required by Utah state law.  We also carry insurance on the personal property used in our mining operation in order to comply with the covenants of our loan documents signed in connection with the commercial loans we have with Zions First National Bank.

(b)      PRINCIPAL STOCKHOLDERS.

The following table sets forth the number and percentage of outstanding shares of Company common stock beneficially owned as of the date of this Report by: (a) each person who is known by us to be the owner of more than 5% of our outstanding shares of common stock; (b) each of our directors; (c) all of our executive officers; and (d) all current directors and executive officers, as a group. To our knowledge, except as indicated in the footnotes to this table and pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.

Name of Beneficial Owner	Number of Shares Of Common Stock Beneficially Owned	Percentage
Beneficial Owners of more than 5%:
Estate of Alexander H. Walker, Jr.(1) 50 West Liberty, Suite880 Reno, Nevada 89501	27,531,504	21.7%
John Thomas Financial, Inc.(2) 14 Wall Street, 5th Floor New York, New York 10005	15,000,000	10.6%
ATB Holding Company, LLC (3) 14 Wall Street, 5th Floor New York, New York 10005	5,000,000	3.9%
John Thomas Bridgeand OpportunityFund, LP(4) 3 Riverway, Suite1800 Houston, Texas 77056	19,249,999	15.2%
Timotha A. Kent 57 West 200 South, Suite400 Salt Lake City, Utah 84101	8,471,232	6.7%
Denly ACI Partners, Ltd.(5) 13809 Research Blvd., Suite 810 Austin, Texas 78750	6,666,667	5.3%
Dennis C. von Waaden(6) 13809 Research Blvd., Suite 810 Austin, Texas 78750	10,000,000	7.9%
Sally A. von Waaden(7) 13809 Research Blvd., Suite 810 Austin, Texas 78750	10,000,000	7.9%

Named Executive Officers and Directors:
George R. Jarkesy, Jr.(8) 3 Riverway, Suite1800 Houston, Texas 77056	25,333,332	20.0%
Alexander H. Walker III(9) 57 West 200 South, Suite400 Salt Lake City, Utah 84101	10,721,765	8.4%
Amanda Cardinalli (10) 50 West Liberty, Suite880 Reno, Nevada 89501	8,471,232	6.7%
Dan R. Baker(11)	4,450,000	3.5%
Brian Rodriguez (12)	1,783,333	1.4%
All directors & executive officers as a group (5 persons)(13)	49,159,663	38.5%

___________________________

(1)
Alexander H. Walker, Jr. died on August 3, 2008 and the shares of common stock are owned by his estate.  It is the Company’s understanding that Alexander H. Walker III is the executor of the estate of Alexander H. Walker, Jr. Therefore, it is possible that Alexander H. Walker III will have voting control of such shares, though ownership of such shares shall pass pursuant to the directives of Alexander H. Walker, Jr., which directives have not yet been adjudicated.  The Company understands that up to 9,000,000 of such shares secure obligations of Hidden Splendor. In addition, 5,000,000 of such shares are subject to an option granted to ATB Holding Company, LLC and 500,000 additional shares are subject to an option granted to a third party.  Because Mr. Walker’s estate has not been settled, any shares owned by him have not been distributed to Mr. Walker’s heirs, and this table does not reflect that either Mr. Walker, Ms. Cardinalli, or Ms. Kent are deemed beneficial owners of any of these shares of common stock.

(2)
Of the shares reported as beneficially owned by John Thomas Financial, Inc., 15,000,000 shares are issuable upon a currently exercisable warrant owned by John Thomas Financial, Inc. expiring in October 2013 with an exercise price of $0.01 per share.  Thomas Belesis is the president and sole shareholder of John Thomas Financial, Inc. and the managing member of ATB Holding Company, LLC.

(3)
Of the shares reported as beneficially owned by ATB Holding Company, LLC, 5,000,000 shares are issuable upon exercise of a currently exercisable option owned by ATB Holding Corporation, LLC to acquire such shares from a former director, expiring in June 2013, at an exercise price of $0.15 per share.  Thomas Belesis is the president and sole shareholder of John Thomas Financial, Inc. and the managing member of ATB Holding Company, LLC.

(4)
The John Thomas Bridge and Opportunity Fund, LP is a limited partnership and the John Thomas Capital Management Group, LLC is the general partner of the John Thomas Bridge and Opportunity Fund, LP.  George R.Jarkesy, Jr.is the managing member of the John Thomas Capital Management Group, LLC.

(5)
The shares reported as beneficially owned by Denly ACI Partners, Ltd consist of shares issuable pursuant to an October 2008 stock purchase agreement (“Purchase Agreement”) betweenthe Company, Denly ACI Partners, Ltd. (“Partnership”) and Dennis C. von Waaden and Sally A. von Waaden, as Co-Trustees of The von Waaden 2004 Revocable Trust(“Trust”).  Pursuant to the Purchase Agreement, the Company agreed, upon the confirmation of Hidden Splendor’s Planby December 5, 2008, to issue and sell to the Partnership and the Trust an aggregate of 10,000,000 shares of common stock, of which the Partnership agreed to purchase 6,666,667 shares of common stock.

(6)
The shares reported as beneficially owned by Dennis C. von Waaden consist of shares issuable in connection with the Purchase Agreement between the Company, the Partnership, and the Trust, pursuant to which the Company agreed, upon the confirmation of Hidden Splendor’s Planby December 5, 2008, to issue and sell to the Partnership and the Trust an aggregate of 10,000,000 shares of common stock.  Denly ACI MGT, LLC is the general partner of the Partnership, and consequently has voting control and investment discretion over securities held by the Partnership. Dennis C. von Waaden and Sally A. von Waaden have voting control over Denly ACI MGT, LLC as its sole member-managers, and therefore have voting control over the Partnership.  Moreover, Mr. and Ms. von Waaden are the trustees and the beneficiaries under the Trust having the power to vote and dispose of the shares of common stock beneficially owned by the Trust.  As a result, Mr. von Waadenmay be considered the beneficial owner of any shares deemed to be beneficially owned by the Partnership or the Trust.

(7)
The shares reported as beneficially owned by Sally A. von Waaden consist of shares issuable in connection with the Purchase Agreement betweenthe Company, the Partnership, and the Trust, pursuant to which the Company agreed, upon the confirmation of Hidden Splendor’s Planby December 5, 2008, to issue and sell to the Partnership and the Trust an aggregate of 10,000,000 shares of common stock.  Denly ACI MGT, LLC is the general partner of the Partnership, and consequently has voting control and investment discretion over securities held by the Partnership. Dennis C. von Waaden and Sally A. von Waaden have voting control over Denly ACI MGT, LLC as its sole member-managers, and therefore have voting control over the Partnership.  Moreover, Mr. and Ms. von Waaden are the trustees and the beneficiaries under the Trust having the power to vote and dispose of the shares of common stock beneficially owned by the Trust.  As a result, Ms. von Waadenmay be considered the beneficial owner of any shares deemed to be beneficially owned by the Partnership or the Trust.

(8)
The shares reported as beneficially owned by George R. Jarkesy, Jr.consist of (i) 4,300,000 registered in Mr. Jarkesy’s name, (ii) 19,249,999registered in the name of the John Thomas Bridge and Opportunity Fund, LP, (iii) 1,500,000sharesregistered in the name of Marathon Advisors, LLC, an affiliate of Mr. Jarkesy, and (iv) 283,333 shares underlying currently exercisable options.

(9)
The shares reported as beneficially owned by Alexander H. Walker III consist of (i) 8,721,232 shares registered in the name of Mr. Walker, (ii) 283,333 shares underlying currently exercisable options, and (iii)  1,717,200  shares, the maximum amount to be issued under an option to Mr. Walker on January 1, 2009 pursuant to his employment agreement.

(10)
The shares reported as beneficially owned by Amanda Cardinalli are registered in the name of Nevada Agency and Trust Company, our transfer agent and registrar, an entity that Ms Cardinalli is the president.

(11)	The shares reported as beneficially owned by Dan Baker consist of (i) 4,166,667 shares registered in the name of Mr. Baker and (ii) 283,333 shares underlying currently exercisable options.

(12)
The shares reported as beneficially owned by Brian Rodriguez consist of (i) 1,500,000 shares registered in the name of Marathon Advisors, LLC, an entity of which Mr. Rodriguez is the managing member, and (ii) 283,333 shares underlying currently exercisable options.

(13)
The shares reported as beneficially owned bythe Company’s officers and directors include (i) 1,133,333 shares underlying currently exercisable options and (ii) 1,717,200  shares, the maximum amount to be issued under an option to Mr. Walker on January 1, 2009 pursuant to his employment agreement.

(c)      DESCRIPTION OF SECURITIES.

General

Our Articles of Incorporation authorize us to issue 300,000,000 shares of common stock, $.0001 par value, and 2,500,000 shares of preferred stock, $0.0001 par value.  Effective October 31, 2008, holders of in excess of 50% of our issued and outstanding shares of common stock agreed to amend the Company’s Articles of Incorporation to increase the number of authorized shares of common stock from 200,000,000 shares to 300,000,000 shares.  See Item 4, "Submission of Matters to a Vote of Security Holders."

Common Stock

As of the date of this Report,there were 126,619,928 shares of common stock issued and outstanding.

The holders of common stock are entitled to one vote per share with respect to all matters required by law to be submitted to stockholders.  The holders of common stock have the sole right to vote, except as otherwise provided by law or by our articles of incorporation, including provisions governing any preferred stock.  The common stock does not have any cumulative voting, preemptive, subscription or conversion rights.  Election of directors and other general stockholder action requires the affirmative vote of a majority of shares represented at a meeting in which a quorum is represented.  The outstanding shares of common stock are validly issued, fully paid and non-assessable.

Subject to the rights of any outstanding shares of preferred stock, the holders of common stock are entitled to receive dividends, if declared by our board of directors out of funds legally available.  In the event of liquidation, dissolution or winding up of the affairs of the Company, the holders of common stock are entitled to share ratably in all assets remaining available for distribution to them after payment or provision for all liabilities and any preferential liquidation rights of any preferred stock then outstanding

Preferred Stock

We are authorized to issue 2,500,000 shares of preferred stock in one or more series.  Our board of directors may determine the preferences, voting powers, qualifications and special or relative rights or privileges of any series before the issuance of any shares of that series without any further vote or action by the stockholders.  Our board, without shareholder approval, can issue preferred stock with voting and conversion rights which could adversely affect the voting power of the holders of common stock.  The issuance of preferred stock may have the effect of delaying, deferring or preventing a change of control of our company.  Our board of directors shall determine the number of shares constituting each series of preferred stock and each series shall have a distinguishing designation.

No shares of preferred stock have been issued to dateand, in connection with an investment banking agreement, the Company has agreed not to issue any preferred stock prior to June 30, 2009 without the prior written consent of John Thomas Financial, Inc.

Outstanding Options and Warrants; Shares to be Issued Pursuant to an Employment Agreement

As of the date of this Report, there are warrants and options outstanding to purchase an aggregate of 20,137,500 shares of common stock, at prices ranging from $0.01 to $0.45, expiring the later of November 30, 2013.  Pursuant to an employment agreement with the Company’s secretary, the Company will be required to issue him the right to acquire an amount of common stock (at a price to be mutually agreed upon) equal to 1% of the issued and outstanding common stock on December 31, 2008, which amount will not exceed 1,717,200 shares of common stock. Thereare no other derivative securities issued and outstanding.

Contemplated Equity Issuance

The Company and two unaffiliated third parties entered into a purchase agreement, pursuant to which the Company agreed, upon the confirmation of Hidden Splendor’s plan of reorganization by December 5, 2008, to issue and sell to the lenders an aggregate of 10,000,000 shares of common stock for $200,000.

Transfer Agent

               The transfer agent for the Company common stock is The Nevada Agency and Trust Company, Reno, Nevada, an affiliate of one of our directors.

(d)      MANAGEMENT.

Executive Officers and Directors

The following tables sets forth as of date of this Report, the name, age, and position of each executive officer and director of the Company.

Name	Age	Position

Dan R. Baker	47	Director, President, Chief Executive Officer
Alexander H. Walker III	57	Secretary and Director
Brian Rodriguez	38	Chief Financial Officer and Director
George Jarkesy	33	Director
Amanda Cardinalli	44	Director

Dan R. Baker has served as the chief executive officer since July 2008 and as its chief operating officer since December 2007.  Mr. Baker served as an executive officer since August 2007and as an executive officer of Hidden Splendor since March 2003.  Mr. Baker has been in the mining business approximately 40 years and from 1987 until 2002 in executive positions with PacifiCorp and at ConsolEnergy, Inc.

Alexander H. Walker III has served as director and secretary since August 2007 and as the president and chief executive officer of the Company from August 2007 to July 2008.  Since March 2003, Mr. Walker has been an executive officer of Hidden Splendor.  Prior to March of 2003, Mr. Walker was engaged in the private practice of law focusing primarily in the areas of general business litigation and securities.  Mr. Walker also serves as a member of the board of directors of the South East Utah Energy Producers Association.

Brian Rodriguez has served as a director and chief financial officer of the Company since December 2007.   Mr. Rodriquez is the president of Marathon Advisors LLC, a professional services firm providing accounting and business development services to micro-cap and small-cap public companies.  Since 1995, Mr. Rodriguez has provided accounting and financial services for public and private companies.  Mr. Rodriguez began his career in 1993 in the Business Assurance practice of PricewaterhouseCoopers  in Dallas, Texas.  Mr. Rodriguez has been a Certified Public Accountant in the State of Texassince May, 1995.  Mr. Rodriguezholds a B.B.A. from Texas A&M University.Mr. Rodriguez is a director of G/O Business Solutions, Inc.

George Jarkesy has served as a director of the Company since December 2007.  Mr. Jarkesy has served as the managing member of John Thomas Capital Management Group, LLC, which is the general partner for John Thomas Bridgeand Opportunity Fund, L.P. since June 2007.  Mr. Jarkesy previously served as the chief operating officer and president of SH Celera Capital Corporation, an internally managed fundfrom March 2007 until March 2008.  Mr. Jarkesy has founded and built companies engaged in financial consulting, real estate investments, real estate management, employee leasing, light steel manufacturing, livestock management, oil field services and biotechnologyduring the last ten years.  He is the vice president of the board of directors for the Society of St.  Vincent DePaul in the Galveston-Houston Archdiocese of the Catholic Church and is also on the board of the Jarkesy Foundation, Inc.Mr. Jarkesy is a director of G/O Business Solutions, Inc.

Amanda Cardinalli has served as a director of the Company since August 2007.  Ms. Cardinalli has served as president of The Nevada Agency and Trust Company, a company which provides trust, stock transfer and resident agent services to its corporate clientsfor over five years.  Ms. Cardinalli graduated from Hollins College, Roanoke, Virginiain 1985.

Family Relationships

Alexander H. Walker III and Amanda Cardinalli are brother and sister.

Independenceof Directors; No Committees

None of the Company’s directors are “independent directors” as that term is defined by the SEC or under independence standards used by any national securities exchange or an inter-dealer quotation system. The Board serves as the audit committee, as no committees have been formed by the Board of Directors.
Code of Ethics

The Company maintains a Code of Ethics that applies to all of its directors and officers.

Executive Compensation

The following tables contain compensation data for our named executive officers for the fiscal years ended December 31, 2007 and December 31, 2006.

Summary Compensation Table
Name and Principal Position	Year	Salary And Consulting Payments ($)	Bonus ($)	Stock Awards ($)	All Other Compensation ($)	Total ($)

Alexander H. Walker III(1)	2007	55,000	-	-	-	55,000
	2006	84,500	-	-	-	84,500

Dan R. Baker(2)	2007	144,750	-	320,000(4)	-	464,750
	2006	40,375	-	-	-	40,375

Brian Rodriguez(3)	2007	-	-	120,000(5)	-	120,000
	2006	-	-	-	-	-

_______________

(1)	Mr. Walker served as the chief executive officer of Hidden Splendor and America West from 2006 through July 2008, and since July 2008, as secretary of America West.
(2)	Mr. Baker served as an executive officer of Hidden Splendor and/or America West from September 2006 through July 2008, and since July 2008, as the chief executive officer of America West.
(3)	Mr. Rodriguez has served as chief financial officer since December 2007.
(4)
Mr. Baker received 4,000,000 shares of common stock pursuant to his December 2007 employment agreement.  The value is based on the per share price of our common stock as of the last sale on December 31, 2007.

(5)
Mr. Rodriguez received 1,500,000 shares of common stock pursuant to the December 2007 agreement with Marathon Advisors, LLC, an entity managed by Mr. Rodriguez.  The value is based on the per share price of our common stock as of the last sale on December 31, 2007.

Outstanding Equity Awards

No options or stock awards were issued to our named executive officers or directors in fiscal 2007, other than as described below:

Stock Awards
Name	Number of Shares of Common StockThat Have Vested	Number of Shares of Common Stock ThatHave Not Vested	Market Value of Shares of Common Stock
Dan R. Baker, CEO	4,000,000(1)	--	$320,000(2)
Brian Rodriguez, CFO	1,500,000(1)	--	$120,000(2)

(1)	These shares of common stock were issued pursuant to an employment arrangement.
(2)	This value is based on the per share price of our common stock as of the last sale on December 31, 2007.

Employment and Consulting Agreements

MarathonAdvisors, LLC.

In December 2007, we entered in an agreement with Marathon Advisors LLC(“Marathon”), an entity managed by Mr. Rodriguez, pursuant to which Mr. Rodriguez servesas the chief financial officer of the Company through November 30, 2008.  Under the terms of this agreement, Marathon is paid cash consideration of $10,000 per month.  In addition, as of the date of this Report, Marathon is owed a $40,000 cash bonus. Marathon was issued 1,500,000 shares of our common stock in connection with this agreement.  As of the date of this Report, the term of the agreement with Marathon has not been extended.

Dan R. Baker

In December 2007, we entered into an employment agreementwith Dan Baker, which agreement was amended in July 2008 when Mr. Baker became our chief executive officer.  Under the terms of the agreement Mr. Baker servesas the chief executive officer of the Company through January 2011 atan initial base salary of $150,000 per year, which salary was increased to $250,000 per year in July 2008.In addition,as of the date of this Report, Mr. Baker is owed a $200,000 cash bonus. Under the terms of the agreement, Mr. Baker was issued 4,000,000 shares of our common stock.

Alexander H. Walker III

In December 2007, we entered into an employment agreement with Alexander H. Walker III, which agreement was amended in July 2008.  Under the terms of the agreement Mr. Walker agrees to continue to serve as our chairman of the board and secretary through January 2011 at an initial base salary of $150,000 per year, which base salary was increased to $250,000 per yearin July 2008.  In addition,as of the date of this Report, Mr. Walker is owed a $40,000 cash bonus.  Moreover, under the terms of the agreement, commencing on January 1, 2009 and for two additional years, Mr. Walker also shall be given the option to purchase a number of shares of our common stock which is equal to 1% of the issued and outstanding shares of our common stock as of the day immediately before the date of issuance (December 31st) for consideration to be mutually agreed upon by Mr. Walker and the Company.  The maximum amount of shares that Mr. Walker would have the right to exercise the underlying the option on January 1, 2009 will be 1,717,200 shares.

Director Compensation

We didnot compensate the members of our board of directorsduring fiscal 2007. In July 2008, each of our directors, with the exception of Ms. Cardinalli, was issued a five year option to purchase 850,000 shares of common stock at an exercise price of $.45 per share for services rendered as a director. The shares underlying the options vest one-third upon the initial grant, one-third upon the first anniversary of the grant, and the balance upon the second anniversary of the grant. Wereimburse our directors for travel and lodging expenses in connection with their attendance at board meetings.

  Certain Relationships and Related Transactions

Acquisition of Hidden Splendor

In August 2007, Alexander Walker, Jr. and Cecil Ann Walker were issued 27,531,504 shares of Company common stock and each of their children, Alexander Walker III, Amanda Cardinalli, and Timotha Kent were issued 8,471,232 shares of Company common stock in exchange for 100% of the capital stock of Hidden Splendor which was owned by these individuals. The shares of Hidden Splendor capital stock were issued to these holders in 2003, in connection with the capitalization of Hidden Splendor to acquire the Horizon Mine. These 52,945,200 shares of Company common stock issued to members of the Walker family in exchange for 100% of the capital stock of Hidden Splendor represented 90% of the issued and outstanding Company common stock after the acquisition.  At the time of the acquisition of Hidden Splendor, the Company had no business activities.

George Jarkesy and his affiliates

In December 2007, Mr. Jarkesy and John Thomas Bridge & Opportunity Fund acquired 4,000,000 and 16,000,000 shares of common stock, respectively, for a purchase price of $.025 per share.  Between June and October 2008, John Thomas Bridge & Opportunity Fund advanced the Company on an unsecured basis an aggregate principal amount of $925,000, bearing interest at the rate of 10% per annum, maturing on December 31, 2008. In connection with these loans, the John Thomas Bridge & Opportunity Fund was issued 3,249,999 shares of common stock as additional consideration. In September 2008, Mr. Jarkesy and an entity that he controls advanced the Company on an unsecured basis a principal amount of $70,000 and $20,000, respectively, bearing interest at the rate of 10% per annum, maturing on December 31, 2008. In connection with these loans, the Company issued Mr. Jarkesy and an entity that he controls 233,333 and 66,667 shares of common stock, respectively, as additional consideration.

Alexander H. Walker III

Alexander H. Walker III is the manager of Alexander H. Walker III, LLC, a Utahlimited liability company.  Mr. Walker, an attorney licensed in the states of Nevadaand Utah, has providedhis services to the Company through Alexander H. Walker III, LLC. During fiscal 2007 he received $55,000 incompensation from the Company for those services(Mr. Walker did not receive any salary during that period).  The Company has entered into an employment agreement with Mr. Walker and Mr. Walker is compensated for his services pursuant to the terms of that employment agreement.  Mr. Walker subleasesoffice space of less than 1,000 square feet to the Company in Salt Lake City, Utahfor its corporate offices on a rent-free basis; commencing in 2009, we will pay Mr. Walker rent at market rates.

In October 2008, Hidden Splendor borrowed $75,000 from a bank secured by collateral provided by Mr. Walker. As a result, Mr. Walker received 250,000 shares of common stock of the Company.  The line of credit matures on September 30, 2009.

Dan R. Baker

Dan Baker advanced on an unsecured basis the Company a principal amount of $50,000, bearing interest at the rate of 10% per annum, maturing on December 31, 2008 and received 166,667 shares of common stock as additional consideration.

Amanda Cardinalli

Ms. Cardinalli is president of The Nevada Agency and Trust Company, the Company’s transfer agent. We believe that the fees charged the Company for transfer agent services reflects market rates.

             John Thomas Financial

In May 2008, an affiliate of JTF acquired an option expiring in October 2013 to purchase up to 5,000,000 shares of common stock from the Estate of Alexander Walker, Jr. at a price of $0.15 per share, for which it paid $40,000 for such right. In addition, the Company and JTF have entered into an investment banking agreement, pursuant to which JTF was issued a 5-year warrant to purchase 15,000,000 shares of the Company’s common stock at $0.01 per share.

Mid-State Services, Inc.and ArlingtonVentures, LLC

Mid-State is in the business of providing repair and rebuilding services for diesel powered mining equipmentand actsas a vendor of mining supplies.  Alexander H. Walker III is the president and secretary of Mid-Stateand members of the Walkerfamily own all of the capital stock of Mid-State.  During fiscal 2007, the Company purchased $158,650 of supplies and equipment from Mid-State and the Company believes that such amount reflected market rates. During the first six months of fiscal 2008, the Company purchased $107,651 of supplies and equipment from Mid-State and the Company believes that such amount reflected market rates.  During the six months ended June 30, 2008, the Company rented certain equipment from Mid-State and accrued $57,738 for rental payments during that period, amounts believed to represent fair value.  The Companyand Mid-State obtain combined insurance policies for health, dental, general liability and workers compensation insurance.  During the fiscal year ended December 31, 2007, Mid-State provided management services to Hidden Splendor and received $166,000 in management fees, which included administrative expenses and office facilities.  During the six months ended June 30, 2008, Mid-State provided management services to Hidden Splendor and received $10,000 in management fees, which included administrative expenses.

Arlington Ventures, LLC (“Arlington Ventures”) owns an office building in Price Utah, and leases that building to the Company.  Arlington Ventures is owned by Alexander Walker III. Amanda Cardinalli, and their sister, Timotha Kent.   During the six months ended June 30, 2008, the Company paid Arlington Ventures $12,000, an amount it believes to reflect market lease rates.  In addition, the Company leases certain water rights owned by Arlington Ventures pursuant to a verbal, cost-free basis in order to allow Hidden Splendor Resources to utilize water in its mining operations.  Commencing in 2009, it is expected that the Company will enter into a written agreement to pay Arlington Ventures for the leased water rights.

             Obligations Secured by Shareholders

Federal Lease Performance Bond.  Under federal law, Hidden Splendor is required to maintain a performance bond in an amount determined by the BLM sufficient to secure Hidden Splendor’s performance under its federal coal lease.  The BLM has set Hidden Splendor’s bond amount in this regard at $136,000 and Hidden Splendor has made arrangements with a bonding company to post a bond sufficient to meet the BLM requirement.  Alexander H. Walker III has pledged personal assets as security for the bond posted by Hidden Splendor’s bonding agent.  Mr. Walker has received no consideration for the arrangement. In 2009, we will be required to find an alternative manner to secure Hidden Splendor’s federal bond obligation or will have to reach terms with Mr. Walker regarding compensation for the current arrangement.

Reclamation Obligation. Under Utah law, Hidden Splendor is required to post cash or assets with a value sufficient to cover its reclamation obligation as determined by the Utah Department of Natural Resources, Division of Oil, Gas and Mining.  Hidden Splendor’s reclamation obligation is estimated on an annual basis.  Its current obligation is for $363,000.  Prior to their deaths, Alexander H. Walker, Jr. and Cecil Ann Walker executed a deed of trust on certain real property they owned in favor of the state of Utahin order to secure Hidden Splendor’s reclamation obligation.   Mr. and Mrs. Walker received no consideration for their actions securing Hidden Splendor’s obligation.  In 2009, we will be required to find an alternative manner to secure Hidden Splendor’s reclamation obligation or we will have to reach terms with the estate of Mr. Walker regarding compensation for the current arrangement.

Bankruptcy proceeding of Mid-State and Hidden Splendor will result in forgiveness of debt by certain shareholders.

The proposed Plan for the operations of Hidden Splendor provides for the consolidation of the Chapter 11 bankruptcy action filed by Hidden Splendor and the Chapter 11 bankruptcy action filed by Mid-State. Mid-State was formed in 2004 by members of the Walkerfamilyin order to employ administrative and other “above ground” personnel for the operations of the Horizon Mine.  In 2004,Mid-State provided both administrative services for Hidden Splendor and above-ground repair servicesforthe operations of the Horizon Mine.  While historically, Mid-State renderedsimilar repair services for other mining operations in the central Utaharea, by2007 Mid-State’s operations were refocused primarily on supporting operations at the Horizon Mineand the operations of Hidden Splendor and Mid-State were managed by the same core of management personnel.  As a result, when the operations of Hidden Splendor filed for Chapter 11 protection, so did the operations of Mid-State.  Substantially all of the debt of Mid-State had been incurred to support Hidden Splendor’s operations. Recognizing this relationship, the Plan will consolidatethe two entities, with Mid-State’s debt and assets being absorbed by Hidden Splendor, with the shareholders of Mid-State not receiving anycompensation for their equity interest in Mid-State.  In addition, it is expected that the Plan will require that the Estate of Alexander Walker, Jr, Alexander Walker III, Amanda Cardinalli, and Timotha Kent will relinquish any claim to the loans made to Hidden Splendor in the aggregate principal amount of approximately $890,000, and any claim to loans made to Mid State in the aggregate principal amount of approximately $1,150,000.

ITEM 6.	EXHIBITS

Exhibits

Exhibit	Description	Location of Exhibit

31.1	Chief Executive Officer Section 302 Certification pursuant to Sarbanes-Oxley Act.	Included with this filing.

31.2	Chief Financial Officer Section 302 Certification pursuant to Sarbanes-Oxley Act.	Included with this filing.

32.1	Chief Executive Officer Section 906 Certification pursuant to Sarbanes-Oxley Act.	Included with this filing.

32.2	Chief Financial Officer Section 906 Certification pursuant to Sarbanes-Oxley Act.	Included with this filing

SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICA WEST RESOURCES, INC.

Dated: November 19, 2008	By:	/s/ DAN R. BAKER
Dan R. Baker
Chief Executive Officer

	By:	/s/ BRIAN E. RODRIGUEZ
Brian E. Rodriguez
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002