Form 10-K
period 2008-12-31
AMERICA WEST RESOURCES, INC.
filed 2009-04-15
CIK 867687

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-K

_________________

 X .     Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2008

     .     Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

Check whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.      .

Check whether the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.       .

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes  X .  No      .

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  X .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer      .

Accelerated filer      .

Non-accelerated filer      .

Smaller reporting company  X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes      .  No  X .

State registrant’s revenues for its most recent fiscal year:   Revenues for the twelve months ended December 31, 2008 total $7,304,068.

The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the closing price of the common stock on the OTC Electronic Bulletin Board on April 13, 2009 was $11,098,479

As of April 13, 2009, the registrant had 166,650,957 shares of common stock outstanding.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12,13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities  under a plan confirmed by a court. Yes  X . No      .

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

ITEM 1.   DESCRIPTION OF BUSINESS

America West Resources, Inc. (the “Company”) is an established domestic coal producer engaged in the mining of clean and compliant (low-sulfur) coal. The majority of our coal is sold to utility companies for use in the generation of electricity. During fiscal 2008, four customers accounted for virtually all of our revenues. We expect three of these customers to account for significantly more than 10% of our revenues during 2009 as well. We have entered into contracts with these three customers to deliver a certain quantity of coal at fixed prices, subject to other terms and conditions that are standard in the industry. With respect to customers not subject to long-term contracts, we have short-term or market delivery and price contracts that we negotiate and perform on a continuous basis. Our strategy is to have a combination of long-term and short-term delivery contracts.  We operate the Horizon Mine located in Carbon County, Utah, and we plan to expand mining operations in this mine, commence additional mining in the Columbia Mine as early as 2011, and acquire additional mining properties.

The Horizon Mine is operated through our wholly owned subsidiary Hidden Splendor Resources, Inc., a Nevada corporation (“Hidden Splendor”).  Hidden Splendor’s only business is the coal mining operation at the Horizon Mine located approximately 11 miles west of Helper, Utah in Carbon County.  This mine produces what is commonly known as “steam coal,” that is, coal used to heat water to create steam which, in turn, is used to turn turbine engines to produce electricity.  While steam coal primarily is sold to power companies for use in coal fired power plants, steam coal also can be used in the production process for concrete and often is sold in the western United States for this purpose.  Since 2003, the market for the coal mined from the Horizon Mine has been sold to local utilities, other coal mining operations, a concrete producer and a coal broker.

Coal mined from the Horizon Mine is loaded into trucks which haul the coal either directly to end users of the coal or to distribution facilities known as loadouts where the coal is loaded into rail cars and transported via rail to customers.  The Horizon Mine is located approximately eight miles from the nearest loadout facility and approximately sixteen miles from the loadout facility most commonly used to ship our coal to end users.   Hidden Splendor sells the coal mined at the Horizon Mine on a “FOB the mine” or “FOB the railcar” basis.  For the “FOB the mine” basis, Hidden Splendor earns payment for the coal mined from the Horizon Mine as that coal is loaded into trucks at the mine site.  Once the coal is loaded into those trucks, the coal belongs to our customers.  For the “FOB the railcar” basis, Hidden Splendor earns payment for the coal mined from the Horizon Mine as that coal is loaded into the railcar at the railroad loadout facility.  Once the coal is loaded into those railcars, the coal belongs to our customers.

In 2008, we entered into an agreement with Hidden Splendor, Alexander H. Walker, Jr. and Cecil Ann Walker, both of whom were directors of the Company, to formalize the purchase by Hidden Splendor of five patented and forty-seven unpatented mining claims located in Lyon County, Nevada, known as the “Como Property” for 2,000,000 shares of our common stock.  We have the right, but not the obligation, to unwind the agreement if (i) the Como Property does not appraise at $2,000,000 or greater, (ii) Hidden Splendor is unable to develop, work, lease or otherwise use the Como Property, to its sole satisfaction, within six months of the agreement or (iii) there is a material misrepresentation in the representations in the Agreement.  Shares have not been issued pursuant to this agreement as of this date.

Organizational History

We were incorporated in Nevada on July 13, 1990, as Franklin Capital, Inc. On October 17, 1991, the Company changed its name to Wesco Auto Parts Corporation and again effected a name change on April 21, 1994, to Reddi Brake Supply Corporation. On March 17, 2008, we changed our name from Reddi Brake Supply Corporation to America West Resources, Inc. In addition, on January 16, 2008, the board of directors and a majority of our shareholders increased our authorized stock from 100,000,000 to 200,000,000 shares.

In August 2007, we acquired all of the outstanding stock of Hidden Splendor in exchange for the issuance of an aggregate of 52,945,200 shares of our common stock, representing 90% of the issued and outstanding Company common stock after the acquisition.  Prior to the acquisition of Hidden Splendor, we had no business activities. From an accounting standpoint, Hidden Splendor is deemed the acquirer in a reverse merger whereby the parent is deemed the survivor of the reorganization.  As such, our financial statements are those of Hidden Splendor.

Effective January 25, 2009, our board of directors and holders of in excess of 50% of our issued and outstanding shares of common stock authorized an amendment to the Company’s Articles of Incorporation to (i) increase the number of authorized shares of common stock from 200,000,000 shares to 300,000,000 shares and (ii) provide that the provisions of NRS 78.378 to 78.3793, inclusive (acquisition of controlling interest), are not applicable to the Company.   The Company filed the amendment to its Articles of Incorporation with the Nevada Secretary of State on January 26, 2009.

Hidden Splendor Bankruptcy & Plan of Reorganization

On October 15, 2007, Hidden Splendor filed a Chapter 11 Petition in the United States Bankruptcy Court for the District of Nevada as a debtor in possession.  Hidden Splendor’s operations have continued since the petition, and the company has operated as a Debtor in Possession.   On December 8, 2008, Hidden Splendor’s Plan of Reorganization (the “Plan”) was formally confirmed by the U.S. Bankruptcy Court for the District of Nevada to emerge from Chapter 11 bankruptcy protection.   The Plan became effective on December 19, 2008, at which time the subsidiary officially emerged from bankruptcy.  In connection with the Plan, the Company paid an initial $500,000 “administrative earmark contribution” payment and an initial $2,250,000 “Plan Funding Contribution” payment, which were allocated to the payment of professional fees, taxes, and initial settlement payments to various creditors.  Additionally, the Plan provides for payments to creditors over time in an aggregate principal amount of not less than approximately $10,000,000 and up to approximately $10,700,000 over a period not exceeding seven years from the effective date of the Plan.

Certain classified creditors will receive a principal amount of approximately $8,300,000 as follows: (i) secured creditors will receive an aggregate principal amount of approximately $6,000,000 amortized in equal monthly installments of $94,879 per month, maintaining a lien on the Horizon Mine as collateral for the obligations; (ii) the Internal Revenue Service will receive an aggregate principal amount $1,800,000 amortized in equal quarterly payments of $162,156 to be paid over a period continuing to the earlier of sixty months from the petition date or forty-six months from the effective date of the Plan; and (iii) the Howard Kent, Inc. Profit Sharing Plan will receive an aggregate principal amount of $475,000 to be paid (A) in interest only payments at 8.1% for the first 24 months immediately following the effective date of the Plan, and (B) after 24 months of interest only payments, commencing in the 25th month immediately following the effective date of the Plan, in payments of both principal and interest fully amortizing for a period of an additional 24 months.

Hidden Splendor’s general unsecured creditors are owed approximately $3,400,000.  Under the Plan, general unsecured creditors will receive no less than 50% and up to 70% of their respective allowed claims, or a minimum principal amount of approximately $1,700,000 and a maximum principal amount of approximately $2,380,000.  On the effective date of the Plan, general unsecured creditors received an initial distribution of 10% of their respective allowed claims from the Plan Funding Contribution, or approximately $340,000.  Thereafter, assuming the general unsecured creditors receive 70% of their respective allowed claims, the general unsecured creditors will receive semi-annual payments from a disbursing agent continuing for the duration of the Plan term.  Hidden Splendor will pay the disbursing agent in equal quarterly installments of approximately $190,000 per quarter over the Plan term.  If, however, Hidden Splendor pays the general unsecured creditors either (i) 50% of the allowed general unsecured creditor claims within twelve months following the effective date of the Plan, or (i) 60% of the allowed general unsecured creditor claims within twenty-four months following the effective date of the Plan, then no additional payments will be due and owing to the general unsecured creditors.  Insider claims will receive no distributions.

Company Obligations under the Plan.  Under the Plan, America West must pay all of Hidden Splendor’s post-petition liabilities that Hidden Splendor cannot pay, in the ordinary course of business, in an amount not to exceed $1,560,000.  Additionally, America West must make capital expenditures in connection with the operations of the Horizon Mine by making available at least $2,000,000 in new equipment within 180 days of the effective date of the Plan.  In the event the Company borrows money or otherwise incurs a liability to fund capital expenditures after Hidden Splendor’s Plan becomes effective, Hidden Splendor may make payments to service such debt up to $13,500 for every $1,000,000 dollars borrowed and made available to Hidden Splendor.  Hidden Splendor may make additional payments to the Company provided certain Plan repayment benchmarks are achieved.

Default under the Plan.  In the event Hidden Splendor (i) fails to pay fully any payments when due, or (ii) fails to comply with any provision of the Plan, then (A) 100% (reduced only by the amounts actually paid and received by creditors) of all allowed claims of general unsecured creditors shall be immediately due and accelerated and (B) Hidden Splendor must immediately list its assets for sale.

Consolidation with Mid-State Services, Inc.  Hidden Splendor’s Chapter 11 bankruptcy proceeding was consolidated with the Chapter 11 proceeding of Mid-State Services, Inc.  Pursuant to the Plan, Mid-State Services, Inc.’s assets and liabilities were assumed by Hidden Splendor.

Due to the bankruptcy of Hidden Splendor, our control over Hidden Splendor was considered compromised for financial reporting purposes.  As a result, in previously filed financial statements, America West deconsolidated its investment in Hidden Splendor as of October 15, 2007, with the operations of Hidden Splendor being accounted for under the equity method of accounting and disclosed as activity related to “Investee” in those previously filed financial statements.  As the Hidden Splendor subsidiary emerged from bankruptcy on December 19, 2008, the consolidated financial statements in this Report include the assets, liabilities and operations of Hidden Splendor for all periods presented through December 31, 2008.

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

According to the Utah Geological Survey of the Utah Division of Natural Resources, there were ten active coal mines in the State of Utah during 2007, of which the Horizon Mine was one.  The same source indicates that those ten active coal mines produced a total of approximately 24,288,000 short tons of coal in 2007.  During 2007, Hidden Splendor’s operations at the Horizon Mine yielded approximately 233,094 tons of coal, which is less than one percent of the total tons mined in Utah during that year.

Our Customers

During 2008, four customers accounted for virtually all of our revenues.   We expect three of these customers to account for significantly more than 10% of our revenues during 2009 as well. We have entered into contracts with these three customers to deliver a certain quantity of coal at fixed prices, subject to other terms and conditions that are standard in the industry. With respect to customers not subject to long-term contracts, we have short-term or market delivery and price contracts that we negotiate and perform on a continuous basis. Our strategy is to have a combination of long-term and short-term delivery contracts.

Governmental Approvals

We pay a royalty to the federal government on coal sales from the Horizon Mine.  During 2008, the royalty rate we paid had been reduced from eight percent of all coal sales to two percent of such sales.  That royalty rate reduction expired in December 2008.  The royalty rate we pay as of January 2009 is equal to eight percent of all coal sales and is payable on a monthly basis.  We have applied for a reduction in the royalty rate which applies to its coal sales, but as of the date of this Report, the Company has not received an approval of a reduction in the royalty it is obligated to pay

The Horizon Mine is under the authority of an operating permit granted by the State of Utah Natural Resources Department, Division of Oil Gas and Mining (“DOGM”).  Also, Hidden Splendor’s mining operations are subject to approval from the U.S. Bureau of Land Management (“BLM”).  In this regard, Hidden Splendor has filed a Resource Recovery and Protection Plan (known as a “R2P2”) with the BLM and DOGM.  The R2P2 details the Company’s mining plan in connection with various requirements imposed by both the state and federal governmental entities.

Government Regulation

Safety and Environmental Regulations.  Our operations, like the operations of other coal companies, are subject to regulation, primarily by federal and state authorities, on matters such as: air quality standards; reclamation and restoration activities involving our mining properties; mine permits and other licensing requirements; water pollution; employee health and safety; the discharge of materials into the environment; management of materials generated by mining operations; storage of petroleum products; protection of wetlands and endangered plant and wildlife protection. Many of these regulations require registration, permitting, compliance, monitoring and self-reporting and may impose civil and criminal penalties for non-compliance.

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

Surface Mining Control and Reclamation Act.  The Surface Mining Control and Reclamation Act, which we refer to as SMCRA, establishes mining, environmental protection, reclamation and closure standards for all aspects of surface mining as well as many aspects of underground mining. Mining operators must obtain SMCRA permits and permit renewals from the Office of Surface Mining, which we refer to as OSM, or from the applicable state agency if the state agency has achieved primacy. A state agency may achieve primacy if the state regulatory agency develops a mining regulatory program that is no less stringent than the federal mining regulatory program under SMCRA.

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

Mining Permits and Approvals.  Numerous governmental permits or approvals are required for mining operations. When we apply for these permits and approvals, we may be required to prepare and present to federal, state or local authorities data pertaining to the effect or impact that any proposed production or processing of coal may have upon the environment. The authorization, permitting and implementation requirements imposed by any of these authorities may be costly and time consuming and may delay commencement or continuation of mining operations. Regulations also provide that a mining permit or modification can be delayed, refused or revoked if an officer, director or a shareholder with a 10% or greater interest in the entity is affiliated with another entity that has outstanding permit violations. Thus, past or ongoing violations of federal and state mining laws could provide a basis to revoke existing permits and to deny the issuance of additional permits.

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

Employees

As of April 12, 2009 Hidden Splendor had approximately 68 employees, all of which are full-time employees.

ITEM 1A.  Risk Factors

You should consider carefully the following risks and other information in this Annual Report, including the financial statements. If any of the following risks actually occur, our business, financial condition and operating results could be adversely affected.

RISKS RELATING TO OUR FINANCIAL CONDITION

We currently have revenues, but we are not profitable.

For the year ended December 31, 2008, the Company had coal sales of approximately $7.3 million.  During this period, the Company had a net loss of $6,579,895.  There can be no assurance that the Company will have a gain from operations or net income in fiscal 2009 or thereafter.

We may need additional capital in 2009 to implement our business plan and/or meet our financial obligations.

In 2009, the Company will be required to repay (i) a minimum of approximately $2,566,000 in principal and interest payments related to Hidden Splendor’s Bankruptcy Plan of Reorganization, all of which is secured by all of Hidden Splendor’s assets, and (ii) approximately $2,869,000 of debt unrelated to Plan obligations in 2009, of which $2,800,000 is secured by the Columbia Mine lease and will mature in October 2009. Due to unexpected equipment failures and difficult mining conditions we experienced during the fourth quarter of 2008 and the first quarter of 2009, which had an adverse effect on production, we may need to raise additional capital to fund our working capital needs in 2009. As the Company has no debt or equity funding commitments, we will need to rely upon best efforts financings.  There can be no assurance that the Company will be successful in raising the required capital.  The failure to raise sufficient capital through future debt or equity financings or otherwise may cause the Company to curtail operations, sell assets, or result in the failure of our business.

Long-Term Financial Obligations of Plan of Reorganization.

Pursuant to the Plan, the Company paid $500,000 in “administrative earmark contribution” payments and $2,250,000 “plan funding contribution” payments in December 2008. Thereafter, the Plan provides for payments to creditors over time in an aggregate principal amount of not less than approximately $10,000,000 and up to approximately $10,700,000 over a period not exceeding seven years from the effective date of the Plan.  Additionally, the Company is required to make capital expenditures and make timely monthly and quarterly payments.  The failure to comply with the terms of the Plan could result in the liquidation of the Horizon Mine, the only revenue generating asset of America West as of the date of this Report, likely resulting in the Company ceasing operations.

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

Our business strategy will require additional substantial capital investment in future periods.  We require capital for, among other purposes, reducing debt, acquiring new supplies and equipment, acquiring additional reserves including the Columbia Mine, maintaining the condition of our existing equipment and maintaining compliance with environmental laws and regulations. To the extent that cash generated internally is not sufficient to fund capital requirements in 2009, we will require additional debt and/or equity financing. However, this type of financing may not be available or, if available, may not be available on satisfactory terms.  Future debt financing, if available, may result in increased interest and amortization expense, increased leverage and decreased income available to fund operations.  In addition, future debt financing may limit our ability to withstand competitive pressures and render us more vulnerable to economic downturns.  If we fail to generate sufficient cash flow from operations in future periods or to obtain required capital in the future, we could be forced to reduce or delay capital expenditures, sell assets, and/or restructure or refinance our indebtedness, or our business may fail.

The Company’s financial statements have been prepared assuming that it will continue as a going concern.

The Company incurred a net loss of $6,579,895 and had a working capital deficit of $7,381,347 for the year ended December 31, 2008.  These conditions raise substantial doubt as to our ability to continue as a going concern.  Our financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

The Company has additional debt obligations maturing in 2009.

The Company will need to repay a principal amount of $2,800,000 of debt, secured by the Columbia Mine, maturing in October 2009. Additionally, the Company maintains a $75,000 bank line of credit that matures in October 2009; this line of credit is secured by assets pledged by Alexander H. Walker III, the Company’s Chairman and Secretary.

The Company has based certain financial assumptions on projected coal prices and volume of production.

The Company believes that it will be able to fund Plan payments and nominal working capital requirements based upon cash flow from operations. This assumption is based upon (i) increased coal production and (ii) estimated sales prices in 2009 will not be less than current prices, both assumptions of which are out of our control and cannot be assured. The failure of either of these assumptions to materialize will cause us to require more capital in 2009 to fund obligations. The Company has no debt or equity funding commitments and it will need to raise capital through best efforts financings.  There can be no assurance that the Company will be successful in raising additional capital. The failure to raise additional capital may cause the Company to curtail operations, sell assets, or result in the failure of our business.

RISKS RELATED TO OUR BUSINESS

Significant competition from entities with greater resources could result in our failure.

We operate in a highly competitive industry with national and international energy resources companies.  We face substantial competition in connection with the marketing and sale of our coal.  Most of our competitors are well established, have greater financial and marketing, personnel, other resources, and have been in business for longer periods of time than we have.  Indeed, in the State of Utah, we are likely the smallest producer of coal in terms of production, reserves and available capital resources.  There is no assurance that we can maintain or expand our market share. The greater financial resources of such competitors will permit them to implement extensive marketing and production programs. Our competitors' use of their substantially greater resources could overwhelm our efforts to operate successfully and could cause our failure.

There is no assurance that our limited revenues will be sufficient to operate profitably, or that we will generate greater revenues in the future.

Hidden Splendor acquired the Horizon Mine in March of 2003.  We are a new entrant in the coal industry in the western United States.  We began mining operations in 2003.  We have not been profitable and have a limited operating history.  We should be regarded as a risky venture with all of the unforeseen costs, expenses, problems, risks and difficulties to which such ventures are subject.  Our coal sales for the year ended December 31, 2008 were approximately $7.3 million, and for the year ended December 31, 2007 were approximately $5.0 million.  There is no assurance that we can achieve greater sales or generate profitable sales.  We expect that many coal producers can and will produce and sell coal at cheaper prices per ton than our production cost rates.  Their production and sales could adversely affect our revenues and profits, if any. There is no assurance that we will ever operate profitably.  There is no assurance that we will generate continued revenues or ever be profitable.

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

Federal and state laws require bonds or cash deposits to secure our obligations to reclaim lands used for mining, to secure coal lease obligations and to satisfy other miscellaneous obligations.  During 2008, our reclamation bond obligation with the State of Utah totaled $387,000 and was met by transfer of the trust deed to real property owned by certain affiliates of the Company and pledged to secure the Company’s obligation.  The trust deed is in favor of the State of Utah and secures Hidden Splendor’s reclamation obligation in the event the Company is unable to pay the costs associated with reclaiming the Horizon Mine site when it is closed. At the end of 2008, our coal lease bond obligation to the BLM in connection with our federal coal lease totaled $136,000 and was covered by a bond purchased by the Company which is secured by an irrevocable bank letter of credit, which in turn is secured by personal assets pledged by an officer of the Company.  There can be no assurance that these shareholders will continue to pledge personal property to secure these bonds in future periods, the failure of which would have a material adverse effect upon our operations.

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

The Horizon Mine has experienced delays in production off and on in previous years and during 2008 and 2009 due to:

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

A significant extended decline in the prices we receive for our coal could adversely affect our operating results and cash flows.

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

We currently sell the majority of our coal to three customers, each of which will most likely account for in excess of 10% of our revenue in 2009.  If any one of these three customers were to significantly reduce their purchases of coal from us, or if we were unable to continue to sell coal to them on terms as favorable to us as the terms under our current agreements, our financial condition and results of operations could suffer materially.

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

Competition within the coal industry may adversely affect our ability to sell our coal and overcapacity in the coal industry could adversely affect pricing, either of which could impair our profitability.

We compete with coal producers in various regions of the United States for domestic sales primarily to power generators.  Demand for our coal by our principal customers is affected by the delivered price of competing coals, other fuel supplies and alternative generating sources, including nuclear, natural gas, oil and renewable energy sources, such as hydroelectric power.  Recent increases in coal prices could encourage the development of expanded capacity by new or existing coal producers.  Any resulting overcapacity could affect our ability to sell coal or reduce coal prices, either of which would likely reduce our revenues.

We require a skilled workforce to run our business.  If we cannot hire qualified people to meet replacement or expansion needs, we may not be able to achieve planned results.

Most of our workforce is comprised of people with technical skills related to coal mining.  Some of our workforce is 50 years of age or older.  We expect that some of our employees may retire between now and the next five to seven years.  This will require us to conduct an expanded and sustained effort to recruit new employees to replace those who retire and to fill new jobs as we grow our business.  Alack of qualified people may adversely impact our operations and profitability.

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

Proposed reductions in emissions of mercury, sulfur dioxides, nitrogen oxides, particulate matter or greenhouse gases may require the installation of additional costly control technology or the implementation of other measures, including trading of emission allowances and switching to other fuels.  For example, in 2005 the Environmental Protection Agency proposed separate regulations to establish mercury emission limits nationwide and to reduce the interstate transport of fine particulate matter and ozone through reductions in sulfur dioxides and nitrogen oxides throughout the eastern United States.  The Environmental Protection Agency continues to require reduction of nitrogen oxide emissions in a number of eastern states and the District of Columbia and will require reduction of particulate matter emissions over the next several years for areas that do not meet air quality standards for fine particulates.  In addition, Congress and several states may consider legislation to further control air emissions of multiple pollutants from electric generating facilities and other large emitters.  Any new or proposed reductions will make it more costly to operate coal-fired plants and could make coal a less attractive fuel alternative to the planning and building of utility power plants in the future.  To the extent that any new or proposed requirements affect our customers, this could adversely affect our operations and results.

We may not be able to produce sufficient amounts of coal to fulfill our customers’ requirements, which could harm our relationships with customers.

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

Coal mines consume large quantities of commodities such as steel, copper, rubber products, and liquid fuels.  Some commodities, such as steel, are needed to comply with roof control plans required by regulation.  The prices we pay for these products are strongly impacted by the global commodities market.  A rapid or significant increase in the cost of some commodities could impact our mining costs because we have a limited ability to negotiate lower prices, and, in some cases, do not have a ready substitute for these commodities.

We must obtain governmental permits and approvals to commence production with the Columbia Mine.  Obtaining these permits and approvals can be a costly and time consuming process and can result in restrictions on our operations.

Regulatory authorities exercise considerable discretion in the timing and scope of permit issuance.  Requirements imposed by these authorities may be costly and time consuming and may result in delays in the commencement or continuation of exploration or production operations.  Further, the public has the right to comment on, and otherwise participate in, the permitting process, including through administrative appeals of permits and, possibly, further appeals in the courts.  Accordingly, the new permit(s) we will need to operate the Columbia Mine may not be issued, or if issued, may not be issued in a timely fashion, or may involve requirements which restrict our ability to conduct our Columbia mining operations or to do so profitably.

Proposals to regulate greenhouse gas emissions could impact the market for our fossil fuels, increase our costs, and reduce the value of our coal assets.

Numerous proposals have been made at the international, national, regional, and state levels of government that are intended to limit emissions of greenhouse gas (“GHGs”), such as carbon dioxide and methane.  Combustion of fossil fuels, such as the coal we produce, results in the creation of carbon dioxide that is currently emitted into the atmosphere by coal end users.  Several states have already adopted measures requiring reduction of GHGs within state boundaries.  If comprehensive regulations focusing on GHGs emission reductions were to be enacted by the United States or additional individual states, it may adversely affect the use of and demand for fossil fuels, particularly coal.  Further regulation of GHGs could occur in the United States pursuant to treaty obligations, regulation under the Clean Air Act, or regulation under state law.  In 2007, the U.S. Supreme Court held in Massachusetts vs.  Environmental Protection Agency, that the Environmental Protection Agency had authority to regulate GHGs under the Clean Air Act, reversing the Environmental Protection Agency’s interpretation of the Clean Air Act.  This decision could lead to federal regulation of GHGs under the existing Clean Air Act of coal-fired electric generation stations, which could adversely affect demand for our coal.

Government laws, regulations and other legal requirements relating to protection of the environment, health and safety matters and others that govern our business increase our costs of doing business, and may restrict our operations.

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

In 2008, Hidden Splendor received citations with assessed penalties totaling $367,806.  We have challenged approximately $367,806 of those penalties in approximately eight administrative actions involving challenges to the 2008 citations.    Enforcement of any of these penalties could have a significant effect on operating costs, which could materially impact our operations. We are uncertain as to how much, if any, of these citations we will be responsible for.

In March 2009, Hidden Splendor was notified by the U.S. Department of Labor, Mine Safety and Health Administration (“MSHA”) that a potential pattern of violations may exist at the Horizon Mine based upon initial screening and pattern criteria review by MSHA.  Upon receipt of such notification, we conducted a comprehensive review of the operations at the Horizon Mine and prepared and submitted plans to MSHA designed to enhance employee safety at the mines through better education, training, mining practices, and safety management.   Following implementation of the plans, MSHA will conduct a complete inspection of the Horizon Mine and further evaluate the situation.  If MSHA determines, after its evaluation, that a pattern of violations exists at the Horizon Mine, MSHA may shut down all or portions of the mine until the violations have been abated.  The issuance of any notice of a pattern of violations could have a significant impact on our operations.

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

Each of these factors may in fact vary considerably from the assumptions used in estimating reserves.  For these reasons, estimates of the economically recoverable quantities of coal attributable to a particular group of properties, and classifications of those reserves based on risk of recovery and estimates of future net cash flows, may vary substantially.  Actual production, revenues and expenditures with respect to our reserves will likely vary from estimates, and these variances may be material.  As a result, our estimates may not accurately reflect our actual reserves.

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

We maintain insurance for some, but not all, of the potential risks and liabilities associated with our business.  For some risks, we may not obtain insurance if we believe the cost of available insurance is excessive relative to the risks presented.  As a result of market conditions, premiums and deductibles for certain insurance policies can increase substantially, and in some instances, certain insurance may become unavailable or available only for reduced amounts of coverage.  As a result, we may not be able to renew our existing insurance policies or procure other desirable insurance on commercially reasonable terms, if at all.  Although we maintain insurance at levels we believe are appropriate and consistent with industry practice, we are not fully insured against all risks.  In addition, pollution and environmental risks generally are not fully insurable.  Losses and liabilities from uninsured and underinsured events and delay in the payment of insurance proceeds could have a material adverse effect on our financial condition, results of operations and cash flows.

We are dependent upon the services of Messrs. Baker, Durbin, and Walker

The success of the Company is dependent upon, among other things, the services of Dan R. Baker, our Chief Executive Officer; John E. Durbin, our Chief Financial Officer; and Alexander H. Walker III, our Chairman and Secretary. The Company has entered into employment agreements with Messrs. Baker, Durbin, and Walker, but does not maintain any key man insurance on the lives of any of these individuals. The loss of any of these executives, for any reason, would have a material adverse effect on the Company.

Some of our Officers and Directors have limited or no prior experience in the coal business and that lack of experience could harm our business.

Our chief financial officer was not involved in the coal industry prior to the time he joined management in January 2009.  Other board members also have limited experience in the coal industry.  This lack of experience could place the Company at a competitive disadvantage.

RISKS RELATED TO OUR COMMON STOCK

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

Applicable SEC rules governing the trading of “penny stocks” limits the trading and liquidity of the Company’s shares as well as the shares of common stock underlying the Company’s warrants which may affect the trading price of the common stock.

The common stock is currently quoted on the OTC Bulletin Board and trades below $5.00 per share; therefore, the common stock is considered a “penny stock” and subject to SEC rules and regulations which impose limitations upon the manner in which such shares may be publicly traded. These regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the associated risks. Under these regulations, certain brokers who recommend such securities to persons other than established customers or certain accredited investors must make a special written suitability determination regarding such a purchaser and receive such purchaser’s written agreement to a transaction prior to sale. These regulations have the effect of limiting the trading activity of the common stock and reducing the liquidity of an investment in the common stock.

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

•

announcements by the Company or its competitors of significant acquisitions, strategic partnerships, joint ventures, or capital commitments;

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

ITEM 2.  DESCRIPTION OF PROPERTY

Location of Principal Plants

The Company’s only coal mining operation is the Horizon Mine.  The Company maintains office space at 3266 South 125 West, Price, Utah for general administrative purposes.  The Company maintains its corporate offices at 57 West 200 South, Suite 400, Salt Lake City, Utah. Such office space is subleased from Arlington Ventures, an entity owned by the Company’s Secretary and Chairman, Alexander H. Walker III and other Walker Family members.

Columbia Property

In July 2008, we entered into a coal mining lease and option to purchase with C&P Coal Associates, LLC and obtained the right to permit, develop and mine the currently closed coal mine known as the Columbia Coal Mine (“Columbia Mine”). The Columbia property consists of 5,200 acres in Carbon County, Utah, the same county in which our Horizon Mine is located.  The Columbia Mine was operated by United States Steel Corporation which produced coal for its coking plants.  The mine was shut down in 1966, primarily due to the downturn in the steel industry.  The Columbia property is estimated to have approximately 50 million tons of recoverable mid-volatile metallurgical coal reserves with an additional estimated 40 million tons of reserves adjacent to the property.  We plan to complete the permitting process, which has begun, and then commence mining operations. We anticipate that the permitting process will take up to 18 months, with an additional twelve-month period required to obtain the necessary equipment to enable mining operations to start.

Consumers Road Property

In January of 2009, we acquired real and personal property in Carbon County, Utah, as follows:.

1.  Three (3) buildings and fixtures used for record storage, mine support facilities, an equipment maintenance shop, training center, etc., collectively called the “Consumers Road Property,” located on approximately 35 acres of land owned by the United States for which we hold possession under Right-of-Way UTU-49754 granted by the Bureau of Land Management.

2.  An interest in the following described parcel of land:  “NW¼SW¼ of Section 26, T15S, R8E, SLM, containing 40.00 acres more or less”, a parcel which we refer to as the “South 40 Parcel.”

We intend to use the Consumers Road Property for office and shop support for our coal mine operations at the Horizon Mine.  We are exploring alternative uses for the South 40 Parcel.

The location and means of access to the Horizon Mine.

The Horizon Mine is located approximately eleven miles west of Helper, Carbon County, Utah.  The mine property abuts a county road known as Consumers Road which allows vehicular access to the mine and allows transportation of coal from the mine.

The Company’s right to operate the Horizon Mine.

Hidden Splendor operates the Horizon Mine pursuant to an operating permit issued by the Utah Department of Natural Resources, Division of Oil, Gas and Mining.  Hidden Splendor’s permit number in this regard is C/007/0020.  The permit allows Hidden Splendor to mine within the entire area subject to a federal coal lease Hidden Splendor owns.  That federal coal lease, Lease Number U-74804, covers coal in an area of approximately 1,640 acres located in Township 13 South, Range 8 East, Salt Lake Base Meridian.  Hidden Splendor owns fee title to approximately 80 acres of that acreage and the coal beneath the land Hidden Splendor owns is fee coal which Hidden Splendor owns and upon which Hidden Splendor pays no royalties.  Thus, Hidden Splendor mines the coal within the area of its operating permit either by right of outright ownership of that coal or by right of the federal coal lease which Hidden Splendor owns.

In order to maintain its federal lease the Company must meet certain diligence requirements.  In this regard, the Company must mine approximately 60,000 tons of coal each year over a ten-year period and the Company has the entire ten-year period to meet that total amount.  Accordingly, our operations to date have been more than sufficient to meet this obligation.

A brief history of previous operations at the Horizon Mine.

According to the operator history for the Horizon Mine compiled by MSHA, the Horizon mine had four operators prior to Hidden Splendor.  From April 1, 1992 to April 19, 1995, the mine was operated by an entity known as Blue Blaze Coal Company.  From April 20, 1995 to August 28, 1997, it was operated by Horizon Coal Corp.  From August 29, 1997 to July 14, 1999, it was operated by Horizon Mining, LLC.  And from July 15, 1999 to March 23, 2003 it was operated by Lodestar Energy, Inc.  Hidden Splendor purchased the operations of the Horizon Mine out of the bankruptcy of Lodestar in March of 2003 and has been operating the Horizon Mine since that time.

According to the mine overview data compiled by MSHA in connection with the Horizon Mine, the following number of tons have been mined from the Horizon Mine in the years shown:

Year	Tons Produced
1995	0
1996	0
1997	8.860
1998	97,219
1999	41,332
2000	0
2001	23,197
2002	110,202
2003	80,777
2004	286,493
2005	284,481
2006	256,025
2007	233,105
2008	229,148

Description of the Horizon Mine.

A glossary of mining terms is contained in subparagraph 6 below to aid the reader in connection with the information in this Item 4 and elsewhere in this report.

Present Condition of the Property

The federal coal lease the Company has obtained covers coal which lies under approximately 1,640 acres of land in Carbon County, Utah.  The surface rights to most all of the land in which the leased coal lies is owned by private landowners.  The Horizon Mine is an underground, slope mine.  At present, adequate surface facilities are in place at the mine site to support underground mining operations which take place at the mine.  The surface facilities of the Horizon Mine operation are located on property owned by the Company.

Those surface facilities include a mine office and bathhouse facility, a storage trailer, the portals which lead to the underground operations of the mine, a conveyer belt structure which moves coal from the underground operations to the surface, a crushing unit which sizes the coal mined and a stacking tube around which the coal mined is stacked on the surface.  All structures on the surface are in good operating condition.  The surface operations cover approximately 8.9 acres of land.

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

Work completed by the Company on the property

Hidden Splendor began its production operations at the Horizon Mine in August of 2003.  At the time the Company took over the operations at the Horizon Mine, the surface facilities were substantially in place and underground mining operations had been established.  Hidden Splendor acquired additional equipment to commence mining operations and since August of 2003 has acquired substantial additional equipment to continue operations.  Since it took control of the mining operations at the Horizon Mine in 2003, the Company has removed approximately 1.4 million tons of coal from the reserves in the permitted area of the mine.

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

Considerable time and materials are utilized in what is known as “development” mining in order to assure that the roof in the open areas of the mine is secure and supported.  Development mining simply refers to the mining phase in which the series of rooms and pillars is created, or developed.  Room-and-pillar mining also involves the removal of the pillars of coal from areas of the mine which have been fully developed.  We refer to this kind of mining as “pillaring” or “MRS extraction of pillar coal.”  Pillaring involves the use of mechanized roof support equipment known as mobile roof supports, or “MRSs,” to support the roof of the mine while some of the pillars of coal are removed.   MRSs are large track-driven, hydraulic canopies which are remotely operated.  The use of MRSs in pillaring replaced an older method of retreat mining which involved supporting the roof of a mine with wooden posts only as pillars were removed.  That method did not afford the same level of safety which MRS pillar extraction affords.

Pillaring involves backing out of a section of the mine as the pillars in that section are removed.  Because the pillars are being removed from the section, time and materials are not utilized to maintain the roof in that area of the mine to the same extent they are used in development mining.  The roof is maintained by the MRSs which monitor the stress pushing down from the roof. The roof of the area in which pillaring takes place is not maintained because as pillars are removed that roof falls in the area after the MRS units are remotely removed and that area of the mine is sealed off and abandoned.  Once the panel is fully created, pillaring takes place and the pillars are removed from the panel.  Once pillaring in a panel is completed, another panel is developed.

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

Since August 2003, we primarily have operated the Horizon Mine as what is known as a “one-section” mine.  That is, we mine in one area of the mine at any one time using one continuous miner, two shuttle cars, and attendant equipment.  Thus, all of our production comes from operating one set of mining equipment in one area of the mine.  As a one-section mine, any problem we have encountered has had a significantly adverse effect on production.  For example, when we have encountered a fault in the coal seam which has displaced the seam either up or down by several feet, we have had to spend time mining through the faulted area to reach the seam past the fault.  We have spent just as much time and used just as much material mining through the fault, but we have mined no coal.

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

Beginning in late May 2008, we began operating the mine as a two-section mine.  That is, we began mining coal in two areas of the mine at the same time.  Due to equipment breakdowns, we were unable to operate in two sections consistently for the remainder of 2008. We plan to rebuild and/or replace equipment during the first six months of 2009 to allow the mine to begin operating in two sections, and ultimately expand to three sections by late 2009.  However, there is no guarantee that the equipment will be deployed in the projected timeframes and/or that production will increase as planned

Current operations of the Horizon Mine.

The Horizon Mine is currently operational, producing “compliant” thermal coal with an average of approximately 12,000 BTU/lb. and 0.5% sulfur.  Since 2003, the Company has extracted over 1.4 million tons of coal from the mine.

The Horizon Mine coal is currently being sold at an average sale price of approximately $51 per ton as of the date of this Report, and was sold at an average price of approximately $33 per ton during the year ended December 31, 2008.

The Company’s average production cost per ton of coal for the year ended December 31, 2008 was approximately $22.34 per ton.  General and administrative expenses averaged approximately $420,306 per month, equating to approximately $22.01 per ton, during this period.  As production escalates, we believe that the production expense and general and administrative cost per ton should decrease as a percentage of sales as a result of economies of scale.

Management’s plan is to escalate production to an average of 40,000 tons per month by late 2009 by moving one miner to an area of the Horizon Mine with more favorable mining conditions and rebuilding and/or replacing key equipment.  In addition, the Company plans to lease and deploy a third continuous miner, a shuttle car, and other key equipment to enable the Horizon Mine to operate as a three-section mine by the end of 2009.   With these equipment additions/upgrades and logistical adjustments, we expect monthly production to increase.

Management estimates there are in excess of 100 million tons of additional recoverable coal reserves adjacent to the Horizon Mine that are controlled by Carbon County and the BLM.  In March 2009, the BLM granted the Company a lease modification to access and lease approximately 6.8 million recoverable tons of the adjacent reserves.  The Company intends to pursue additional adjacent reserves by negotiating with officials of Carbon County and the BLM.

The current state of development of the property

Currently the Company has mined approximately 1.4 million tons of coal from the leased and permitted area in which our reserves are located.  We have obtained an estimate from a third party engineering firm which indicates that there were approximately 5.6 million tons of recoverable reserves in that leased and permitted area as of December 31, 2008.  This estimated reserves amount is higher than the 4.8 million tons previously estimated by another third party engineering firm in the prior year.  Our Company reported 4.8 million tons of recoverable reserves in our 2007 Form-10K based upon the third party report in the prior year. However, we believe the most recent estimate of approximately 5.6 million recoverable tons as of December 31, 2008 is accurate. The reason for the increase in estimated recoverable reserves is due to an assumption in the prior year engineering report that the main entry pillars would not be recovered. However, based on recent history and our current operation, these pillars are being recovered and we expect this trend to continue.

In March 2009, the BLM granted the Company a lease modification to access and lease reserves adjacent to the Horizon Mine.  We obtained an estimate from a third party engineering firm which indicates that the lease modification granted by the BLM in March 2009 added approximately 6.8 million tons of recoverable reserves, resulting in a total of approximately 12.4 million tons of recoverable reserves as of the date of this Report. We consider such reserves probable as they are based on estimates from drill hole data in the area and geological reports on our property from third parties.  Such estimates are revised as actual mining reveals more accurate information about the coal seams, thickness, quality of coal and locations of obstacles to mining such as faults or rock intrusions into the seam.

The modernization and physical condition of the plant and equipment.

Management believes the surface facilities at the mine were installed beginning in early 1990’s. Components to such facilities have been upgraded over time. For example, we have made additions to the mine office and bathhouse facility in both 2005 and again in 2007 in order to accommodate the growing number of employees.  Those facilities were originally installed in 1995.

Also, in 2003 a crushing unit was added to the beltline by the Company in order to properly size the coal mined.  Properly sizing the coal is crucial for coal sales, as our coal sales agreements have had requirements regarding the size of the coal purchased.

In 2004, the Company purchased significant additional equipment to continue mining operations at the Horizon Mine.  Such equipment included a rebuilt continuous miner, two rebuilt shuttle cars, a rebuilt roof bolter, a new battery scoop, and additional attendant equipment. All such equipment has improved operations and remains in adequate operating condition.  Nonetheless, management is of the opinion that at a minimum, additional roof bolting equipment is necessary to support the expanded operations at the mine.  Management has identified other necessary equipment as well, but is concerned with the adequacy of the roof bolting equipment on hand to keep up with expanded operations. While the two current roof bolting machines at the mine operate properly, they are slow moving and can only keep up with mining operations involving one continuous miner. In 2007, a third roof bolting machine did not perform as expected and did not support mining operations behind the Company’s second continuous miner. The manufacturer of that equipment has attempted to remedy the problems with that roof bolter, but there is no guarantee it will function as planned. The Company has encountered numerous minor and major equipment breakdowns during 2008 which delayed production intermittently. The Company plans to rebuild and/or replace two continuous miners, two shuttle cars, and other key equipment during 2009.

Description of the rock formations and mineralization of existing or potential economic significance on the property.

Coal mined at the Horizon Mine is located in what is known as the Hiawatha Coal Seam located in the Wasatch Plateau Coal Field.  The average height of the seam as it runs through the mine is approximately seven feet.  The coal we extract at the Horizon Mine generally has a BTU value of between 11,500 and 12,300 BTUs/lb.  Analysis of the coal produced at the Horizon Mine in August of 2006 has shown BTU levels as high as 12,600.  Ash levels in coal substantially affect the value of coal.  As it sits in place in the Hiawatha Seam, coal at the Horizon Mine contains ash at levels from 8% to 9%.  Mining of the coal can increase ash levels if the rock either above or below the coal seam is mined and mixed with the coal taken from the seam, and our ash levels generally test out at 8% to 12%, though conditions in the mine during 2008 have seen higher ash levels.  As stated above, reports provided to us indicate that there are at least 12.4 million recoverable tons remaining in our leased and permitted operations.  We believe this estimate is conservative.  Additional tonnage, though not leased by us at this time, is in reserves adjacent to our operation.

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

Bituminous Coal: A dense coal, usually black, sometimes dark brown, often with well-defined bands of bright and dull material, used primarily as fuel in steam-electric power generation, with substantial quantities also used for heat and power applications in manufacturing and to make coke. Bituminous coal is the most abundant coal in active U.S. mining regions. Its moisture content usually is less than 20 percent. The heat content of bituminous coal ranges from 21 to 30 million BTU per ton on a moist, mineral-matter-free basis. The heat content of bituminous coal consumed in the United States averages 24 million BTU per ton, on the as-received basis (i.e. containing both inherent moisture and mineral matter).

BTU (British Thermal Unit): The amount of heat needed to raise the temperature of one pound of water by one degree Fahrenheit. The BTU is a convenient measure by which to compare the energy content of various fuels.

Coal: A readily combustible black or brownish-black rock whose composition, including inherent moisture, consists of more than 50 percent by weight, and more than 70 percent by volume, of carbonaceous material. It is formed from plant remains that have been compacted, hardened, chemically altered, and metamorphosed by heat and pressure over geologic time.

Coalbed: A bed or stratum of coal. Also called a coal seam.

Coke: A solid carbonaceous residue derived from low-ash, low-sulfur bituminous coal from which the volatile constituents are driven off by baking in an oven at temperatures as high as 2,000 degrees Fahrenheit so that the fixed carbon and residual ash are fused together. Coke is used as a fuel and as a reducing agent in smelting iron ore in a blast furnace. Coke from coal is grey, hard, porous and has a heating value of 24.8 million BTU per short ton.

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

EIA: The Energy Information Administration. An independent agency within the U.S. Department of Energy that develops surveys, collects energy data, and analyzes and models energy issues. The Agency must meet the requests of Congress, other elements within the Department of Energy, the Federal Energy Regulatory Commission, the Executive Branch, its own independent needs, and assist the general public, or other interest groups, without taking a policy position.

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

Steam Coal: All nonmetallurgical coal.

Underground Mine: A mine where coal is produced by tunneling into the earth to the coal bed, which is then mined with underground mining equipment such as cutting machines and continuous, longwall, and shortwall mining machines. Underground mines are classified according to the type of opening used to reach the coal, i.e. drift (level tunnel), slope (inclined tunnel), or shaft (vertical tunnel).

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

ITEM 3.  LEGAL PROCEEDINGS

On October 15, 2007, Hidden Splendor filed a Chapter 11 Petition in the United States Bankruptcy Court for the District of Nevada. Hidden Splendor’s petition in this regard was a Chapter 11 Petition and Hidden Splendor continued to operate its business as a Debtor in Possession.  On December 8, 2008, the Plan was formally confirmed by the U.S. Bankruptcy Court for the District of Nevada to emerge from Chapter 11 bankruptcy protection.   The Plan became effective on December 19, 2008, at which time the subsidiary officially emerged from bankruptcy.

In connection with the Plan, the Company paid an initial $500,000 “administrative earmark contribution” payment and an initial $2,250,000 “Plan Funding Contribution” payment, which were allocated to the payment of professional fees, taxes, and initial settlement payments to various creditors.  Additionally, the Plan provides for payments to creditors over time in an aggregate principal amount of not less than approximately $10,000,000 and up to approximately $10,700,000 over a period not exceeding seven years from the effective date of the Plan.

Certain classified creditors will receive a principal amount of approximately $8,300,000 as follows: (i) secured creditors will receive an aggregate principal amount of approximately $6,000,000 amortized in equal monthly installments of $94,879 per month, maintaining a lien on the Horizon Mine as collateral for the obligations; (ii) the Internal Revenue Service will receive an aggregate principal amount of $1,800,000 amortized in equal quarterly payments of $162,156 to be paid over a period continuing to the earlier of sixty months from the petition date or forty-six months from the effective date of the Plan; and (iii) the Howard Kent, Inc. Profit Sharing Plan will receive an aggregate principal amount of $475,000 to be paid (A) in interest only payments at 8.1% for the first 24 months immediately following the effective date of the Plan, and (B) after 24 months of interest only payments, commencing in the 25th month immediately following the effective date of the Plan, in payments of both principal and interest fully amortizing for a period of an additional 24 months.

Hidden Splendor’s general unsecured creditors are owed approximately $3,400,000.  Under the Plan, general unsecured creditors will receive no less than 50% and up to 70% of their respective allowed claims, or a minimum principal amount of approximately $1,700,000 and a maximum principal amount of approximately $2,380,000.  On the effective date of the Plan, general unsecured creditors received an initial distribution of 10% of their respective allowed claims from the Plan Funding Contribution, or approximately $340,000.  Thereafter, assuming the general unsecured creditors receive 70% of their respective allowed claims, the general unsecured creditors will receive semi-annual payments from a disbursing agent continuing for the duration of the Plan term.  Hidden Splendor will pay the disbursing agent in equal quarterly installments of approximately $190,000 per quarter over the Plan term.  If, however, Hidden Splendor pays the general unsecured creditors either (i) 50% of the allowed general unsecured creditor claims within twelve months following the effective date of the Plan, or (i) 60% of the allowed general unsecured creditor claims within twenty-four months following the effective date of the Plan, then no additional payments will be due and owing to the general unsecured creditors.  Insider claims will receive no distributions.

Under the Plan, the Company must pay all of Hidden Splendor’s post-petition liabilities that Hidden Splendor cannot pay, in the ordinary course of business, in an amount not to exceed $1,560,000.  Additionally, America West must make capital expenditures in connection with the operations of the Horizon Mine by making available at least $2,000,000 in new equipment within 180 days of the effective date of the Plan.  In the event the Company borrows money or otherwise incurs a liability to fund capital expenditures after Hidden Splendor’s Plan becomes effective, Hidden Splendor may make payments to service such debt up to $13,500 for every $1,000,000 dollars borrowed and made available to Hidden Splendor.  Hidden Splendor may make additional payments to the Company provided certain Plan repayment benchmarks are achieved.

In the event Hidden Splendor (i) fails to pay fully any payments when due, or (ii) fails to comply with any provision of the Plan, then (A) 100% (reduced only by the amounts actually paid and received by creditors) of all allowed claims of general unsecured creditors shall be immediately due and accelerated and (B) Hidden Splendor must immediately list its assets for sale.

Hidden Splendor’s Chapter 11 bankruptcy proceeding was consolidated with the Chapter 11 proceeding of Mid-State Services, Inc.  Pursuant to the Plan, Mid-State Services, Inc.’s assets and liabilities were assumed by Hidden Splendor on December 19, 2008.

In 2008, Hidden Splendor received citations with assessed penalties totaling $367,806.  We have challenged approximately $367,806 of those penalties in approximately eight administrative actions involving challenges to the 2008 citations.  Enforcement of any of these penalties could have a significant effect on operating costs, which could materially impact our operations.

In March 2009, Hidden Splendor was notified by MSHA that a potential pattern of violations may exist at the Horizon Mine based upon initial screening and pattern criteria review by MSHA.  Upon receipt of such notification, we conducted a comprehensive review of the operations at the Horizon Mine and prepared and submitted plans to MSHA designed to enhance employee safety at the mine through better education, training, mining practices, and safety management.   Following implementation of the plans, MSHA will conduct a complete inspection of the Horizon Mine and further evaluate the situation.  If the MSHA determines, after its evaluation, that a pattern of violations exists at the Horizon Mine, the MSHA may shut down all or portions of the mine until the violations have been abated.  The issuance of any notice of a pattern of violations could have a significant impact on our operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On November 7, 2008, the holders of in excess of 50% of our issued and outstanding shares of common stock agreed to amend the Company’s Articles of Incorporation to (i) increase the number of authorized shares of common stock from 200,000,000 shares to 300,000,000 shares and (ii) provide that the provisions of NRS 78.378 to 78.3793, inclusive (acquisition of controlling interest), are not applicable to the Company.   On November 12, 2008, the Company filed a preliminary information statement with the Securities and Exchange Commission, which was subsequently amended on December 12, 2008, and January 1, 2009.  On January 5, 2009, the Company filed the definitive information statement with the Securities and Exchange Commission.  The Company mailed the information statement to the shareholders on or about January 6, 2009, and the Company filed the amendment to its Articles of Incorporation with the Nevada Secretary of State on January 26, 2009.

PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

General Market Information

Our common stock trades on the OTC Bulletin Board under the symbol “AWSR.” The market for our common stock on the OTC Bulletin Board is limited, sporadic and highly volatile.  The following table sets forth the approximate high and low closing sales prices per share as reported on the OTC Bulletin Board for our common stock for the last two fiscal years.  The quotations reflect inter-dealer prices, without retail markups, markdowns, or commissions and may not represent actual transactions.  The quotations give effect to a two-for-one forward stock split effective May 17, 2007.

	High	Low
Year 2008
Quarter ended December 31	$0.27	$0.12
Quarter ended September 30	$0.47	$0.12
Quarter ended June 30	$0.26	$0.12
Quarter ended March 31	$0.27	$0.08
Year 2007
Quarter ended December 31	$0.35	$0.08
Quarter ended September 30	$0.55	$0.15
Quarter ended June 30	$1.08	$0.16
Quarter ended March 31	$0.38	$0.16

Holders

As of April 13, 2009, there were approximately 826 shareholders of record of the Company's common stock and 166,650,957 shares outstanding.

Dividends

We have not paid dividends since inception nor do we anticipate that any cash dividends will be paid in the foreseeable future.

Equity Compensation Plan Information

The following table sets forth certain information, as of December 31, 2008, concerning securities authorized for issuance under the 2008 Stock Option Plan and other outstanding options, warrants and rights:

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants & Rights (a)	Weighted Averaged Exercise Price of Outstanding Options, Warrants & Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a) (c)

Equity compensation plans approved by security holders:	--	--	--

Equity compensations plans not approved by security holders (1):	4,237,500	$0.44	10,762,500

Total	4,237,500	$0.44	10,762,500

(1) On July 3, 2008, we granted employees and officers options to purchase an aggregate 4,237,500 common shares at exercise prices ranging from $0.40 to $0.45. One-third of such options vested upon issuance of the options, one-third shall vest on the first anniversary of the issuance, and the remaining third shall vest on the second anniversary of the issuance.  Vested options will expire five years from the date the option vested.

Recent Sales of Unregistered Securities

Set forth below is certain information concerning issuances of common stock that were not registered under the Securities Act of 1933 (“Securities Act”) that occurred, but were not reported, during fiscal 2008 and to date:

Between January and July of 2008, we issued a total of 15,238,333 shares of common stock for cash consideration aggregating $2,285,750.  A commission of $90,525 was paid to FYJIGIM, Inc., a commission of $105,050 was paid to John Thomas Financial Inc., and a commission of $10,000 was paid to Riverstone Wealth Management in connection with the sales of these shares.

Between June and October 2008, the Company issued John Thomas Bridge & Opportunity Fund LP 3,249,999 shares of common stock for nominal consideration in connection with a $925,000 loan.  A commission of $120,250 was paid to John Thomas Financial Inc. in connection with the loan.

During August and September 2008, we issued a total of 375,000 shares of common stock and issued warrants to purchase 187,500 shares of common stock at an exercise price of $0.30 per share.  These stock and warrant issuances were made for cash consideration aggregating $75,000.  A commission of $7,500 was paid to FYJIGIM, Inc. in connection with the sales of these shares.

In September 2008, the Company issued Mr. Jarkesy and an entity that he controls 233,333 and 66,667 shares of common stock for nominal consideration in connection with loaning us $70,000 and $20,000, respectively.

In October 2008, the Company issued Dan Baker 166,667 shares of common stock for nominal consideration in connection with loaning us $50,000.

During October and November of 2008, we issued a total of 16,166,664 shares of the company’s common stock for cash consideration aggregating $2,425,000.  A commission of $315,250 was paid to John Thomas Financial Inc., $2,500 in escrow fees was paid to Signature Bank and $19,210 in attorney fees was paid to Meister Seelig & Fein in connection with the sales of these shares.

During November and December 2008, we issued 350,000 shares of common stock to a consultant for consideration of services rendered to the company.

In December 2008, the Company issued 250,000 shares of common stock to Alexander H. Walker III in consideration for providing collateral for a $75,000 line of credit entered into between the Company and a third-party bank.

During October 2008, we entered into a loan agreement with a third party pursuant to which we borrowed a principal amount of $2,800,000.  In connection with the loan, in December 2008, we issued the third party lender 10,000,000 shares of the company’s common stock for cash consideration of $200,000.  A commission of $20,000 was paid to Riverstone Wealth Management in connection with the sales of these shares.

During December 2008, we issued a total of 25,789,365 shares of common stock and issued warrants to purchase 12,894,683 shares of the company’s common stock at an exercise price of $0.30 per share.  These issuances were made for cash consideration aggregating $5,157,873.  A commission of $685,515 was paid to John Thomas Financial Inc., $141,994 was paid to Brewer & Pritchard for attorney fees and $24,691 was paid to Meister Seelig & Fein for attorney fees in connection with the sales of these shares.

During January 2009, we issued a total of 1,275,000 shares of common stock and issued warrants to purchase 637,500 shares of the company’s common stock at an exercise price of $0.30 per share.  These issuances were made for cash consideration aggregating $255,000.  A commission of $33,150 was paid to John Thomas Financial, Inc. in connection with the sales of these shares.

During January 2009, we issued 625,000 shares of common stock to consultants for consideration of services rendered to the company.

The issuance of these equity securities were consummated pursuant to Section 4(2) of the Securities Act and the rules and regulations promulgated thereunder on the basis that such transactions did not involve a public offering and the offerees were sophisticated, accredited investors with access to the kind of information that registration would provide. The recipient of these securities represented its intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the share certificates and other instruments issued in such transactions.   Unless otherwise noted, no sales commissions were paid.

Purchases of Equity Securities by Company

None.

ITEM 6.

SELECTED FINANCIAL DATA

Not required.

ITEM 7.

MANAGEMENT’S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS AND FINANCIAL CONDITION

This Management’s Discussion and Analysis should be read in conjunction with the audited financial statements of the Company and Hidden Splendor and notes thereto set forth herein. Our auditor's report on our financial statements expresses an opinion that substantial doubt exists as to whether we can continue as an on-going business. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital.  The financial statements of the Company and Hidden Splendor do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Overview

The Company is an established domestic coal producer engaged in the mining of clean and compliant (low-sulfur) coal. The majority of our coal is sold to utility companies for use in the generation of electricity.  During fiscal 2008, four customers accounted for virtually all of our revenues. We expect three of these customers to account for significantly more than 10% of our revenues during 2009 as well. We have entered into contracts with these three customers to deliver a certain quantity of coal at fixed prices, subject to other terms and conditions that are standard in the industry. With respect to customers not subject to long-term contracts, we have short-term or market delivery and price contracts that we negotiate and perform on a continuous basis. Our strategy is to have a combination of long-term and short-term delivery contracts.  We operate the Horizon Mine located in Carbon County, Utah, and we plan to expand mining operations in this mine, commence additional mining in the Columbia Mine as early as 2011, and acquire additional mining properties.

The Horizon Mine is operated through our wholly-owned subsidiary Hidden Splendor Resources, Inc.  Hidden Splendor’s only business is the coal mining operation at the Horizon Mine located approximately eleven miles west of Helper, Utah in Carbon County.  This mine produces what is commonly known as “steam coal,” that is, coal used to heat water to create steam which, in turn, is used to turn turbine engines to produce electricity.  While steam coal primarily is sold to power companies for use in coal-fired power plants, steam coal also can be used in the production process for concrete and often is sold in the western United States for this purpose.  Since 2003, the market for the coal mined from the Horizon Mine has been sold to local utilities, other coal mining operations, a concrete producer and a coal broker.

Coal mined from the Horizon Mine is loaded into trucks which haul the coal either directly to end users of the coal or to distribution facilities known as loadouts where the coal is loaded into rail cars and transported via rail to customers.  The Horizon Mine is located approximately eight miles from the nearest loadout facility and approximately sixteen miles from the loadout facility most commonly used to ship our coal to end users.   Hidden Splendor sells the coal mined at the Horizon Mine on a “FOB the mine” or “FOB the railcar” basis.  For the “FOB the mine” basis, Hidden Splendor earns payment for the coal mined from the Horizon Mine as that coal is loaded into trucks at the mine site.  Once the coal is loaded into those trucks, the coal belongs to our customers.  For the “FOB the railcar” basis, Hidden Splendor earns payment for the coal mined from the Horizon Mine as that coal is loaded into the railcar at the railroad loadout facility.  Once the coal is loaded into those railcars, the coal belongs to our customers.

Results of Operations for the Year Ended December 31, 2008 Compared to December 31, 2007

Material changes in financial statement line items

The following table presents a pro forma combined statement of operations data for each of the periods indicated and presents the percentage of change in each line item from one period to the next.  Changes in items which we feel have no meaningful impact on operations are marked with the designation NM, which we mean to indicate “not meaningful.”

	Years Ended		Percentage
	December 31,		Increase
	2008	2007	(Decrease)

Revenue
Coal sales	$7,304,068	$5,044,312	45%
Coal production costs	6,779,417	5,720,155	19%
Gross profit (loss)	524,651	(675,843)	192%

Operating expenses
General and administrative	5,043,668	3,803,974	33%

Loss from operations	(4,519,017)	(4,479,817)	1%

Other income (expenses)
Other expense	(67,500)	-	-
Interest income	-	147	NM
Interest expense	(1,505,377)	(622,438)	142%
Gain on extinguishment of debt	357,404	-	-
Total other expenses	(1,215,473)	(622,291)	95%

Reorganization items:
Professional fees	845,405	14,126	5885%

Net Loss	$(6,579,895)	$(5,116,234)	29%

Revenue

We had revenue from continuing operations for the year ended December 31, 2008 of $7,304,068, a 45% increase from revenues of $5,044,312 for 2007.  All revenue was from coal sales from our Horizon coal mine operations by our wholly-owned subsidiary, Hidden Splendor Resources, Inc.  The increase was attributable to an increased average sales price per ton of coal during 2008 as compared to 2007.  The increase in average sales price per ton offset a decrease in 2008 production of two percent as compared to 2007.

Historically, we have operated the mine as a one-section mine, meaning we have mined coal in only one area of the mine.  Beginning in late May 2008, we began operating the mine as a two-section mine.  That is, we mined coal in two areas of the mine at the same time.  Optimally, Section I will be pillaring a developed panel, while in Section II, a panel is being developed.  Because development mining involves significant roof support efforts and often discovers problem areas in the mine, such as faults in the coal seam or inflows of water, development mining is more capital intensive than pillaring.  By operating two sections, the Company can blend the two types of mining and will have the flexibility to deal with adverse conditions which may affect mining in any one section.  By operating two sections, the Company plans to increase production.  However, we encountered breakdowns of equipment and difficult mining conditions in the Horizon Mine in the fourth quarter of 2008, resulting in lower production.  There is no guarantee that production will increase in the future as planned.

Coal Production Costs

Our production costs during the year ended December 31, 2008 were $6,779,417, compared to $5,720,155 for 2007. This increase of 19% was attributed to increased production costs as we worked to remedy equipment breakdowns and difficult mining conditions in the Horizon Mine in the fourth quarter of 2008.

Gross Profit

Gross profit increased 192% from a gross loss of $675,843 for the year ended December 31, 2007 to a gross profit of $524,651 for the year ended December 31, 2008, primarily due to increased revenue for the reasons noted above.

General and Administrative Expense

General and administrative expenses for the year ended December 31, 2008 totaled $5,043,668, an increase of 33% over general and administrative expenses of $3,803,974 in the prior year.  The increase was primarily attributed to 1) $1,057,513 in stock compensation expense related to options, warrants and common stock issued to our directors, officers, employees, and third party consultants, and 2) the legal and accounting costs incurred in 2008 associated with being a publicly traded company.

Loss from Operations

Loss from operations increased one percent from $4,479,817 for the year ended December 31, 2007 to $4,519,017 for the year ended December 31, 2008 primarily due to $1,057,513 of stock compensation expense during 2008.

Other Income (Expenses)

For the year ended December 31, 2008, we had net other expenses of $1,215,473, compared to net other expenses of $622,291 for the prior year.   This change is primarily attributed to interest expense of $1,505,377 offset by a gain on the extinguishment of debt of $357,404 in accordance with the Chapter 11 Bankruptcy Plan of Reorganization of Hidden Splendor Resources, Inc., which became effective in December 2008.

Reorganization Expenses

For the year ended December 31, 2008, we had $845,405 in reorganization expenses compared to $14,126 for the prior year. The increase of 5,885% was attributed to the period of the Hidden Splendor bankruptcy in each year.  In 2007, the bankruptcy term spanned approximately 2.5 months, compared to approximately 11.5 months in 2008.

Net Loss

For the reasons noted above, our net loss for the year ended December 31, 2008, increased 29% to $6,579,895, compared to $5,116,234 for the prior year.

Liquidity and Capital Resources.

Our current liquidity position allows us to meet our ongoing Plan payment obligations and nominal working capital requirements. Due to unexpected equipment failures and difficult mining conditions we experienced during the fourth quarter of 2008 and the first quarter of 2009, which had an adverse effect on production, we may need to raise additional capital to meet our working capital needs through fiscal 2009. The working capital needs in 2009 consist of approximately $3,300,000 to fund equipment and related supplies necessary to increase Horizon Mine production and for related activities.  The Company will also be required to repay $2,800,000 of debt unrelated to Plan obligations in 2009, which is secured by the Columbia Mine lease and will mature in October 2009.  Our inability to obtain immediate financing from third parties will negatively impact our ability to fund operations and execute our business plan.  Any failure to obtain such financing could force us to abandon or curtail our operations. There is no assurance that we can raise additional capital from external sources, the failure of which could cause us to sell assets or curtail operations. We have no credit facilities in place, and as the Company has no debt or equity funding commitments, we will need to rely upon best efforts financings. Our auditors have issued a going concern opinion for our financial statements due to the substantial doubt about our ability to continue as a going concern.

Commitments for capital expenditures.

Per the Hidden Splendor Plan of Reorganization, the Company must make capital expenditures in connection with the operations of the Horizon Mine by making available at least $2,000,000 in new equipment within 180 days of December 19, 2008, the effective date of the Plan.  In addition, as noted above, capital expenditures are necessary in order to assure the survival of our operations.

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

Off-Balance Sheet Arrangements

As of December 31, 2008, the Company had no off-balance sheet arrangements.

Critical Accounting Policies

Use of Estimates – The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures.  Accordingly, actual results could differ from those estimates.

Cash and Cash Equivalents – For purposes of reporting cash flows, America West considers all investments purchased with a maturity of three months or less to be cash equivalents. America West maintains its cash in bank deposit accounts which, at times, have exceeded federally insured limits.

Accounts Receivable – The Company’s receivables are mainly from the Company’s coal broker and are collected within a few weeks of production and shipment.  As such no allowance for doubtful accounts is considered necessary.

Inventory – Inventory consists of consumable materials and is valued at the lower of cost (first-in, first out) or market.

Supplies – Supplies consist of consumable materials and are valued at the lower of cost (first-in, first out) or market.

Property and Equipment – Property and equipment are carried at cost and include expenditures for new facilities and those expenditures that substantially increase the productive lives of existing equipment. The Company accounts for equipment exchanges in accordance with Statement of Financial Accounting Standards No. 153 “Exchanges of Non-Monetary Assets - An Amendment of APB Opinion No. 29.” Maintenance and repair costs are expensed as incurred. Mineral rights and development costs are amortized based upon estimated recoverable proven and probable reserves.

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

Asset Retirement Obligations – SFAS No. 143, “Accounting for Asset Retirement Obligations,” addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Company’s asset retirement obligation (“ARO”) liabilities primarily consist of estimated costs related to reclaiming mines and related facilities in accordance with federal and state reclamation laws as defined by each mining permit.

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

When the liability is initially recorded, the offset is capitalized by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is amortized based on the units of production method over the estimated recoverable and probable reserves at the related mine. Accretion expense is included in the cost of produced coal. To the extent there is a difference between the liability recorded and the cost incurred, a gain or loss upon settlement is recognized.

The reclamation plan calls for a bonding and insurance requirement. The bond is the deed to residential property owned personally by the shareholders.

Income Taxes – Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes. Deferred taxes are recognized for differences between the bases of assets and liabilities for financial statement and income tax purposes. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred taxes also are recognized for operating losses and tax credits that are available to offset future taxable income and income taxes.

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

Revenue Recognition – Hidden Splendor’s revenues are generated under a long-term sales contract with a single coal brokerage company.  The terms of the contract are “FOB the mine” or “FOB the railcar”.  Revenues from coal sales are recognized when the coal is loaded onto the delivery truck or railcar contracted by the customer. At the end of each month, the amount of coal delivered to the coal brokerage is estimated. In addition, the customer may apply a penalty against invoices relating to deviations in delivered coal quality per the contract terms. Variances between estimated revenue and actual payment are recorded in the month the payment is received; however, differences have been minimal.

Basic and Diluted Loss per Share – Basic and diluted loss per share is calculated by dividing net loss by the weighted-average number of shares of common stock outstanding during the year.

Newly Issued Accounting Pronouncements – We do not expect the adoption of any recently issued accounting pronouncements to have a significant impact on our financial position, results of operations or cash flows.

ITEM 8.

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

America West Resources, Inc.

Salt Lake City, Utah

We have audited the accompanying consolidated balance sheets of America West Resources, Inc. and subsidiary ("the Company")

as of December 31, 2008 and 2007, and the related consolidated statements of operations, cash flows and changes in stockholders' deficit for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2008 and 2007, and the consolidated results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates continuity of business, realization of assets, and liquidation of liabilities in the ordinary course of business. As discussed in Note 3 to the consolidated financial statements, the Company’s wholly owned subsidiary emerged from bankruptcy with a plan of reorganization in December 2008. In addition, the Company has a working capital deficit and has incurred significant losses. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Malone & Bailey, PC

www.malone-bailey.com

Houston, Texas

April 14, 2009

America West Resources, Inc. and Subsidiary

CONSOLIDATED BALANCE SHEETS

	December 31,
	2008	2007
Assets
Current assets:
Cash and cash equivalents	$407,472	$505,688
Deferred financing costs	218,858	-
Accounts receivable	10,488	120,150
Total current assets	636,818	625,838

Prepaid royalties	565,000	-
Deposits	102,245	164,298
Property and equipment:
Property and equipment	10,395,196	9,363,816
Land and mineral properties	7,920,390	3,964,677
Less: accumulated depreciation and depletion	(5,558,483)	(3,884,906)
Net property and equipment	12,757,103	9,443,587

Total assets	$14,061,166	$10,233,723

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$1,068,802	$3,025,124
Accrued expenses	1,028,904	2,719,835
Line of credit	69,000	504,324
Short-term debt – related party	1,065,000	888,078
Current maturities of long-term debt, net of unamortized discount of $105,323	4,786,459	4,937,976
Total current liabilities	8,018,165	12,075,337

Long-term debt, net of unamortized discount of $72,127	7,577,211	-
Asset retirement obligation	189,999	175,518
Total liabilities	15,785,375	12,250,855

Stockholders’ deficit:
Preferred stock, $0.0001 par value; 2,500,000 shares authorized; none
issued and outstanding	-	-
Common stock, $0.0001 par value; 300,000,000 shares authorized;
164,750,957 and 92,864,927 shares issued and outstanding, respectively	16,476	9,287
Additional paid-in capital, net of subscription receivable	12,515,287	5,649,658
Accumulated deficit	(14,255,972)	(7,676,077)
Total stockholders’ deficit	(1,724,209)	(2,017,132)

Total liabilities and stockholders’ deficit	$14,061,166	$10,233,723

The accompanying notes are an integral part of these consolidated financial statements.

America West Resources, Inc. and Subsidiary

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended
	December 31,
	2008	2007

Coal sales	$7,304,068	$5,044,312
Coal production costs	6,779,417	5,720,155
Gross profit (loss)	524,651	(675,843)

Operating expenses:
General and administrative	5,043,668	3,803,974

Loss from operations	(4,519,017)	(4,479,817)

Other income (expenses):
Shares issued as loan costs	(67,500)	-
Interest income	-	147
Interest expense	(1,505,377)	(622,438)
Gain on extinguishment of debt	357,404	-
Total other income (expenses)	(1,215,473)	(622,291)

Reorganization items:
Professional fees	845,405	14,126

Net Loss	$(6,579,895)	$(5,116,234)

Basic and Diluted Loss Per Share	$(0.06)	$(0.09)

Basic and Diluted Weighted Average Shares Outstanding	108,712,335	56,999,947

The accompanying notes are an integral part of these consolidated financial statements.

America West Resources, Inc. and Subsidiary

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

Years Ended December 31, 2007 and 2008

			Additional
	Common Stock		Paid-in	Subscription	Accumulated
	Shares	Amount	Capital	Receivable	Deficit	Total

Balances, December 31, 2006	52,945,200	$5,295	$3,081,959	$-	$(2,559,843)	$527,411
Stock issued in reverse acquisition of Reddi Brake for assumption of liabilities	5,882,800	588	(320,973)	-	-	(320,385)
Issuance of common stock for settlement of debt assumed in reverse merger	1,186,927	119	320,266	-	-	320,385
Contributed capital	-	-	849,191	-	-	849,191
Issuance of common stock for cash	21,350,000	2,135	800,365	-	-	802,500
Issuance of common stock for services	11,500,000	1,150	918,850	-	-	920,000
Net loss	-	-	-	-	(5,116,234)	(5,116,234)
Balances, December 31, 2007	92,864,927	9,287	5,649,658	-	(7,676,077)	(2,017,132)

Issuance of common stock for cash	67,569,364	6,757	10,136,866	(4,305,610)	-	5,838,013
Common stock issuance cost	-	-	(1,422,236)	-	-	(1,422,236)
Issuance of common stock for loan costs	250,000	25	67,475	-	-	67,500
Issuance of common stock for services	350,000	35	82,215	-	-	82,250
Issuance of common stock with related party debt	3,716,666	372	799,628	-	-	800,000
Debt discount due to imputed interest	-	-	180,452	-	-	180,452
Warrant expense	-	-	150,374	-	-	150,374
Option expense	-	-	824,889	-	-	824,889
Net liabilities assumed from MidState	-	-	(536,502)	-	-	(536,502)
Extinguishment of related party debt	-	-	888,078	-	-	888,078
Net loss	-	-	-	-	(6,579,895)	(6,579,895)
Balances, December 31, 2008	164,750,957	$16,476	$16,820,897	$(4,305,610)	$(14,255,972)	$(1,724,209)

America West Resources, Inc. and Subsidiary

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2008	2007
Cash Flows from Operating Activities:
Net Loss	$(6,579,895)	$(5,116,234)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation and depletion	1,673,577	1,334,040
Amortization of debt discounts	803,002	-
Amortization of deferred financing costs	181,392	-
Accretion of asset retirement obligation	14,481	13,377
Loss on disposal of fixed assets	-	43,708
Common stock issued for services	82,250	920,000
Common stock issued for loan costs	67,500	-
Warrant expense	150,374	-
Option expense	824,889	-
Gain on extinguishment of debt	(357,404)	-
Changes in current assets and liabilities:
Accounts receivable	109,662	93,499
Accounts receivable - related party	-	100,849
Supplies and inventory	-	242,600
Accounts payable	(752,281)	1,846,473
Accrued liabilities	1,537,590	1,639,163
Net Cash Provided by (Used in) Operating Activities	(2,244,863)	1,117,475

Cash Flows from Investing Activities:
Purchase of fixed assets	(790,095)	(16,088)
Capital expenditures	(3,955,713)	(3,614,854)
Advance royalty payments made	(565,000)	-
Deposits	62,053	(137,073)
Net Cash Used in Investing Activities	(5,248,755)	(3,768,015)

Cash Flows from Financing Activities:
Proceeds from issuance of common stock	4,423,277	802,500
Proceeds from contributed capital	-	849,191
Proceeds from revolving credit	69,000	398,362
Proceeds from related party debt	1,065,000	658,078
Proceeds from debt	2,800,000	800,000
Payments on long-term debt	(561,625)	(351,928)
Cash paid for deferred financing costs	(400,250)	-
Net Cash Provided by Financing Activities	7,395,402	3,156,203

Net Increase (Decrease) in Cash and Cash Equivalents	(98,216)	505,663
Cash and Cash Equivalents at Beginning of Period	505,688	25
Cash and Cash Equivalents at End of Period	$407,472	$505,688

Supplemental Information
Cash paid for interest	$325,018	$325,018
Cash paid for income taxes	-	-

Noncash Investing and Financing Activities
Common stock subscribed	$4,305,610	$-
Share issuance costs accrued	7,500	-
Debt discount due to common stock issued with debt	800,000	-
Debt discount due to imputed interest	180,452	-
Net liabilities assumed from Mid State	536,502	-
Extinguishment of related party debt	888,078	-

The accompanying notes are an integral part of these consolidated financial statements.

America West Resources, Inc. and Subsidiary

Notes to Consolidated Financial Statements

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

Franklin Capital, Inc. was incorporated under the laws of the State of Nevada on July 12, 1990 with authorized common stock of 35,000,000 shares with a par value of $0.0001 and preferred stock of 2,500,000 shares with a par value of $0.0001. On October 24, 1996, the authorized common stock was increased to 75,000,000 shares and again on January 12, 2001 to 100,000,000 shares, both with the same par value.  Franklin Capital, Inc. had several name changes and on April 21, 1994 changed its name to Reddi Brake Supply Corp (“Reddi Brake”).

From April 1994 through March 1997, the principal business activity of Reddi Brake was the sale of auto parts, mainly to professional installers, through several warehouses located throughout the United States. On March 17, 1997, an involuntary petition in bankruptcy was filed against Reddi Brake, which resulted in the loss of the auto parts business and substantial losses.  After July 1, 1997, Reddi Brake had no operations and was considered to be a development stage company through August 10, 2007.

On August 10, 2007, Reddi Brake consummated an acquisition agreement with Hidden Splendor Resources, Inc. (“Hidden Splendor”), a coal mining company located in Helper, Utah. Hidden Splendor operates a coal mine that covers approximately 1,288 acres.  Daily coal production is delivered to a coal brokerage company at the mine site.   Per the acquisition agreement, Reddi Brake acquired all of the outstanding common stock of Hidden Splendor in exchange for the issuance of 52,945,200 shares of common stock, which shares represented 90% of Reddi Brake’s common stock outstanding after the transaction.  The transaction was recognized as the reorganization of Hidden Splendor into Reddi Brake and was recognized as a reverse stock split of the Hidden Splendor common stock outstanding. The accompanying financial statements have been restated for all periods presented for the effects of the reverse stock split. In addition, the transaction was recognized as the reverse acquisition of Reddi Brake.  The acquisition of Reddi Brake was recognized as the issuance of the 5,882,800 shares of Reddi Brake common stock that remained outstanding in exchange for the assumption of liabilities of $320,385.  Upon completion of the transaction, Hidden Splendor became a wholly-owned subsidiary of Reddi Brake.

On October 15, 2007, Hidden Splendor filed a Chapter 11 Petition in the United States Bankruptcy Court for the District of Nevada as a Debtor in Possession.  Hidden Splendor’s operations continued since the petition was filed and it continued to operate its business as a Debtor in Possession.   Due to the bankruptcy of Hidden Splendor, Reddi Brake’s control over Hidden Splendor was considered compromised for financial reporting purposes.  As a result, in previously filed financial statements, Reddi Brake deconsolidated its investment in Hidden Splendor as of October 15, 2007, with the operations of Hidden Splendor being accounted for under the equity method of accounting and disclosed as activity related to “Investee” in those previously filed financial statements.  On December 8, 2008, Hidden Splendor’s Plan of Reorganization (the “Plan”) was formally confirmed by the U.S. Bankruptcy Court for the District of Nevada to emerge from Chapter 11 bankruptcy protection.   The Plan became effective on December 19, 2008, at which time Hidden Splendor officially emerged from bankruptcy.  As the Hidden Splendor subsidiary emerged from bankruptcy on December 19, 2008, the accompanying consolidated financial statements include the assets, liabilities and operations of Hidden Splendor for all periods presented through December 31, 2008.

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

Accounts Receivable - The Company's receivables are mainly from the Company's coal broker and are collected within a few weeks of production and shipment.  As such no allowance for doubtful accounts is considered necessary.

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

Revenue Recognition - Hidden Splendor’s revenues are generated under a long-term sales contract with a single coal brokerage company.  The terms of the contract are “FOB the mine” or “FOB the railcar”.  Revenues from coal sales are recognized when the coal is loaded onto the delivery truck at the mine or the railcar at the railroad loadout facility, both of which are contracted by the customer. At the end of each month, the amount of coal delivered to the coal brokerage is estimated. In addition, the customer may apply a penalty against invoices relating to deviations in delivered coal quality per the contract terms. Variances between estimated revenue and actual payment are recorded in the month the payment is received; however, differences have been minimal.

Basic and Diluted Loss per Share – Basic and diluted loss per share is calculated by dividing net loss by the weighted-average number of shares of common stock outstanding during the year.

Newly Issued Accounting Pronouncements - America West does not expect the adoption of any recently issued accounting pronouncements to have a significant impact on its financial position, results of operations or cash flows.

Reclassifications - Certain 2007 amounts have been reclassified to agree with 2008 classifications.

NOTE 3 - GOING CONCERN

As shown in the accompanying financial statements, America West incurred net losses of $6,579,895 and $5,116,234 for the years ended December 31, 2008, and 2007, respectively and had a working capital deficit of $7,381,347 as of December 31, 2008.  Furthermore, its wholly-owned subsidiary, Hidden Splendor, emerged from bankruptcy with a Plan of Reorganization in December 2008. These conditions raise substantial doubt as to America West’s ability to continue as a going concern.  Management is attempting to enhance the operations of Hidden Splendor to achieve cash-positive operations.  The financial statements do not include any adjustments that might be necessary if America West is unable to continue as a going concern.

NOTE 4 – CHAPTER 11 BANKRUPTCY REORGANIZATION

As stated in Note 1 above, Hidden Splendor’s Plan of Reorganization became effective on December 19, 2008, at which time the subsidiary officially emerged from bankruptcy.  In connection with the Plan, the Company paid an initial $500,000 “administrative earmark contribution” payment and an initial $2,250,000 “Plan Funding Contribution” payment, which were allocated to the payment of professional fees, taxes, and initial settlement payments to various creditors.  Additionally, the Plan provides for payments to creditors over time in an aggregate principal amount of not less than approximately $10,000,000 and up to approximately $10,700,000 over a period not exceeding seven years from the effective date of the Plan.

Certain classified creditors will receive a principal amount of approximately $8,300,000 as follows: (i) secured creditors will receive an aggregate principal amount of approximately $6,000,000 amortized in equal monthly installments of $94,879 per month, maintaining a lien on the Horizon Mine as collateral for the obligations; (ii) the Internal Revenue Service will receive an aggregate principal amount $1,800,000 amortized in equal quarterly payments of $162,156 to be paid over a period continuing to the earlier of sixty months from the petition date or forty-six months from the effective date of the Plan; and (iii) the Howard Kent, Inc. Profit Sharing Plan will receive an aggregate principal amount of $475,000 to be paid (A) in interest only payments at 8.1% for the first 24 months immediately following the effective date of the Plan, and (B) after 24 months of interest only payments, commencing in the 25th month immediately following the effective date of the Plan, in payments of both principal and interest fully amortizing for a period of an additional 24 months.

Hidden Splendor’s general unsecured creditors are owed approximately $3,400,000.  Under the Plan, general unsecured creditors will receive no less than 50% and up to 70% of their respective allowed claims, or a minimum principal amount of approximately $1,700,000 and a maximum principal amount of approximately $2,380,000.  On the effective date of the Plan, general unsecured creditors received an initial distribution of 10% of their respective allowed claims from the Plan Funding Contribution, or approximately $340,000.  Thereafter, assuming the general unsecured creditors receive 70% of their respective allowed claims, the general unsecured creditors will receive semi-annual payments from a disbursing agent continuing for the duration of the Plan term.  Hidden Splendor will pay the disbursing agent in equal quarterly installments of approximately $190,000 per quarter over the Plan term.  If, however, Hidden Splendor pays the general unsecured creditors either (i) 50% of the allowed general unsecured creditor claims within twelve months following the effective date of the Plan, or (ii) 60% of the allowed general unsecured creditor claims within twenty-four months following the effective date of the Plan, then no additional payments will be due and owing to the general unsecured creditors.  Insider claims will receive no distributions.

Under the Plan, America West must pay all of Hidden Splendor’s post-petition liabilities that Hidden Splendor cannot pay, in the ordinary course of business, in an amount not to exceed $1,560,000.  Additionally, America West must make capital expenditures in connection with the operations of the Horizon Mine by making available at least $2,000,000 in new equipment within 180 days of the effective date of the Plan.  In the event the Company borrows money or otherwise incurs a liability to fund capital expenditures after Hidden Splendor’s Plan becomes effective, Hidden Splendor may make payments to service such debt up to $13,500 for every $1,000,000 dollars borrowed and made available to Hidden Splendor.  Hidden Splendor may make additional payments to the Company provided certain Plan repayment benchmarks are achieved.

In the event Hidden Splendor (i) fails to pay fully any payments when due, or (ii) fails to comply with any provision of the Plan, then (A) 100% (reduced only by the amounts actually paid and received by creditors) of all allowed claims of general unsecured creditors shall be immediately due and accelerated and (B) Hidden Splendor must immediately list its assets for sale.

Hidden Splendor’s Chapter 11 bankruptcy proceeding was consolidated with the Chapter 11 proceeding of Mid-State Services, Inc.  Pursuant to the Plan, Mid-State Services, Inc.’s assets and liabilities were assumed by Hidden Splendor on December 19, 2008.

America West recognized reorganization fees of $845,405 and $14,126 for the twelve months ended December 31, 2008 and 2007, respectively.   The reorganization fees are composed of legal and other expenses related to the Hidden Splendor bankruptcy.

NOTE 5 – PREPAID ROYALTIES

On July 2, 2008, America West entered into a six-year lease agreement to lease an abandoned coal mine known as the “Columbia" property. The property consists of 5,200 acres in Carbon County, Utah. The lease agreement calls for a six percent royalty to the lessor on all coal sales from the property and monthly prepaid royalty payments totaling approximately $2.2 million to be paid through March 2010. The lease agreement gives America West the exclusive option to purchase the property for a price ranging from $22,000,000 to $33,000,000, depending on the date of the purchase. Should the purchase option not be exercised by America West by March 2010, America West shall be obligated to pay the lessor $945,000 in April 2010 and $25,000 per month as rental payments thereafter until the earlier of the exercise of the purchase option or the end of the lease.  As of December 31, 2008, America West had paid $565,000 in prepaid royalties associated with the Columbia property.

NOTE 6 – PROPERTY AND EQUIPMENT

Property and equipment consist of the following as of December 31, 2008 and 2007:

	December 31,
	2008	2007

Mining equipment	$10,263,458	$9,233,403
Vehicles	109,238	107,913
Office equipment	22,500	22,500
Land and mineral rights	7,920,390	3,964,677

Total	18,315,586	13,328,493
Less: accumulated depreciation and depletion	(5,558,483)	(3,884,906)

Net property and equipment	$12,757,103	$9,443,587

The capitalized asset retirement cost and the land and mineral rights are depleted based on the units of production method over the estimated reserves at the related mine, as discussed in Note 2.  Depreciation is computed on a straight-line basis over the estimated useful lives of the assets, which were as follows:

Life
Mining equipment	5-7 years
Office equipment	5-7 years
Vehicles	5-7 years

Depreciation and depletion expense was $1,673,577 and $1,334,040 for the years ended December 31, 2008 and 2007, respectively. Depreciation and depletion expense is included with coal production costs on the statements of operations for 2008 and 2007.

NOTE 7 – REVOLVING LINES OF CREDIT

On May 13, 2004, America West obtained a $200,000 line of credit with a bank. The line of credit had an original maturity date of February 15, 2007, and accrued interest at the prime rate plus three percent per annum. On March 28, 2007, the line of credit was amended whereby the commitment amount was increased to $506,000 and the maturity date was extended to May 17, 2007. As of December 31, 2007, the total amount borrowed and outstanding on the line of credit was $504,325. This line of credit was extinguished as part of the December 22, 2008 Chapter 11 Bankruptcy Plan of Reorganization and its outstanding balance of $57,301 was included in the gain on extinguishment of debt for the year ended December 31, 2008.

On September 29, 2008, America West obtained a $75,000 line of credit with a bank. The line of credit matures on October 15, 2009 and bears interest at the prime rate plus two percent. The loan is secured by personal assets of an America West board member and shareholder. As consideration for the loan collateral, America West agreed to issue the board member 250,000 shares of common stock valued at $67,500. As of December 31, 2008, the total amount borrowed and the outstanding balance on the line of credit was $69,000.

NOTE 8 – SHORT-TERM AND LONG-TERM DEBT

On October 9, 2008, America West obtained a $2,800,000 loan from a third party. The loan matures in October 2009 and bears interest at 17% per annum.   The loan is secured by America West’s lease interest in the Columbia Coal Mine.

On December 5, 2008, Hidden Splendor assumed a loan originally in the name of Mid-States Services, Inc. for $346,041 as part of the Chapter 11 Bankruptcy Plan of Reorganization (“the Plan”).  The bank loan bears interest at seven percent per annum and has an aggregate monthly principal and interest payment of $6,090.  The loan matures December 2014.

On December 5, 2008, Hidden Splendor assumed three automobile loans originally in the name of Mid-States Services, Inc. totaling $26,837 as part of the Chapter 11 Bankruptcy Plan of Reorganization (“the Plan”).  The loans bear interest at 12% per annum and have aggregate monthly principal and interest payments of $1,671.  The loans are secured by the related automobiles and mature between December 2009 and January 2011.

On December 5, 2008, Hidden Splendor obtained new terms on existing bank loan number 9003 of $1,541,175 as part of the Chapter 11 Bankruptcy Plan of Reorganization.  The loan bears interest at seven percent per annum fixed, per the Plan, a decrease from the original rate of 11.25%.  This loan has an aggregate monthly principal and interest payment of $27,125 and matures in November 2014.  Principal and interest payments were made during the Chapter 11 bankruptcy proceeding which paid down the loan from $2,128,519 at December 31, 2007.

On December 5, 2008, Hidden Splendor obtained new terms on its existing bank loan number 9005 of $1,499,187 as part of the Chapter 11 Bankruptcy Plan of Reorganization.  The loan bears interest at seven percent per annum fixed, per the Plan, a decrease from the original rate of 9.25%.  This loan has an aggregate monthly principal and interest payment of $23,961 and matures in September 2015.  Principal and interest payments were made during the Chapter 11 bankruptcy proceeding which paid down the loan from $2,009,457 at December 31, 2007.

On December 5, 2008, Hidden Splendor obtained an arrearage loan with the aforementioned bank related to interest, bank fees, professional fees and unpaid principal on the aforementioned existing loans through the bankruptcy petition date of $2,358,952 as part of the Chapter 11 Bankruptcy Plan of Reorganization.  The loan bears interest of seven percent per annum and matures in September 2015.  The loan has an aggregate monthly principal and interest payment of $37,703.

On December 5, 2008, America West reclassified pre-petition trade accounts payable amounts owed to general unsecured creditors to a long-term debt owed the general unsecured creditors per the Chapter 11 Bankruptcy Plan of Reorganization.  Per the Plan, the amount was reduced by 30% to the amount of $1,965,093 and is payable in quarterly installments of $190,000 through December 2012.  The loan is secured by Hidden Spendor’s assets. Interest was imputed on this loan using America West’s standard borrowing rate of seven percent per annum.  A discount of $180,452 was recorded on the loan and it is being amortized using the effective interest method over the life of the loan. The unamortized discount at December 31, 2008 was $177,450.

On December 5, 2008, Hidden Splendor obtained new payment terms on unpaid payroll and coal excise taxes totaling $1,528,835 as part of the Chapter 11 Bankruptcy Plan of Reorganization.  The loan is secured by Hidden Splendor’s assets and is payable in quarterly payments of $162,156.   The loan bears interest at seven percent per annum and matures in October 2012..

During 2007, Howard Kent, a less than 10% shareholder of the company, loaned America West $800,000. The loans bear interest at 8% to 8.25% and originally matured between May 2007 and June 2008. As part of the Chapter 11 Bankruptcy Plan of Reorganization, the principal balance was reduced to $475,000, the maturity date was extended to October 2012, and the loan interest rate was reduced to 8.1% per annum.   The updated loan terms call for monthly interest-only payments the first 24 months, then monthly principal and interest payments the following 24 months.  The principal that was extinguished was included in the gain on extinguishment of debt during 2008.

A summary of the outstanding third party debt at December 31, 2008 and 2007 is as follows:

	Interest		December 31,
	Rate		2008	2007

Third party loan	17%		$2,800,000	$-
Mid State bank loan assumed	7%		346,041	-
Mid State automobile loans assumed	12%		26,837	-
Howard Kent loan	8% - 8.25%		475,000	800,000
Bank loan number 9003	7%		1,541,175	2,128,519
Arrearage loan	7%		2,358,952	-
Bank loan number 9005	7%		1,499,187	2,009,457
General unsecured creditors loan	-		1,965,093	-
Unamortized discount on general unsecured creditors loan	-		(177,450)	-
Accrued payroll & coal excise tax loan	7%		1,528,835	-
Total debt			12,363,670	4,937,976

Current portion of debt			4,786,459	4,937,976

Long-term portion of debt		$	$ 7,577,211	$-

Minimum debt payments for each of the five years subsequent to December 31, 2008 are as follows:

2009	$4,786,459
2010	2,123,225
2011	1,921,412
2012	1,175,092
2013	1,005,371
Thereafter	1,352,112
$12,363,670

NOTE 9 – RELATED PARTY TRANSACTIONS

Related Party Debt

During 2006 and 2007, related party shareholders loaned Hidden Splendor a total of $888,078.  As part of the Chapter 11 Bankruptcy Plan of Reorganization, these shareholder loans were extinguished. Hidden Splendor treated this as a capital transaction of extinguishment of related party debt.

During 2008, related party shareholders loaned America West a total of $1,065,000.  The notes accrue interest at ten percent per annum and originally matured on December 31, 2008. On December 31, 2008, the maturity date was extended to the earlier of (i) March 31, 2009 or (ii) the closing of a $10,000,000 debt or equity financing of America West Resources, Inc. Three million, seven hundred sixteen thousand, six hundred and sixty-six (3,716,666) common shares were also issued to the shareholders in connection with the debt. The fair value of these shares was $800,000 and was recorded as a discount to the debt. The debt discount is being amortized over the term of the debt using the effective interest method. The effective interest rates on the notes ranged from 336.72% to 3,106.23%. During the year ended December 31, 2008, the entire discount was amortized and recorded as interest expense. America West evaluated the application of EITF 96-19, "Debtor‘s Accounting for a Modification or Exchange of Debt Instruments" and concluded that the revised terms constituted a debt modification rather than a debt extinguishment. America West repaid these related party loans in full in January 2009.

Other Related Party Transaction

Certain officers and directors of America West and their controlled entities owned Hidden Splendor prior to the reverse acquisition with Hidden Splendor (see Note 1 above).

In October 2008, a shareholder provided personal assets as collateral for a bank loan to America West.   In relation to the collateral provided, the shareholder was issued 250,000 shares in December 2008.   The shares were valued at $67,500.

During 2008 and previous years, a significant amount of supplies and equipment were purchased by Hidden Splendor from Mid-State Services (“Mid-State”), a company owned by certain stockholders of America West.  Expenses for supplies and equipment purchased from Mid-State were $107,651 and $158,650 for the years ended December 31, 2008 and 2007, respectively.   In addition, during the fiscal year ended December 31, 2007, Mid-State provided management services to Hidden Splendor and received $166,000 in management fees, which included administrative expenses and office facilities. During the twelve months ended 2008, Mid-State provided management services to Hidden Splendor and received $10,000 in management fees, which included administrative expenses.  The decrease in management fees from 2007 to 2008 is attributed to less administrative support provided by Mid-State to Hidden Splendor during 2008.  In previous years, Hidden Splendor had also occasionally advanced funds to Mid-State.   Accounting for amounts owed to Mid-State for supplies, equipment, and services, and the amounts advanced to Mid-State, as of December 31, 2007, the net amount owed by Hidden Splendor to Mid-State was $33,083.  In accordance with Hidden Splendor’s Chapter 11 bankruptcy proceeding, per Hidden Splendor’s plan of reorganization, effective on December 19, 2008, Hidden Splendor assumed all of Mid-State’s debt and assets. As a result, the related party receivable with Mid-State was eliminated as of December 19, 2008.

During the year ended December 31, 2008, Hidden Splendor paid $12,000 for office space rent to an entity owned by certain stockholders of America West. Hidden Splendor accrued an additional $13,200 for rent not paid to the related party entity as of December 31, 2008.  During the year ended December 31, 2007, Hidden Splendor paid $27,050 for office space rent to the entity.  In addition, Hidden Splendor leases certain water rights from the entity at no cost.

During 2008 and in previous years, a shareholder pledged personal assets as security for a performance bond related to the federal coal lease for Hidden Splendor.

During 2008 and in previous years, a shareholder pledged personal assets as security for a reclamation obligation to the State of Utah for Hidden Splendor.

NOTE 10 – STOCKHOLDERS’ EQUITY

During the year ended December 31, 2007, America West received cash proceeds of $849,191as a contribution to capital.

Common Stock

On August 10, 2007, per the acquisition agreement with Hidden Splendor, America West issued 52,945,200 shares of common stock, which represented 90% of the America West common stock outstanding after the transaction. The reverse acquisition of America West was recognized as the issuance of the 5,882,800 shares of America West common stock that remained outstanding in exchange for the assumption of liabilities of $320,385. In August 2007, the Company issued 1,186,927 shares to settle the liabilities of $320,385 that were assumed in the reverse acquisition.

During the year ended December 31, 2007, America West issued 21,350,000 common shares for $802,500 cash and issued 11,500,000 common shares for consulting services valued and expensed at $920,000.

During the year ended December 31, 2008, America West issued 41,779,999 common shares for $4,985,750 cash and incurred $570,035 in share issuance costs associated with the issuance.

During the year ended December 31, 2008, America West sold units under a private placement. Each unit consisted of 150,000 common shares and 75,000 common stock warrants. America West sold a total of 171.9 units, representing 25,789,365 common shares and 12,894,683 warrants.  The shares had a total value of $5,157,873 and included a subscription receivable of $4,305,610. America West incurred $852,201 in share issuance costs associated with the private placement. The subscription receivable was collected in January 2009.

In October 2008, a shareholder pledged personal assets as security for a bank loan to America West.   In relation to the collateral provided, the shareholder was issued 250,000 shares in December 2008.   The shares were valued at $67,500 and expensed as loan costs.

During the year ended December 31, 2008, America West issued 350,000 common shares for services valued at $82,250 and issued 3,716,666 common shares in connection with loans valued at $800,000. The value of the shares issued for the loans was recorded as a discount on the debt and fully amortized over the life of the loans using the effective interest method.

In November 2008, the board of directors and certain shareholders constituting a majority of the outstanding common stock of America West voted to amend the America West Articles of Incorporation to increase the number of authorized shares of Company common stock from 200,000,000 shares to 300,000,000 shares. This increase in authorized common shares is reflected in the consolidated balance sheets herein.

Options

On July 3, 2008, America West granted employees and officers options to purchase an aggregate 4,237,500 common shares at exercise prices ranging from $0.40 to $0.45. The options vest one third per year through July 3, 2010 and have a term of five years. The fair value of the options was determined to be $1,438,973 using the Black-Scholes stock option valuation model. The significant assumptions used in the valuation were: the exercise prices noted above; the market value of America West’s common stock on July 3, 2008, $0.35; expected volatilities between 237.25% and 286.65%; risk free interest rate of 3.28%; and expected terms between 2.5 and 3.5 years. The options qualify as “plain vanilla” options under the provisions of Staff Accounting Bulletin No. 107 and, due to limited option exercise data available to the Company, the term was estimated pursuant to the provisions of SAB 107.  During the year ended December 31, 2008, $824,889 of this fair value was expensed and the remaining $614,084 will be expensed over the remaining vesting period of the options.

A summary of option transactions for the years ended December 31, 2008 is as follows:

	December 31, 2008
		Wtd. Avg.
		Exercise
	Options	Price
Outstanding at beginning of year	-	$-
Granted	4,237,500	0.44
Exercised	-	-
Forfeited	-	-
Outstanding at end of year	4,237,500	0.44
Exercisable at end of year	1,412,500	$0.44

At December 31, 2008, the range of exercise prices and the weighted average remaining contractual life of the options outstanding were $0.40 to $0.45 and 4.51 years, respectively. The options outstanding at December 31, 2008 had no intrinsic value. There were no options outstanding as of December 31, 2007.

Warrants

On March 2, 2008, America West granted warrants to a consultant to purchase up to 400,000 shares at exercise prices ranging from $0.26 to $0.42. The stock warrants vest over a nine-month period and terminate two years after America West files a registration statement encompassing the consultant's purchased stock. The fair value of the warrants was determined to be $74,659. During the twelve months ended December 31, 2008, the entire fair value of these warrants was expensed. The Black-Scholes stock option valuation model was used to determine the fair value of the warrants. The significant assumptions used in the valuation were: the exercise prices noted above; the market value of America West’s common stock on March 2, 2008, $0.21; expected volatilities between 304% and 323%; risk free interest rate of 2.53%; and expected terms between one and 1.38 years. The warrants qualify as “plain vanilla” warrants under the provisions of Staff Accounting Bulletin No. 107 and, due to limited warrant exercise data available to the Company, the term was estimated pursuant to the provisions of SAB 107.

On July 3, 2008, America West entered into a six-month service agreement engaging a consultant.  Pursuant to the agreement, America West granted the consultant warrants to purchase 500,000 shares of America West common stock with exercise prices ranging from $0.15 to $0.45. The warrants vest immediately and expire on January 3, 2009. The fair value of the warrants was determined to be $76,971 using the Black-Scholes stock option valuation model. The significant assumptions used in the valuation were: the exercise prices noted above; the market value of America West’s common stock on July 3, 2008, $0.35; expected volatility of 208.67%; risk free interest rate of 2.09%; and an expected term of three months.  The warrants qualify as `plain vanilla' warrants under the provisions of Staff Accounting Bulletin No. 107 and, due to limited warrant exercise data available to the Company, the term was estimated pursuant to the provisions of SAB 107. During the year ended December 31, 2008, $75,715 of this fair value was expensed. The remaining $1,256 will be expensed over the remaining service period of the agreement.

On October 24, 2008, America West entered into an exclusive investment banking agreement with a third party for services related to the sale of common stock. Pursuant to the agreement, America West granted the investment banker warrants to purchase 15 million common shares of America West’s stock at an exercise price of $0.01 per share. The warrants vest immediately and have a term of five years. As the warrants were granted as stock issuance costs, no expense was recorded related to the warrants.

As part of the private placement mentioned under “common stock” above, America West sold investors 12,894,683 common stock warrants. The warrants are exercisable at $0.30 per share, vest immediately and have a term of five years.

A summary of warrant transactions for the year ended December 31, 2008, is as follows:

	December 31, 2008
		Wtd. Avg.
		Exercise
	Warrants	Price
Outstanding at beginning of year	-	$-
Granted	28,794,683	0.15
Exercised	-	-
Forfeited	-	-
Outstanding at end of year	28,794,683	0.15
Exercisable at end of year	28,794,683	$0.15

At December 31, 2008, the range of exercise prices and the weighted average remaining contractual life of the warrants outstanding were $0.01 to $0.45 and 4.77 years, respectively. The intrinsic value of the warrants outstanding at December 31, 2008, was $4,068,000. There were no warrants outstanding as of December 31, 2007.

NOTE 11 – COMMITMENTS & CONTINGENCIES

In April of 2003, the Company entered into a coal lease agreement with the U.S. Bureau of Land Management (“BLM”). Rental payments of $3,867 are payable to the BLM by the first of September each year.  In addition, a royalty payment of eight percent of gross sales for production up to 900,000 tons is due to the BLM each month.  The Company is also required to make payments each quarter to the Bureau of Land Reclamation.  The payment is equal to $0.15 per ton of coal mined.

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

On December 28, 2007, America West entered into an employment agreement with its current chief executive officer. The agreement terminates on December 31, 2010.   Per the employment agreement, an initial base salary of $150,000 per year would be paid through June 30, 2008, and the salary escalated to $250,000 per year on June 30, 2008.  In addition, the employment agreement had certain cash bonus provisions, which were amended in December 2008.  Per the employment agreement amendment, the chief executive officer received a $100,000 cash bonus payable upon the closing of $5,000,000 cumulative gross proceeds from equity financing, and another $100,000 cash bonus shall be payable upon America West’s provision of two consecutive months of positive cash flows.  In addition, per the agreement, the chief executive officer was issued 4,000,000 shares of America West common stock in December 2007.

On December 28, 2007, America West entered into an employment agreement with its current chairman.  The agreement terminates on December 31, 2010.   Per the employment agreement, an initial base salary of $150,000 per year would be paid through June 30, 2008, and the salary escalated to $250,000 per year on June 30, 2008.  In addition, the employment agreement had certain cash bonus provisions, which were amended in December 2008.  Per the employment agreement amendment, the chairman received a $20,000 cash bonus payable upon the closing of $5,000,000 cumulative gross proceeds from equity financing, and another $20,000 cash bonus shall be payable upon America West’s provision of two consecutive months of positive cash flows.  In addition, per the agreement, in January 2009 and January 2010, the chairman will be issued an amount of shares of America West common stock equivalent to one percent of the outstanding common shares at the time of issuance.

In October, 2008, America West entered into an exclusive investment banking agreement with a third party.  Per the agreement, the investment banker was issued a five-year fully-vested warrant to purchase 15 million shares of the Company’s stock at an exercise price of $0.01 per share.  In addition, America West agreed to enter into a two-year consulting agreement with the investment banker whereby America West will pay the investment banker $15,000 per month.

In November 2008, America West entered into a twelve-month agreement, engaging a consultant for total cash compensation of $51,500 over the twelve-month period.  In addition, the agreement provides for America West to issue the consultant 175,000 shares of America West common stock per month during the term of the agreement.

In connection with the Hidden Splendor Plan of Reorganization, which became effective on December 19, 2008, Hidden Splendor is obligated to make payments to creditors over time in an aggregate principal amount of not less than approximately $10,000,000 and up to approximately $10,700,000 over a period not exceeding seven years from the effective date of the Plan. Under the Plan, America West must pay all of Hidden Splendor’s post-petition liabilities that Hidden Splendor cannot pay, in the ordinary course of business, in an amount not to exceed $1,560,000.  Additionally, America West must make capital expenditures in connection with the operations of the Horizon Mine by making available at least $2,000,000 in new equipment within 180 days of the effective date of the Plan.

Occasionally, Hidden Splendor is issued citations by the Mine Safety and Health Administration in connection with regular inspections of the Horizon Mine.  At times, Hidden Splendor challenges citations, resulting in reductions to proposed penalties or administrative adjudications with no penalties.  In 2008, Hidden Splendor received citations with assessed penalties totaling $367,806.  Hidden Splendor has challenged approximately $367,806 of those penalties in approximately eight administrative actions involving challenges to the 2008 citations  Management is uncertain as to how much, if any, of these citations Hidden Splendor will be responsible for.

Minimum payments on the commitments described above for each of the five years subsequent to December 31, 2008 are as follows:

2009	$1,095,673
2010	683,867
2011	3,867
2012	3,867
2013	3,867
Thereafter	3,867
$1,795,008

NOTE 12 – MAJOR CUSTOMERS

During 2007 and 2008, four customers each accounted for more than 10% of America West’s coal sales.

NOTE 13 – INCOME TAX EXPENSE

At December 31, 2008 and 2007, America West had unused federal and state net operating loss carryforwards available of approximately $16,900,000 and $11,300,000, respectively, which may be applied against future taxable income, if any, and which expire in various years from 2023 through 2028. The Internal Revenue Code contains provisions which likely will reduce or limit the availability and utilization of these net operating loss carryforwards. For example, limitations are imposed on the utilization of net operating loss carryforwards if certain ownership changes have taken place or will take place. The Company has not performed an analysis to determine whether any such limitations have occurred.

The temporary differences and carryforwards which give rise to the deferred income tax assets as of December 31, 2008 and 2007 are as follows:

	2008	2007

Depreciation	$(641,000)	$(1,180,000)
Stock based compensation	332,000	-
Federal and Utah net operating loss carryovers	5,742,000	3,750,000
Total deferred income tax assets	5,433,000	2,570,000
Valuation allowance	(5,433,000)	(2,570,000)
Net deferred income tax asset	$-	$-

A reconciliation of income taxes at the federal statutory rate to actual income tax expense is as follows:

	2008	2007

Federal benefit at statutory rate (34%)	$(1,900,000)	$(2,533,000)
State income taxes, net of federal tax	(332,000)	(447,000)
Valuation allowance	2,232,000	2,980,000
Net tax expense	$-	$-

NOTE 14 - SUBSEQUENT EVENTS

In January 2009, America West entered into a six-month agreement, engaging a consultant for total cash compensation of $36,000 over the six-month period.  In addition, the agreement provides for America West to issue the consultant a total of 300,000 shares of its common stock during the term of the agreement.

In January 2009, America West sold 8.5 units in a private placement. Each unit consisted of 150,000 common shares and 75,000 common stock warrants. The warrants are exercisable at $0.30 per share, vest immediately and have a term of five years. America West received cash of $187,616 net of share issuance costs of $67,384.

In January 2009, America West repaid its related party debt of $1,065,000 in full.

On January 6, 2009, America West collected the subscription receivable of $4,305,610 disclosed in Note 9.

On January 15, 2009, America West entered into an employment agreement with its chief financial officer.  The agreement terminates on December 31, 2010.   The employment agreement provides for a base salary of $223,000 per year.  In addition, per the agreement, America West issued its chief financial officer an option to purchase 2,000,000 shares of its common stock at an exercise price of $0.01 per share.   The option vests at a rate of 400,000 shares per each calendar quarter-end with full vesting being completed on March 31, 2010 and an expiration on January 30, 2019.

On January 20, 2009, America West entered into an agreement to acquire the rights to a lease of approximately 35 acres of federal real estate property known as the “Consumers Road Property” in Carbon County, Utah. The property is controlled by the Bureau of Land Management and includes three buildings that may be used by America West for mine equipment storage and maintenance, training, and office space.   In addition, as part of the agreement, America West acquired interest in approximately 40 acres of real estate known as the “South 40 Parcel” in Carbon County. The total purchase price of the acquired assets was $224,197. Per the agreement, America West paid $89,677 as a down payment in January 2009 and entered into a non-interest bearing note to pay the seller a total of $134,250, payable in six monthly installments of $22,420 with the last payment to be made on August 1, 2009.

Between January and March 2009, America West issued a total of 625,000 shares of common stock for services rendered, of which 300,000 are described in the first paragraph of this Note.

ITEM 9.

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

The reports of Hansen on the consolidated financial statements of the Company for the twelve months ended December 31, 2006 and 2005 did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principle. During the period the aforementioned financial statements were audited and the subsequent periods through September 30, 2007, there were no disagreements with Hansen on any matter of accounting principles, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of Hansen, would have caused them to make reference thereto in Hansen’s reports on the financial statements of the Company for such period. During the fiscal years ended December 31, 2006 and 2005 and the subsequent period through September 30, 2007, there were no “reportable events” (as defined in Regulation S-K Item 304(a)(1)(v)).

On February 25, 2008, our board of directors appointed Malone & Bailey, PC (“Malone”) of Houston, Texas as the company’s independent accountant for the Company’s fiscal year ended December 31, 2007. We did not consult with Malone regarding either: (a) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements, nor did Malone provide written or oral advice to the Company that Malone concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue; or (b) any matter that was either the subject of a “disagreement” (as defined in Regulation S-K Item 304(a)(1)(iv) and the related instructions), or a “reportable event” (as defined in Regulation S-K Item 304(a)(1)(v)) prior to their appointment.

ITEM 9A(T).

CONTROLS AND PROCEDURES

(a)

Evaluation of Disclosure Controls Procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit to the SEC under the Exchange Act, is recorded, processed, summarized, and reported within the time periods specified by the SEC’s rules and forms, and that information is accumulated and communicated to our management, including our chief executive and chief financial officers, as appropriate to allow timely decisions regarding required disclosure.

The Company’s management, with the participation of the chief executive officer and chief financial officer, carried out an evaluation of the effectiveness of the Company's “disclosure, controls and procedures”, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework, (as defined in the Exchange Act) Rules 13a-15(3) and 15-d-15(3) as of the end of the period covered by this report (the “Evaluation Date”).  Based upon that evaluation, the chief executive officer and chief financial officer concluded that, as of the Evaluation Date, the Company’s disclosure, controls and procedures are not effective at providing them with material information relating to the Company as required to be disclosed in the reports the Company files or submits under the Exchange Act on a timely basis.  The following material weaknesses were noted in the evaluation of our disclosure controls and procedures:

1)

There are inadequate controls over the creation and posting of journal entries to ensure they are authorized, accurate, and complete.

2)

The Company has not established an Audit Committee independent of management.

3)

There are inadequate controls to ensure that subjective analyses (e.g. impairment analysis of assets) are prepared and reviewed by appropriate personnel

4)

There have been a significant number of audit adjustments discovered by the Company’s independent registered accounting firm.

These material weaknesses have been disclosed to our Board of Directors and we are continuing our efforts to improve and strengthen our control processes and procedures. Our management and directors will continue to work with our auditors to ensure that our controls and procedures are adequate and effective.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to the attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

(b)

Changes in Internal Controls.

There were no changes in the Company’s internal controls over financial reporting, known to the chief executive officer or to the chief financial officer that occurred during the period covered by this Report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B.

OTHER INFORMATION

Not applicable.

PART III

ITEM 10.

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Executive Officers and Directors

The following tables sets forth as of April 13, 2009, the name, age, and position of each executive officer and director and the term of office of each director of the Company.

Name	Age	Position

Dan R. Baker	59	Director, President, Chief Executive Officer
John E. Durbin	54	Chief Financial Officer
Alexander H. Walker III	49	Chairman, Director, Secretary
Brian Rodriguez	39	Director
George Jarkesy	34	Director
Amanda Cardinalli	45	Director

All Directors hold their positions for one year or until successors are duly elected and qualified. All officers hold their positions at the will of the Board of Directors.

Set forth below is certain biographical information regarding each of the Company's executive officers and directors:

Dan R. Baker has served as the Company’s Chief Executive Officer since July 2008 and as its Chief Operations Officer since December 2007. Mr. Baker began his business career in mining as a laborer in 1969, following an extended tour of duty with the U.S. Army in Vietnam. He advanced to longwall foreman, senior mining engineer, longwall superintendent, and manager of underground operations, working for U.S. Steel Corporation, Kaiser Steel Corporation, Braztah Corporation, Utah Power & Light Company, Emery Mining Corporation, and Kaiser Coal Corporation.  In 1987, Mr. Baker joined Interwest Mining Company as Vice President–Operations, overseeing both underground and surface mines in Utah, Wyoming, Washington, and Australia for PacifiCorp. He served on the Interwest board of directors, and was a member of the mining and fuels team for PacifiCorp’s international activities.  Mr. Baker became President and Chief Executive Officer of Interwest and Vice President–Fuels for PacifiCorp in January 1998, positions he held until he became an executive vice president at CONSOL Energy in November of 1999.  At CONSOL Energy, Mr. Baker provided overall leadership, strategic direction and management to all mining operations to produce quality coal at a low cost and with high safety standards.  Since 2002, Mr. Baker has been providing consulting services for energy companies.  In September of 2006, Mr. Baker joined Hidden Splendor.

John E. Durbin, has served as the Chief Financial Officer of the Company since January 2009.    Prior to joining the America West, Mr. Durbin served as President and Chief Executive Officer of JED Consulting, LLC, an international financial management consulting firm he founded in March 2005.  From August 2002 to March 2005, Mr. Durbin served as an Assistant Treasurer of ConocoPhillips, where he created, put in place, and managed the enterprise risk management function.  Prior to the merger of Conoco Inc., and Phillips Petroleum Company to create ConocoPhillips, Mr. Durbin served as Assistant Treasurer, Cash, Credit, & Trust Investment Management for Conoco Inc., from August 2000 to August 2002.

Alexander H. Walker III, has served as Director and Secretary since August 2007 and as the President and Chief Executive Officer of the Company from August 2007 to July 2008. Since March of 2003, Mr. Walker has been actively involved in the management of Hidden Splendor, acting as its Vice President.  Prior to March of 2003, Mr. Walker was engaged in the practice of law focusing primarily in the areas of general business litigation and securities.  Mr. Walker is a member of the Utah State Bar Association and the Nevada Bar Association.  He is also a member of the board of directors of the South East Utah Energy Producers Association and is the co-chair of the board of the Western Energy Training Center.

Brian Rodriguez, has served as a Director of the Company since December 2007.   From December 2007 through January 2009, Mr. Rodriguez served as the Chief Financial Officer of America West.  Mr. Rodriguez is the President of Marathon Advisors LLC, a professional services firm providing accounting and business development services to micro-cap and small-cap public companies.  From March 2006 to May 2007, Mr. Rodriguez served as Chief Financial Officer for SH Celera Capital Corporation, an internally managed fund.  From October 2004 to March 2006, Mr. Rodriguez served as an accounting and finance consultant for Jefferson Wells, an international professional services firm.  During 2004 and 2005, he also served as a Director and Chairman of the Audit Committee for Opexa Therapeutics, currently a NASDAQ biotechnology company.  Mr. Rodriguez has been a Certified Public Accountant in the State of Texas since May, 1995.  Mr. Rodriguez holds a B.B.A. from Texas A&M University. Mr. Rodriguez is a director of G/O Business Solutions, Inc.

George Jarkesy, has served as a Director of the Company since December 2007.  Mr. Jarkesy has served as the Managing Member of John Thomas Capital Management Group, LLC, which is the general partner for John Thomas Bridge & Opportunity Fund, L.P.  since June 2007.  Mr. Jarkesy previously served as the Chief Operating Officer and President of SH Celera Capital Corporation, an internally managed fund from March 2007 until March 2008.  Mr. Jarkesy has founded and built companies engaged in financial consulting, real estate investments, real estate management, employee leasing, light steel manufacturing, livestock management, oil field services and biotechnology during the last ten years.  He is the Vice President of the Board of Directors for the Society of St.  Vincent DePaul in the Galveston-Houston Archdiocese of the Catholic Church and is also on the board of the Jarkesy Foundation, Inc.

Amanda Cardinalli, has served as a Director of the Company since August 2007.  Ms. Cardinalli is the President of The Nevada Agency and Trust Company, a company which provides stock transfer and registered agent services to its corporate clients. Ms. Cardinalli has been the President of NATCO since 2003 and has managed NATCO operations since 1995.  Ms. Cardinalli graduated from Hollins College, Roanoke, Virginia in 1985.

Family Relationships

Alexander H. Walker, III, and Amanda Cardinalli are bother and sister.

Independence of Directors & Board Committees

Brian Rodriguez is the Company’s sole “independent director” as that term is defined under Rule 10A-3 of the Exchange Act.    The board has not established any committees and, accordingly, the board serves as the audit, compensation, and nomination committee.

Audit Committee

The Audit Committee of the Board currently consists of the entire Board of Directors, but it is expected that the Audit Committee will be constituted to consist of at least two non-employee directors. The Audit Committee selects an independent public accounting firm to be engaged to audit our financial statements, discuss with the independent auditors their independence, review and discuss the audited financial statements with the independent auditors and management and recommend to our Board of Directors whether the audited financials should be included in our Annual Reports to be filed with the SEC.

Upon the constitution of the Audit Committee, it is expected that all of the members of the Audit Committee will be non-employee directors who: (1) met the criteria for independence set forth in Rule 10A-3(b)(1) under the Exchange Act; (2) did not participate in the preparation of our financial statements or the financial statements of the Company; and (3) are able to read and understand fundamental financial statements, including a balance sheet, income statement and cash flow statement. The board has determined that none of its directors qualify as an audit committee financial expert as defined in Item 407(d) of Regulation S-B.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s directors and executive officers, and persons who own beneficially more than ten percent of the common stock of the Company, to file reports of ownership and changes of ownership with the Securities and Exchange Commission.  Based solely on the reports received by the Company and on written representations from certain reporting persons, the Company believes that the directors, executive officers, and greater than ten percent beneficial owners have complied with all applicable filing requirements, except for:; Amanda Cardinalli failed to file a Form 3 in August 2007, Ms. Cardinalli subsequently filed a Form 3 in April 2009; George R. Jarkesy, Jr., failed to file a Form 4 in June of 2008, Mr. Jarkesy subsequently filed the Form 4 in July 2008; Alexander H. Walker III, failed to timely file a Form 3 in August of 2007, Mr. Walker subsequently filed the Form 3 in February 2008; Brian Rodriguez failed to timely file a Form 3 in January of 2008, Mr. Rodriguez subsequently filed the Form 3 in February 2008; Alexander H. Walker III failed to timely file a Form 4 in December 2008, Mr. Walker subsequently filed a Form 4 in April 2009; Alexander H. Walker III failed to timely file a Form 4 reporting an acquisition of Company common stock on December 15, 2008, Mr. Walker subsequently filed a Form 4 on December 29, 2008; Alexander H. Walker III failed to timely file a Form 4 reporting an acquisition of Company common stock on December 17, 2008, Mr. Walker subsequently filed a Form 4 on December 22, 2008.

Code of Ethics

In April 2009, the Company adopted a Code of Ethics that applies to all of its directors and officers.  The Code is filed as an exhibit to this Annual Report for the year ended December 31, 2008.  Copies of the Company’s Code of Ethics are available, free of charge, by submitting a written request to the Company at 57 West 200 South, Suite 400, Salt Lake City, Utah 84101.

ITEM 11.   EXECUTIVE COMPENSATION

The following tables contain compensation data for our named executive officers as of the fiscal years ended December 31, 2008 and December 31, 2007.

Summary Compensation Table
Name and Principal Position	Year	Salary And Consulting Payments ($)	Bonus ($)	Stock Awards ($)	Stock Option Awards ($)	All Other Compensation ($)	Total ($)

Dan R. Baker	2008	140,500(1)	100,000 (1)	0	288,543(3)	0
President and CEO	2007	144,750	0	320,000 (2)	0	0	464,750

Alexander H. Walker III (4)	2008	0	0	0	288,543 (5)	0
Secretary and Former President & CEO	2007	55,000	0	0	0	0

Brian E. Rodriguez (6)	2008	135,000 (7)	20,000 (7)	0	288,543(9)	0	0
Former CFO	2007	0	0	120,000(8)	0	0	120,000

 ______________

(1)  As of December 31, 2008, Mr. Baker had accrued and unpaid salary of $41,667 and a $100,000 cash bonus, both of which were subsequently paid in January 2009.

(2)  Mr. Baker received 4,000,000 shares of common stock in December 2007 pursuant to his December 2007 employment agreement. The value is based on the per share price of our common stock as of the last sale on December 31, 2007.

(3)  Mr. Baker received an option to purchase 850,000 shares of common stock, vesting 33% each year beginning July 2, 2008, at an exercise price of $0.45 per share.

(4)  Mr. Walker served as the chief executive officer of Hidden Splendor and America West from 2006 through July 2008, and since July 2008, as Secretary of America West.

(5)  Mr. Walker received an option to purchase 850,000 shares of common stock, vesting 33% each year beginning July 2, 2008, at an exercise price of $0.45 per share.  This value does not include the value of Mr. Walker’s options granted under his 2007 employment agreement, pursuant to which he was granted option to purchase one percent of the Company’s outstanding stock as of December 31, 2008, which vested on January 1, 2009, and another option to purchase one percent of the Company’s outstanding stock as of December 31, 2009, which vests on January 1, 2010.  As of January 1, 2009, Mr. Walker is entitled to purchase 1,648,510 shares.  The number of shares issuable on January 1, 2010 may not exceed 1,717,200.  The exercise of both the January 1, 2009 and January 1, 2010 options will be at a price to be mutually agreed upon between Mr. Walker and the Company.

(6)  Mr. Rodriguez resigned as chief financial officer on January 15, 2009.

(7)  As of December 31, 2008, Mr. Rodriguez had accrued and unpaid salary of $40,000 and a $20,000 cash bonus, both of which were subsequently paid in January 2009.

(8)  Mr. Rodriguez received 1,500,000 shares of common stock pursuant to the December 2007 agreement with Marathon Advisors, LLC, an entity managed by Mr. Rodriguez.  The value is based on the per share price of our common stock as of the last sale on December 31, 2007.

(9)  Mr. Rodriguez received an option to purchase 850,000 shares of common stock , vesting 33% each year beginning July 2, 2008 at an exercise price of $0.45 per share.

Grants of Plan Based Awards in 2008

The following table presents each grant of stock options in 2008 to the individuals named in the summary compensation table above.

Name	Grant Date	Number of Securities Underlying Options(1)	Exercise Price of Option Awards	Grant Date Fair Value of Options

Dan R. Baker	July 3, 2008	850,000	$0.45	$288,543
Brian E. Rodriguez	July 3, 2008	850,000	$0.45	$288,543
Alexander H. Walker III	July 3, 2008	850,000	$0.45	$288,543

(1)

The options vest as follows: one third on July 3, 2008, one third on July 3, 2009, and one third on July 3, 2010

Each of the options in the foregoing table was granted under the Company’s 2008 Stock Option Plan.

Outstanding Equity Awards at Fiscal Year-End

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
Dan R. Baker	283,333	566,667	$0.45	5 years after vesting
Alexander H. Walker III	283,333	3,931,377(1)	$0.45(2)	5 years after vesting(3)
Brian E. Rodriguez	283,333	566,667	$0.45	5 years after vesting

(1)  Includes (i) 566,667 shares issuable pursuant to Mr. Walker’s July 2008 option, (ii) 1,647,510 shares issuable pursuant to Mr. Walker’s January 1, 2009 option, and (iii) 1,717,200 shares issuable pursuant to Mr. Walker’s January 1, 2010 option,

(2)  The exercise price of Mr. Walker’s July 2008 option is $0.45.  The exercise price of Mr. Walker’s January 1, 2009 and January 1, 2010 options will be mutually agreed upon by Mr. Walker and the Company.

(3)  Mr. Walker’s July 2008 options expire five years after vesting.  The expiration date of Mr. Walker’s January 1, 2009 and January 1, 2010 options will be mutually agreed upon by Mr. Walker and the Company.

No other options or stock awards were issued to our employees, officers or directors in 2008.

Employment and Consulting Agreements

Dan R. Baker

In December 2007, we entered into an employment agreement with Dan Baker, which agreement was amended in July 2008 when Mr. Baker became our Chief Executive Officer.  Under the terms of the agreement, Mr. Baker serves as the Chief Executive Officer of the Company through January 2011 at an initial base salary of $150,000 per year, which salary was increased to $250,000 per year in July 2008.  Under the terms of the agreement, Mr. Baker was issued 4,000,000 shares of our common stock in December 2007.

John E. Durbin

On January 15, 2009, we entered into an employment agreement with Mr. Durbin.  Under the terms of the agreement, Mr. Durbin serves as the Chief Financial Officer of the Company until December 31, 2010.   As consideration for Mr. Durbin’s services, the Company agreed to pay Mr. Durbin a base salary of $223,000 per year.  In addition, the Company granted Mr. Durbin an option to purchase 2,000,000 shares of the Company’s common stock at an exercise price of $.01.  Such option will vest, provided continuous employment, as follows: (i) March 31, 2009 - 400,000 shares, (ii) June 30, 2009 - 400,000 shares, (iii) September 30, 2009 - 400,000 shares, (iv) December 31, 2009 - 400,000 shares, and (v) March 31, 2010 - 400,000 shares.

Alexander H. Walker, III

In December 2007, we entered into an employment agreement with Alexander H. Walker III, which agreement was amended in July 2008 when Mr. Walker resigned as Chief Executive Officer and became Chairman of the Board of Directors.  Under the terms of the agreement, Mr. Walker serves as our Chairman of the Board of Directors and Secretary through January 2011 at an initial base salary of $150,000 per year, which base salary was increased to $250,000 per year in July 2008.  Moreover, under the terms of the agreement, commencing on January 1, 2009 and for two additional years, Mr. Walker also shall be given the option to purchase a number of shares of our common stock which is equal to one percent of the issued and outstanding shares of our common stock as of the day immediately before the date of issuance (December 31, 2008) for consideration to be mutually agreed upon by Mr. Walker and the Company.  The maximum amount of shares that Mr. Walker would have the right to exercise the underlying option on January 1, 2009 will be 1,647,510 shares.   As of the date of this Report, the January 1, 2009, option had not been exercised.

Director Compensation

The following table presents summary information for the year ended December 31, 2008 regarding the compensation of the members of our board of directors.

Name	Fees Earned or Paid in Cash ($)	Options Awards ($)(1)	Total ($)
Dan R. Baker	-0-	-0-	-0-
Alexander H. Walker, III	137,500	288,543	426,043
Brian E. Rodriguez	-0-	-0-	-0-
George R. Jarkesy, Jr.	-0-	288,543	288,543
Amanda Cardinalli	-0-	-0-	-0-

(1)

Reflects the dollar amount recognized for financial statement reporting purposes for the year ended December 31, 2008 in accordance with FAS 123R (but disregarding forfeiture estimates related to service-based vesting conditions).

No options were exercised during the fiscal year ended December 31, 2008.

The following table presents the fair value of each grant of stock options in 2008 to members of our board of directors, computed in accordance with FAS 123R:

Name	Grant Date	Number of Securities Underlying Options	Exercise Price of Option Awards	Grant Date Fair Value of Options
Dan R. Baker	-0-	-0-	-0-	-0-
Alexander H Walker III (1)	July 3, 2008	850,000(1)	$0.45	288,543
George R. Jarkesy, Jr.	July 3, 2008	850,000	$0.45	288,543
Brian E. Rodriguez	-0-	-0-	-0-	-0-
Amanda Cardinalli	-0-	-0-	-0-	-0-

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

To our knowledge, except as indicated in the footnotes to this table and pursuant to applicable community property laws, the persons named in the table below have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them as of April 13, 2009.

The following table sets forth the number and percentage of outstanding shares of Company common stock beneficially owned as of the date of this Report by: (a) each person who is known by us to be the owner of more than five percent of our outstanding shares of common stock; (b) each of our directors; (c) all of our executive officers; and (d) all current directors and executive officers, as a group. To our knowledge, except as indicated in the footnotes to this table and pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.

Name of Beneficial Owner	Number of Shares Of Common Stock Beneficially Owned	Percentage
Beneficial Owners of more than 5%:
Estate of Alexander H. Walker, Jr.(1) 50 West Liberty, Suite 880 Reno, Nevada 89501	27,531,504	16.5%
John Thomas Financial, Inc.(2) 14 Wall Street, 5th Floor New York, New York 10005	15,000,000	9.0%
ATB Holding Company, LLC (3) 14 Wall Street, 5th Floor New York, New York 10005	5,000,000	3.0%
John Thomas Bridge & Opportunity Fund, LP(4) 3 Riverway, Suite1800 Houston, Texas 77056	19,394,999	11.6%
Timotha A. Kent 57 West 200 South, Suite 400 Salt Lake City, Utah 84101	8,471,232	5.1%
Denly ACI Partners, Ltd.(5) 13809 Research Blvd., Suite 810 Austin, Texas 78750	6,666,667	4.0%
Dennis C. von Waaden(6) 13809 Research Blvd., Suite 810 Austin, Texas 78750	10,000,000	6.0%
Sally A. von Waaden(7) 13809 Research Blvd., Suite 810 Austin, Texas 78750	10,000,000	6.0%
Named Executive Officers and Directors:
George R. Jarkesy, Jr.(8) 3 Riverway, Suite 1800 Houston, Texas 77056	25,478,332	15.2%
Alexander H. Walker III(9) 57 West 200 South, Suite 400 Salt Lake City, Utah 84101	10,700,075	6.4%
Amanda Cardinalli (10) 50 West Liberty, Suite 880 Reno, Nevada 89501	8,471,232	5.1%
Dan R. Baker(11)	4,450,000	2.7%
John E. Durbin (12)	2,000,000	1.2%
Brian Rodriguez (13)	1,813,333	1.1%
All directors & executive officers as a group (6 persons)(14)	51,412,973	30.8%

___________________________

(1)

Alexander H. Walker, Jr. died on August 3, 2008, and the shares of common stock are owned by his estate.  It is the Company’s understanding that Alexander H. Walker, III, is the executor of the estate of Alexander H. Walker, Jr. Therefore, it is possible that Alexander H. Walker, III, will have voting control of such shares, though ownership of such shares shall pass pursuant to the directives of Alexander H. Walker, Jr., which directives have not yet been adjudicated.  The Company understands that up to 9,000,000 of such shares secure obligations of Hidden Splendor. In addition, 5,000,000 of such shares are subject to an option granted to ATB Holding Company, LLC. and 500,000 additional shares are subject to an option granted to a third party.  Because Mr. Walker’s estate has not been settled, any shares owned by him have not been distributed to Mr. Walker’s heirs, and this table does not reflect that either Mr. Walker, Ms. Cardinalli, or Ms. Kent are deemed beneficial owners of any of these shares of common stock.

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

(4)

The John Thomas Bridge & Opportunity Fund, LP. is a limited partnership, and the John Thomas Capital Management Group, LLC is the General Partner of the John Thomas Bridge & Opportunity Fund, LP.  George R. Jarkesy, Jr., is the Managing Member of the John Thomas Capital Management Group, LLC.

(5)

The shares reported as beneficially owned by Denly ACI Partners, Ltd consist of shares issuable pursuant to an October 2008 stock purchase agreement (“Purchase Agreement”) between the Company, Denly ACI Partners, Ltd. (“Partnership”) and Dennis C. von Waaden and Sally A. von Waaden, as Co-Trustees of The von Waaden 2004 Revocable Trust(“Trust”).  Pursuant to the Purchase Agreement, the Company agreed, upon the confirmation of Hidden Splendor’s Plan by December 5, 2008, to issue and sell to the Partnership and the Trust an aggregate of 10,000,000 shares of common stock, of which the Partnership agreed to purchase 6,666,667 shares of common stock.

(6)

The shares reported as beneficially owned by Dennis C. von Waaden consist of shares issuable in connection with the Purchase Agreement between the Company, the Partnership, and the Trust, pursuant to which the Company agreed, upon the confirmation of Hidden Splendor’s Plan by December 5, 2008, to issue and sell to the Partnership and the Trust an aggregate of 10,000,000 shares of common stock.  Denly ACI MGT, LLC is the General Partner of the Partnership, and consequently has voting control and investment discretion over securities held by the Partnership. Dennis C. von Waaden and Sally A. von Waaden have voting control over Denly ACI MGT, LLC as its Sole Member-Managers, and therefore have voting control over the Partnership.  Moreover, Mr. and Ms. von Waaden are the trustees and the beneficiaries under the Trust having the power to vote and dispose of the shares of common stock beneficially owned by the Trust.  As a result, Mr. von Waaden may be considered the beneficial owner of any shares deemed to be beneficially owned by the Partnership or the Trust.

(7)

The shares reported as beneficially owned by Sally A. von Waaden consist of shares issuable in connection with the Purchase Agreement between the Company, the Partnership, and the Trust, pursuant to which the Company agreed, upon the confirmation of Hidden Splendor’s Planby December 5, 2008, to issue and sell to the Partnership and the Trust an aggregate of 10,000,000 shares of common stock.  Denly ACI MGT, LLC is the General Partner of the Partnership, and consequently has voting control and investment discretion over securities held by the Partnership. Dennis C. von Waaden and Sally A. von Waaden have voting control over Denly ACI MGT, LLC as its Sole Member-Managers, and therefore have voting control over the Partnership.  Moreover, Mr. and Ms. von Waaden are the trustees and the beneficiaries under the Trust having the power to vote and dispose of the shares of common stock beneficially owned by the Trust.  As a result, Ms. von Waaden may be considered the beneficial owner of any shares deemed to be beneficially owned by the Partnership or the Trust.

(8)

The shares reported as beneficially owned by George R. Jarkesy, Jr., consist of (i) 4,300,000 registered in Mr. Jarkesy’s name, (ii) 19,394,999 registered in the name of the John Thomas Bridge & Opportunity Fund, LP, (iii) 1,500,000 shares registered in the name of Marathon Advisors, LLC, an affiliate of Mr. Jarkesy, and (iv) 283,333 shares underlying currently exercisable options.

(9)

The shares reported as beneficially owned by Alexander H. Walker III consist of (i) 8,721,232 shares registered in the name of Mr. Walker, (ii) 283,333 shares underlying currently exercisable options, (iii) 1,647,510 shares, the maximum amount to be issued under an option to Mr. Walker on January 1, 2009 pursuant to his employment agreement, and (iv) 48,000 shares purchased in the open market in December 2008

(10)

The shares reported as beneficially owned by Amanda Cardinalli are registered in the name of The Nevada Agency and Trust Company, our transfer agent and registrar, an entity of which Ms. Cardinalli is the President.

(11)

The shares reported as beneficially owned by Dan R. Baker consist of (i) 4,166,667 shares registered in the name of Mr. Baker and (ii) 283,333 shares underlying currently exercisable options.

(12)

The shares reported as beneficially owned by John E. Durbin consist of 2,000,000 shares registered in the name of Mr. Durbin.

(13)

The shares reported as beneficially owned by Brian Rodriguez consist of (i) 1,500,000 shares registered in the name of Marathon Advisors, LLC, an entity of which Mr. Rodriguez is the Managing Member, (ii) 283,333 shares underlying currently exercisable options, and (iii) 30,000 shares purchased in the open market in December 2008.

(14)

The shares reported as beneficially owned by the Company’s officers and directors include (i) 1,133,333 shares underlying currently exercisable options and (ii) 1,648,510 shares, the maximum amount to be issued under an option to Mr. Walker on January 1, 2009 pursuant to his employment agreement.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS , AND DIRECTOR INDEPENDENCE

Consulting and Employment Agreements with Management

The company has entered into various consulting agreements and employment agreements in connection with services rendered to the company by management.  The terms of such agreements are outlined in Item 10 above and that discussion is incorporated herein by this reference.

 Acquisition of Hidden Splendor

In August 2007, Alexander Walker, Jr. and Cecil Ann Walker were issued 27,531,504 shares of Company common stock and each of their children, Alexander H. Walker, III, Amanda Cardinalli, and Timotha Kent were issued 8,471,232 shares of Company common stock in exchange for 100% of the capital stock of Hidden Splendor which was owned by those individuals. The shares of Hidden Splendor capital stock were issued to these holders in 2003, in connection with the capitalization of Hidden Splendor to acquire the Horizon Mine. The 52,945,200 shares of Company common stock issued to members of the Walker Family in exchange for 100% of the capital stock of Hidden Splendor represented 90% of the issued and outstanding Company common stock after the acquisition.  At the time of the acquisition of Hidden Splendor, the Company had no business activities.

George Jarkesy and his affiliates

In December 2007, Mr. Jarkesy and John Thomas Bridge & Opportunity Fund, L.P., acquired 4,000,000 and 16,000,000 shares of common stock, respectively, for a purchase price of $.025 per share.  Between June and October 2008, John Thomas Bridge & Opportunity Fund  L.P. advanced the Company on an unsecured basis an aggregate principal amount of $925,000, bearing interest at the rate of 10% per annum, maturing on December 31, 2008. In connection with these loans, the John Thomas Bridge & Opportunity Fund L.P. was issued 3,249,999 shares of common stock as additional consideration. In September 2008, Mr. Jarkesy and an entity that he controls advanced the Company on an unsecured basis a principal amount of $70,000 and $20,000, respectively, bearing interest at the rate of 10% per annum, maturing on December 31, 2008. In connection with these loans, the Company issued Mr. Jarkesy and an entity that he controls 233,333 and 66,667 shares of common stock, respectively, as additional consideration.  All of these loans were repaid in January 2009.

Alexander H. Walker, III

Alexander H. Walker, III, is the Manager of Alexander H. Walker III, LLC, a Utah limited liability company.  Mr. Walker, an attorney licensed in the states of Nevada and Utah, has provided his services to the Company through Alexander H. Walker III, LLC.   During fiscal 2007 he received $55,000 in compensation from the Company for those services (Mr. Walker did not receive any salary during that period).  The Company has entered into an employment agreement with Mr. Walker and Mr. Walker is compensated for his services pursuant to the terms of that employment agreement.   Mr. Walker subleases office space of less than 1,000 square feet to the Company in Salt Lake City, Utah for its corporate offices on a rent-free basis; commencing in 2009, we will pay Mr. Walker rent at market rates.   In October 2008, America West secured a line of credit which will allow America West to borrow up to $75,000 from a bank secured by collateral provided by Mr. Walker. As a result, Mr. Walker received 250,000 shares of common stock of the Company.  The line of credit matures on September 30, 2009.

Dan R. Baker

Dan Baker advanced on an unsecured basis to the Company a principal amount of $50,000, bearing interest at the rate of 10% per annum, maturing on December 31, 2008 and received 166,667 shares of common stock as additional consideration.  This loan was repaid in January 2009.

Amanda Cardinalli

Ms. Cardinalli is President of The Nevada Agency and Trust Company, the Company’s transfer agent. We believe that the fees charged the Company for transfer agent services reflect market rates.

John Thomas Financial

In May 2008, ATB Holding Company, LLC , an affiliate of John Thomas Financial acquired an option expiring in October 2013 to purchase up to 5,000,000 shares of common stock from the Estate of Alexander Walker, Jr. at a price of $0.15 per share, for which it paid $40,000 for such right. In addition, the Company and John Thomas Financial have entered into an investment banking agreement, pursuant to which John Thomas Financial was issued a five-year warrant to purchase 15,000,000 shares of the Company’s common stock at $0.01 per share.

We have been advised by John Thomas Bridge & Opportunity Fund L.P. that John Thomas Bridge & Opportunity Fund L.P. and John Thomas Financial are not affiliates of one another.  We have further been advised by John Thomas Bridge & Opportunity Fund as follows, with respect to the relationship between John Thomas Financial and John Thomas Bridge & Opportunity Fund:

a)

Neither John Thomas Financial nor any of its affiliates has any direct or indirect ownership or management interest in John Thomas Bridge & Opportunity Fund L.P.

b)

Neither John Thomas Bridge & Opportunity Fund L.P. nor any of its affiliates has any direct or indirect ownership or management interest in John Thomas Financial.

c)

From time to time John Thomas Financial has served as placement agent for John Thomas Bridge & Opportunity Fund L.P. in connection with offers and sales of John Thomas Bridge & Opportunity Fund L.P. securities.

d)

Pursuant to a placement agent agreement, dated as of July 19, 2007, between John Thomas Financial and John Thomas Bridge & Opportunity Fund L.P., John Thomas Bridge & Opportunity Fund L.P. has been granted a trademark license to use the name “John Thomas” and variants thereof in connection with, among other things, the operation of John Thomas Bridge & Opportunity Fund L.P.

e)

John Thomas Financial from time to time receives compensation with respect to companies it introduces to John Thomas Bridge & Opportunity Fund L.P. and which obtain loans from John Thomas Bridge & Opportunity Fund L.P.

Mid-State Services, Inc., and Arlington Ventures, LLC

Until December 2008, Mid-State Services, Inc., a Nevada corporation (“Mid-State”) had been in the business of providing repair and rebuilding services for diesel powered mining equipment.  Mid-State also acts as vendor of mining supplies.  Alexander H. Walker, III, was the President of Mid-State and Amanda Cardinalli was Mid-State’s Treasurer.  Mid-State had previously rented equipment, provided supplies, and provided services to Hidden Splendor.   In addition, a degree of common control between Hidden Splendor and Mid-State allowed both companies to obtain combined insurance policies for health, dental, general liability and workers compensation insurance.  In October 2007, Mid-State filed a petition for Chapter 11 bankruptcy.  In December 2008, the Chapter 11 bankruptcy proceeding of Mid-State was consolidated with the Chapter 11 bankruptcy proceeding of Hidden Splendor.  Effective December 19, 2008, per Hidden Splendor’s Plan of Reorganization, Hidden Splendor assumed the debt and assets of Mid-State.

Arlington Ventures, LLC (“Arlington Ventures”) owns an office building in Price Utah, and leases that building to the Company.  Arlington Ventures is owned by Alexander H. Walker, III, Amanda Cardinalli, and their sister, Timotha Kent.   During the six months ended June 30, 2008, the Company paid Arlington Ventures $12,000, an amount it believes to be below market lease rates.  In addition, the Company leases certain water rights owned by Arlington Ventures pursuant to a verbal, cost-free basis in order to allow Hidden Splendor to utilize water in its mining operations.  Commencing in 2009, it is expected that the Company will enter into a written agreement to pay Arlington Ventures for the leased water rights and the leased building space.

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

Reclamation Obligation.   Under Utah law, Hidden Splendor is required to post cash or assets with a value sufficient to cover its reclamation obligation as determined by the Utah Department of Natural Resources, Division of Oil, Gas and Mining.  Hidden Splendor’s reclamation obligation is estimated on an annual basis.  Its current obligation is for $363,000.  Prior to their deaths, Alexander H. Walker, Jr. and Cecil Ann Walker executed a deed of trust on certain real property they owned in favor of the State of Utah in order to secure Hidden Splendor’s reclamation obligation.   Mr. and Mrs. Walker received no consideration for their actions securing Hidden Splendor’s obligation.  In 2009, we will be required to find an alternative manner to secure Hidden Splendor’s reclamation obligation or we will have to reach terms with the Estate of Mr. Walker regarding compensation for the current arrangement.

Bankruptcy proceeding of Mid-State and Hidden Splendor will result in forgiveness of debt by certain shareholders.

The proposed Plan for the operations of Hidden Splendor provides for the consolidation of the Chapter 11 bankruptcy action filed by Hidden Splendor and the Chapter 11 bankruptcy action filed by Mid-State. Mid-State was formed in 2004 by members of the Walker Family in order to employ administrative and other “above ground” personnel for the operations of the Horizon Mine.  In 2004, Mid-State provided both administrative services for Hidden Splendor and above-ground repair services for the operations of the Horizon Mine.  While historically, Mid-State rendered similar repair services for other mining operations in the central Utah area, by 2007 Mid-State’s operations were refocused primarily on supporting operations at the Horizon Mine and the operations of Hidden Splendor and Mid-State were managed by the same core of management personnel.   As a result, when the operations of Hidden Splendor filed for Chapter 11 protection, so did the operations of Mid-State.  Substantially all of the debt of Mid-State had been incurred to support Hidden Splendor’s operations. Recognizing this relationship, the Plan consolidated the Chapter 11 bankruptcy proceedings for the two entities, with Mid-State’s debt and assets being absorbed by Hidden Splendor, and with the shareholders of Mid-State not receiving any compensation for their equity interest in Mid-State.  In addition, the Plan requires that the Estate of Alexander Walker, Jr.; Alexander H. Walker, III; Amanda Cardinalli, and Timotha Kent will relinquish any claim to the loans made to Hidden Splendor in the aggregate principal amount of approximately $890,000, and any claim to loans made to Mid-State in the aggregate principal amount of approximately $ 1,150,000.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Professional services were rendered by Malone & Bailey, P.C. for the fiscal years ended December 31, 2008, and December 31, 2007 and by Hansen, Barnett & Maxwell, P.C. for the fiscal year ended December 31, 2007.  The aggregate fees for each of those years were as follows:

Description	2008	2007
Audit fee	$98,150	$158,395(1)
Audit-related fees	--	--
Tax fees	--	--
All other fees	--	--

(1) Includes audit fees for both Hansen, Barnett & Maxwell, P.C. and Malone & Bailey, P.C. during 2007.  In 2007, Hansen, Barnett & Maxwell, P.C. audited the Company’s financial statements for the twelve months ended December 31, 2005 and December 31, 2006 and reviewed the Company’s financial statements for the three months ended March 31, 2007 and the nine months ended September 30, 2007.  Malone & Bailey, P.C. audited the Company’s financial statements for the twelve months ended December 31, 2007.

Audit fees for the fiscal years ended December 31, 2008, and 2007 represent the aggregate fees billed for professional services rendered for the audit of our annual financial statements and review of financial statements included in our quarterly reports on Form 10-Q or services that are normally provided in connection with statutory and regulatory filings or engagements for those fiscal years.

Audit Committee Pre-Approval Policies and Procedures

The Board of Directors serves as the Audit Committee of the Company.  The Board of Directors on an annual basis reviews audit and non-audit services performed by the independent auditor.  All audit and non-audit services are pre-approved by the Board of Directors, which considers, among other things, the possible effect of the performance of such services on the auditors’ independence. The Board of Directors has considered the role Malone & Bailey in providing services to us for the fiscal year ended December 31, 2008 and has concluded that such services are compatible with Malone & Bailey’s independence as the Company’s auditors.

ITEM 15.  EXHIBITS

(a)

The following exhibits are to be filed as part of this 10-K:

EXHIBIT NO.	IDENTIFICATION OF EXHIBIT

3.1	Articles of Incorporation (1)
3.2	Articles of Amendment to the Articles of Incorporation (7)
3.3	Articles of Amendment to the Articles of Incorporation (1)
3.4	Articles of Amendment to Articles of Incorporation (1)
3.5	Articles of Amendment to Articles of Incorporation (1)
3.6	Articles of Amendment to Articles of Incorporation (1)
3.7	Articles of Amendment to Articles of Incorporation (1)
3.8	Amended and Restated Bylaws (5)
4.1	Form of Common Stock Certificate (7)
10.1	Exchange Agreement with Hidden Splendor Resources, Inc. dated August 10, 2007 (2)
10.2	Loan Agreement by and among the Company and Denly ACI Partners, Ltd. And the Von Waaden 2004 Revocable Trust (“Loan Agreement”)(3)
10.3	Amendment no. 1 to Loan Agreement (4)
10.4	Amended and Restated Promissory Note (4)
10.5	Amendment no. 2 to Loan Agreement (5)
10.6	Consulting Agreement with Newport Capital Consultants, Inc.(6)
10.7	Employment Agreement with Dan R. Baker (6)
10.8	Employment Agreement Alexander H. Walker III (6)
14.1	Code of Ethics (7)
14.2	Whistleblower Policy (7)
21.1	Subsidiaries (7)
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act provided by Chief Executive Officer (7)
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act provided by Chief Financial Officer (7)
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 provided by Chief Executive Officer (7)
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 provided by Chief Financial Officer (7)

 ___________________________

(1)

Filed as an exhibit on Form 10-KSB for the fiscal year ended June 30, 1999 and filed March 22, 2000 and incorporated herein by reference.

(2)

Filed as an exhibit on Form 8-K on August 13, 2007 and incorporated herein by reference.

(3)

Filed as an exhibit on Form 8-K on September 16, 2008 and incorporated herein by reference.

(4)

Filed as an exhibit on Form 8-K on November 6, 2008 and incorporated herein by reference.

(5)

Filed as an exhibit on Form 8-K on December 9, 2008 and incorporated herein by reference.

(6)

Filed as an exhibit on Form 8-K on December 28, 2007 and incorporated herein by reference.

(7)

Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICA WEST RESOURCES, INC.

Date: April 15, 2009	By:	/s/ Dan R. Baker
Dan R. Baker, Chief Executive Officer

Date: April 15, 2009	By:	/s/ John E. Durbin
John E. Durbin, Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: April 15, 2009	By:	/s/ Dan R. Baker
Dan R. Baker, Chief Executive Officer

Date: April 15, 2009	By:	/s/ John E. Durbin
John E. Durbin, Chief Financial Officer