Form 10-Q
period 2009-03-31
AMERICA WEST RESOURCES, INC.
filed 2009-05-20
CIK 867687

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

X .	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2009

.	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes   X     No      .

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

 Yes            No      .

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes              No   X .

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.   Yes   X      No      .

APPLICABLE ONLY TO CORPORATE REGISTRANTS

The number of shares of common stock issued and outstanding as of May 18, 2009 is 169,535,957.

America West Resources, Inc.

PART I.	FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

America West Resources, Inc. and Subsidiary

 America West Resources, Inc. and Subsidiaries

  CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2009	December 31, 2008
Assets
Current assets:
Cash and cash equivalents	$281,222	$407,472
Deferred financing costs	150,951	218,858
Accounts receivable	177,588	10,488
Total current assets	609,761	636,818

Prepaid royalties	865,000	565,000
Deposits	778,720	102,245
Property and equipment:
Property and equipment	10,852,871	10,395,196
Land and mineral properties	8,952,405	7,920,390
Less: accumulated depreciation and depletion	(6,036,967)	(5,558,483)
Net property and equipment	13,768,309	12,757,103

Total assets	$16,021,790	$14,061,166

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$1,418,040	$1,068,802
Accrued expenses	1,126,665	1,028,904
Line of credit	34,000	69,000
Short-term debt – related party	16,000	1,065,000
Current maturities of long-term debt, net of unamortized
discount of $94,311 and $105,323, respectively	4,931,991	4,786,459
Derivative liabilities	2,099,111	-
Total current liabilities	9,625,807	8,018,165

Long-term debt, net of unamortized discount of $53,067
and $72,127, respectively	7,053,791	7,577,211
Asset retirement obligation	193,781	189,999
Total liabilities	16,873,379	15,785,375

Stockholders’ deficit:
Preferred stock, $0.0001 par value; 2,500,000 shares authorized; none
issued and outstanding	-	-
Common stock, $0.0001 par value; 300,000,000 shares authorized;
167,050,957 and 164,750,957 shares issued and outstanding,
respectively	16,706	16,476
Additional paid-in capital, net of subscription receivable	13,160,734	12,515,287
Accumulated deficit	(14,029,029)	(14,255,972)
Total stockholders’ deficit	(851,589)	(1,724,209)

Total liabilities and stockholders’ deficit	$16,021,790	$14,061,166

See notes to consolidated financial statements.

America West Resources, Inc. and Subsidiaries

  CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
	March 31,
	2009	2008
Revenue
Coal sales	$1,790,489	$1,674,600
Machine repair services	37,122	-
Total revenues	1,827,611	1,674,600

Cost of production & services
Coal production costs	1,551,003	1,354,990
Machine repair services	29,327	-
Total cost of production & services	1,580,330	1,354,990

Gross profit	247,281	319,610

Operating expenses
General and administrative	1,774,783	725,670

Loss from operations	(1,527,502)	(406,060)

Other income (expenses)
Interest income	5,777	-
Interest expense	(351,174)	(123,005)
Gain on derivative liabilities	2,099,842	-
Total other income (expenses)	1,754,445	(123,005)

Net Income (Loss)	$226,943	$(529,065)

Basic and Diluted Income (Loss) Per Share	$0.00	$(0.01)

Basic and Diluted Weighted Average Shares Outstanding	166,527,901	96,688,847

See notes to consolidated financial statements.

America West Resources, Inc. and Subsidiaries

  CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 31,
	2009	2008

Cash Flows from Operating Activities:
Net Income (Loss)	$226,943	$(529,065)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and depletion	486,284	341,600
Amortization of debt discounts	30,070	-
Amortization of deferred financing costs	67,907	-
Accretion of asset retirement obligation	3,782	3,620
Common stock issued for services	191,000	-
Warrant expense	-	28,686
Option expense	160,404	-
Gain on derivative liabilities	(2,099,842)	-
Changes in current assets and liabilities:
Accounts receivable	(167,100)	(222,459)
Accounts payable	349,238	(27,430)
Accrued liabilities	97,761	250,899
Net Cash Used in Operating Activities	(653,553)	(154,149)

Cash Flows from Investing Activities:
Purchase of fixed assets	(330,955)	-
Capital expenditures	(1,032,015)	(1,056,528)
Advance royalty payments made	(300,000)	-
Deposits	(676,475)	(39,990)
Net Cash Used in Investing Activities	(2,339,445)	(1,096,518)

Cash Flows from Financing Activities:
Proceeds from issuance of common stock, net of issuance costs	187,616	950,450
Collection of subscription receivable	4,305,610	-
Net borrowings under revolving credit	(35,000)	(109,575)
Proceeds from related party debt	16,000	50,000
Payments on related party debt	(1,065,000)	-
Payments on debt	(542,478)	-
Net Cash Provided by Financing Activities	2,866,748	890,875

Net Decrease in Cash and Cash Equivalents	(126,250)	(359,792)
Cash and Cash Equivalents at Beginning of Period	407,472	505,688
Cash and Cash Equivalents at End of Period	$281,222	$145,896

Supplemental Information
Cash paid for interest	$140,135	$-
Cash paid for income taxes	-	-

Noncash Investing and Financing Activities
Debt issued for property	$134,520	$-
Derivative liability	4,198,953	-
Stock issuance costs accrued	-	13,500

See notes to consolidated financial statements.

America West Resources, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements as of March 31, 2009, have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited consolidated financial statements and notes thereto contained in 2008’s Annual Report filed with the SEC on Form 10-K on April 15, 2009.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.  Notes to the consolidated financial statements which would substantially duplicate the disclosure contained in the audited consolidated financial statements for fiscal 2008 as reported in the Form 10-K on April 15, 2009 have been omitted.

During the three months ended March 31, 2009, America West launched America West Services, a wholly-owned subsidiary of America West Resources, providing machine repair services to third parties and to Hidden Splendor Resources.  America West Services provides these services using the equipment and repair facility assumed from Mid-State Services as part of the Plan of Reorganization related to the Chapter 11 proceeding of Hidden Splendor Resources and Mid-State Services.

Derivatives

In June 2008, the FASB finalized EITF 07-5, "Determining Whether an Instrument (or Embedded Feature) is indexed to an Entity's Own Stock" (“EITF 07-5”).  EITF 07-5 provides guidance on determining whether an instrument (or an embedded feature) is indexed to an entity’s own stock, which would qualify as a scope exception under FASB No. 133. “Accounting for Derivative Instruments and Hedging Activities” (“FAS 133”).  EITF 07-5 is effective for the Company’s fiscal year beginning after December 15, 2008.  The Company adopted EITF 07-5 on January 1, 2009 and as such some of the; Company’s outstanding warrants that were previously classified in equity were reclassified to liabilities as of January 1, 2009 as these warrants contain exercise price reset features and were no longer deemed to be indexed to the Company’s own stock.  See Note 7 for further discussion.

NOTE 2 – GOING CONCERN

As shown in the accompanying consolidated financial statements, America West had a working capital deficit of $9,016,046 and an accumulated deficit of $14,029,029 as of March 31, 2009.  Furthermore, its wholly-owned subsidiary, Hidden Splendor, emerged from bankruptcy with a Plan of Reorganization in December 2008. These conditions raise substantial doubt as to America West’s ability to continue as a going concern.  Management is attempting to raise additional capital through sales of stock and enhance the operations of Hidden Splendor to achieve cash-positive operations.  The consolidated financial statements do not include any adjustments that might be necessary if America West is unable to continue as a going concern.

NOTE 3 – PREPAID ROYALTIES

On July 2, 2008, America West entered into a six-year lease agreement to lease an abandoned coal mine known as the "Columbia” property.  The property consists of 5,200 acres in Carbon County, Utah.  The lease agreement calls for a 6% royalty to the lessor on all coal sales from the property and monthly prepaid royalty payments totaling approximately $2.2 million to be paid through March 2010.  The lease agreement gives America West the exclusive option to purchase the property for a price ranging from $22,000,000 to $33,000,000, depending on the date of the purchase. Should the purchase option not be exercised by America West by March 2010, America West shall be obligated to pay the lessor $945,000 in April 2010 and $25,000 per month as rental payments thereafter until the earlier of the exercise of the purchase option or the end of the lease.  As of March 31, 2009, America West had paid $865,000 in prepaid royalties associated with the Columbia property.

NOTE 4 – RELATED PARTY TRANSACTIONS

In March 2009, officers of America West advanced America West an aggregate of $16,000.  The loans bear interest at 12% per annum and are due May 22, 2009.

In January 2009, America West repaid outstanding related party debt of $1,065,000 in full.

NOTE 5 – STOCKHOLDERS’ EQUITY

On January 6, 2009, America West collected the subscription receivable of $4,305,610 related to 25,789,365 common shares and 12,894,683 warrants issued in December 2008.

In January 2009, America West sold 8.5 units in a private placement. Each unit consisted of 150,000 common shares and 75,000 common stock warrants. A total of 1,275,000 common shares and 637,500 common stock warrants were sold. The warrants are exercisable at $0.30 per share, vest immediately and have a term of five years. America West received cash of $187,616 net of share issuance costs of $67,384.

During the three months ended March 31, 2009, America West issued an aggregate of 1,025,000 common shares for services valued at $191,000.

NOTE 7 – DERIVATIVES

On October 24, 2008, America West entered into an exclusive investment banking agreement with a third party for services related to the sale of common stock. Pursuant to the agreement, America West granted the investment banker warrants to purchase 15,000,000 common shares of America West’s stock at an exercise price of $0.01 per share. The warrants vest immediately and have a term of five years. The services under the agreement were completed as of January 1, 2009.

On January 1, 2009 America West adopted EITF 07-5, and as a result the 15,000,000 outstanding warrants containing exercise price reset provisions that were previously classified in equity were reclassified to derivative liabilities.  As of January 1, 2009, these warrants were no longer deemed to be indexed to America West’s own stock.  The fair value of these liabilities as of January 1, 2009 was $4,198,953 and was removed from additional paid-in capital. The fair value of these liabilities as of March 31, 2009 was $2,099,111. The change in the fair value of $2,099,842 was recorded as a gain during the three months ended March 31, 2009. The Black Scholes stock option valuation model was used to determine the fair values.  The significant assumptions used in the January 1, 2009 valuation were: the exercise price of $0.01; the market value of America West’s common stock on January 1, 2009, $0.28; expected volatility of 287.94%; risk free interest rate of 1.55%; and a remaining contract term of 4.83 years.  The significant assumptions used in the March 31, 2009 valuation were: the exercise price of $0.01; the market value of America West’s common stock on March 31, 2009, $0.14; expected volatility of 291.66%; risk free interest rate of 1.67%; and a remaining contract term of 4.59 years.  The change in fair value during the three months ended March 31, 2009 of $2,099,842 is recorded in our consolidated statement of operations as a gain on derivative liabilities.  There is no cumulative effect to adjust retained earnings by since these warrants were issued in connection with a investment banking agreement related to capital raise and thsu scoped out from FAS 133.  The service agreement was fulfilled at the end of 2008 and therefore the derivative liability is first recorded on January 1, 2009.

NOTE 8 – COMMITMENTS & CONTINGENCIES

On January 15, 2009, America West entered into an employment agreement with its chief financial officer.  The agreement terminates on December 31, 2010.   The employment agreement provides for a base salary of $223,000 per year.  In addition, per the agreement, America West granted its chief financial officer an option to purchase 2,000,000 shares of its common stock at an exercise price of $0.01 per share.   The option vests at a rate of 400,000 shares per each calendar quarter-end with full vesting being completed on March 31, 2010 and expire on January 30, 2019.   The fair value of the options was determined to be $377,031 using the Black-Scholes option pricing model. The significant assumptions used in the valuation were: the exercise prices noted above; the market value of America West’s common stock on January 15, 2009, $0.19; expected volatilities between 231% and 252%; risk free interest rate of 1.01%; and expected terms between 2.6 and 3.1 years.  The options qualify as ‘plain vanilla' warrants under the provisions of Staff Accounting Bulletin No. 107 and, due to limited option exercise data available to America West, the term was estimated pursuant to the provisions of SAB 107. During the three months ended March 31, 2009, $164,404 of this fair value was expensed. The remaining $216,627 will be expensed over the remaining vesting period of the options.

On January 20, 2009, America West entered into an agreement to acquire the rights to a lease of approximately 35 acres of federal real estate property known as the “Consumers Road Property” in Carbon County, Utah. The property is controlled by the Bureau of Land Management and includes three buildings that may be used by America West for mine equipment storage and maintenance, training, and office space. In addition, as part of the agreement, America West acquired interest in approximately 40 acres of real estate known as the “South 40 Parcel” in Carbon County. The total purchase price of the acquired assets was $224,197. Per the agreement, America West paid $89,677 as a down payment in January 2009 and entered into a non-interest bearing note to pay the seller a total of $134,520, payable in six monthly installments of $22,420 with the last payment to be made on August 1, 2009.

In January 2009, America West entered into a six-month agreement, engaging a consultant for total cash compensation of $36,000 over the six-month period.  In addition, pursuant to the agreement, America West issued the consultant 300,000 common shares during the three months ended March 31, 2009.

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

On January 15, 2009, Hidden Splendor entered into a contract to purchase mining equipment.  The total contract price is $2,011,425. $670,475 was paid by March 31, 2009 and is included in deposits on the consolidated balance sheet.  Hidden Splendor expects to take delivery of the equipment by May 31, 2009.

NOTE 9 – RECLASSIFICATIONS

Certain 2008 amounts have been reclassified to agree to 2009 classifications.

NOTE 10 – SUBSEQUENT EVENTS

On April 22, 2009, certain officers, directors and affiliates loaned America West an aggregate of $231,000.  The notes accrue interest at 12% per annum and mature on the earlier of (i) May 22, 2009 or (ii) the closing of a $10,000,000 debt or equity financing of America West Resources.   As additional consideration, a total of 2,310,000 common shares were also issued to the related party lenders.  In an event of default, the unpaid principal and accrued interest due under the notes is convertible into common shares at a conversion price equal to $0.02 per share.

On April 30, 2009, America West issued a consultant 175,000 common shares for services rendered.

On May 15, 2009, an affiliate loaned America West $100,000.  The note accrues interest at 12% per annum, matures on June 15, 2009 and is secured by certain equipment owned by Hidden Splendor Resources, America West’s subsidiary.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statement Notice When used in this report, the words "may," "will," "expect," "anticipate," "continue," "estimate," "project," "intend," and similar expressions are intended to identify forward-looking statements regarding events, conditions, and financial trends that may affect the Company's future plans of operations, business strategy, operating results, and financial position. Persons reviewing this report are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and those actual results may differ materially from those included within the forward-looking statements as a result of various factors.

MANAGEMENT’S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS AND FINANCIAL CONDITION

This Management’s Discussion and Analysis should be read in conjunction with the unaudited consolidated financial statements of America West Resources, Inc.  (“Company”) and its wholly-owned subsidiary, Hidden Splendor Resources, Inc. (“Hidden Splendor”) and notes thereto set forth herein. Our auditor's report on our consolidated financial statements contained in our Annual Report filed on Form 10-K for the fiscal year ended December 31, 2008, expressed an opinion that substantial doubt exists as to whether we can continue as an on-going business. This means that there is substantial doubt that we can continue as an on-going business.  The consolidated financial statements of the Company and Hidden Splendor do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

Results of Operations for the Three Months Ended March 31, 2009 Compared to March 31, 2008

Material changes in financial statement line items

The following table presents a pro forma combined statement of operations data for each of the periods indicated and presents the percentage of change in each line item from one period to the next.

	Three Months Ended		Percentage
	March 31,		Increase
	2009	2008	(Decrease)

Revenue
Coal sales	$1,790,489	$1,674,600	7%
Machine repair services	37,122	-	-
Total revenues	1,827,611	1,674,600	9%

Cost of production & services
Coal production costs	1,551,003	1,354,990	14%
Machine repair services	29,327	-	-
Total cost of production & services	1,580,330	1,354,990	17%

Gross profit	247,281	319,610	(23%)

Operating expenses
General and administrative	1,774,783	725,670	145%

Loss from operations	(1,527,502)	(406,060)	276%

Other income (expenses)
Interest income	5,777	-	-
Interest expense	(351,174)	(123,005)	185%
Gain on derivative liabilities	2,099,842	-	-
Total other income (expenses)	1,754,445	(123,005)	(1,526%)

Net Income (Loss)	$226,943	$(529,065)	(143%)

Revenue

We had revenue from coal sales for the three months ended March 31, 2009 of $1,790,489, a 7% increase from revenues of $1,674,600 for the three months ended March 31, 2008.  All coal sales revenue was derived from our Horizon coal mine operations by our wholly-owned subsidiary, Hidden Splendor Resources, Inc.  The increase was attributable to an increased average sales price per ton of coal during 2009 as compared to 2008.  The increase in average sales price per ton offset a decrease in 2009 production of 53 percent as compared to 2008.  The decrease in 2009 production compared to 2008 is attributed to artesian water in one section of the Horizon Mine, unusual MSHA mandates, and equipment breakdowns.   These factors slowed production during the quarter ended March 31, 2009.

Historically, we have operated the mine as a one-section mine, meaning we have mined coal in only one area of the mine.  Beginning in late May 2008, we began operating the mine as a two-section mine.  That is, we mined coal in two areas of the mine at the same time.  Optimally, Section I will be pillaring a developed panel, while in Section II, a panel is being developed.  Because development mining involves significant roof support efforts and often discovers problem areas in the mine, such as faults in the coal seam or inflows of water, development mining is more capital intensive than pillaring.  By operating two sections, the Company can blend the two types of mining and will have the flexibility to deal with adverse conditions which may affect mining in any one section.  By operating two sections, the Company plans to increase production.  However, we encountered breakdowns of equipment and difficult mining conditions in the Horizon Mine since the fourth quarter of 2008 resulting in lower production.  We have ordered new equipment, which is expected to be delivered in May 2009 or early June 2009. Upon receipt of our new equipment, we plan to actively mine two sections simultaneously. Moreover, we also plan to lease and deploy a third continuous miner and other related equipment to allow us to operate as a three section mine.  However, there is no guarantee that production will increase in the future as planned.

During the three months ended March 31, 2009, we launched America West Services, a wholly-owned subsidiary of America West Resources, providing machine repair services to third parties and to Hidden Splendor Resources.  America West Services provides these services using the equipment and repair facility assumed from Mid-State Services as part of the Plan of Reorganization related to the Chapter 11 proceeding of Hidden Splendor Resources and Mid-State Services.  We had revenue from machine repair services for the three months ended March 31, 2009 of $37,122.  In addition to providing a new revenue stream, the repair facility enables our Company to repair some equipment of our Horizon Mine at a lower cost.

Coal Production & Machine Repair Service Costs

Our coal production costs for the three months ended March 31, 2009 were $1,551,003, compared to $1,354,990 for the same period in 2008. This increase of 14% was attributed to increased production costs as we worked to remedy equipment breakdowns and difficult mining conditions in the Horizon Mine in the first quarter of 2009.   Our machine repair services costs for the three months ended March 31, 2009 were $29,327 compared to no such costs in the same period in 2008.

Gross Profit

Gross profit decreased 23% from $319,610 for the three months ended March 31, 2008, to $247,281 for the three months ended March 31, 2009, primarily due to increased production costs for the reasons noted above.

General and Administrative Expense

General and administrative expenses for the three months ended March 31, 2009 were $1,774,783, an increase of 145% over general and administrative expenses of $725,670 in 2008.  The increase was primarily attributed to 1) property tax accrual of approximately $288,000 associated with the Horizon Mine, 2) increase in  legal, accounting, investor relations, and other professional fees totaling approximately $370,000, 3) increase in corporate salaries of approximately $223,000 due a slight increase in accounting personnel headcount as well as an increase in the salaries of the corporate officers, 4) increase in employee and general liability insurance of approximately $72,000, and 5) increase in fees associated with MSHA citations of approximately $64,000.

Loss from Operations

Loss from operations increased 276% from $406,060 for the three months ended March 31, 2008 to $1,527,502 for the same period in 2009, primarily due to the increase in general and administrative expenses for reasons stated above

Other Income (Expenses)

For the three months ended March 31, 2009, we had net other income of $1,754,445, compared to net other expenses of $123,005 for the same period in 2008.   The change is primarily attributed to a gain on the change in the fair value of our derivative liabilities of $2,099,842 offset by higher interest expense in 2009 due to $2.8 million in debt incurred in the fourth quarter of 2008 with an interest rate of 18%, a rate higher than the debt previously incurred by the Company.

Net Loss

For the reasons noted above, our net income for the three months ended March 31, 2009, was $226,943, compared to a net loss of $529,065 for the same period in 2008.

Liquidity and Capital Resources.

Our current liquidity position allows us to meet our ongoing Plan payment obligations and nominal working capital requirements. Due to unexpected equipment failures and difficult mining conditions we experienced during the fourth quarter of 2008 and the first quarter of 2009, which had an adverse effect on production, we may need to raise additional capital to meet our working capital needs through fiscal 2009. The working capital needs in 2009 consist of approximately $3,300,000 to fund equipment and related supplies necessary to increase Horizon Mine production and for related activities. The Company will also be required to repay $2,800,000 of debt unrelated to Plan obligations in 2009, which is secured by the Columbia Mine lease and will mature in October 2009.  Our inability to obtain immediate financing from third parties will negatively impact our ability to fund operations and execute our business plan.  Any failure to obtain such financing could force us to abandon or curtail our operations. There is no assurance that we can raise additional capital from external sources, the failure of which could cause us to sell assets or curtail operations. We have no credit facilities in place, and as the Company has no debt or equity funding commitments, we will need to rely upon best efforts financings. Our auditors have issued a going concern opinion for our consolidated financial statements due to the substantial doubt about our ability to continue as a going concern.

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

Income Taxes – Income taxes are provided for the tax effects of transactions reported in the consolidated financial statements and consist of taxes currently due plus deferred taxes. Deferred taxes are recognized for differences between the bases of assets and liabilities for financial statement and income tax purposes. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred taxes also are recognized for operating losses and tax credits that are available to offset future taxable income and income taxes.

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109” (FIN 48). This Interpretation provides guidance on recognition, classification and disclosure concerning uncertain tax liabilities. The evaluation of a tax position requires recognition of a tax benefit if it is more likely than not it will be sustained upon examination. America West adopted this Interpretation effective January 1, 2007. The adoption did not have a material impact on our consolidated financial statements.

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

Newly Issued Accounting Pronouncements – In June 2008, the FASB finalized EITF 07-5, "Determining Whether an Instrument (or Embedded Feature) is indexed to an Entity's Own Stock" (“EITF 07-5”).  EITF 07-5 provides guidance on determining whether an instrument (or an embedded feature) is indexed to an entity’s own stock, which would qualify as a scope exception under FASB No. 133. “Accounting for Derivative Instruments and Hedging Activities” (“FAS 133”).  EITF 07-5 is effective for the Company’s fiscal year beginning after December 15, 2008.  The Company adopted EITF 07-5 on January 1, 2009 and as such some of the; Company’s outstanding warrants that were previously classified in equity were reclassified to liabilities as of January 1, 2009 as these warrants contain exercise price reset features and were no longer deemed to be indexed to the Company’s own stock.

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

 We do not issue or invest in financial instruments or their derivatives for trading or speculative purposes.  Our operations are conducted primarily in the United States and are not subject to material foreign currency exchange risk.  Although we have outstanding debt and related interest expense, market risk of interest rate exposure in the United States is currently not material.

ITEM 4T :	CONTROLS AND PROCEDURES

(a)        Evaluation of Disclosure Controls Procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the SEC under the Securities Exchange Act of 1934 (“Exchange Act”), is recorded, processed, summarized, and reported within the time periods specified by the SEC’s rules and forms, and that information is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

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

PART II.

OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

No new updates to the legal proceedings reported in the Form 10-K for the fiscal year ended December 31, 2008.

ITEM 1A.

RISK FACTORS

No new updates to the risk factor disclosure contained in the Form 10-K filed for the fiscal year ended December 31, 2008.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Set forth below is certain information concerning issuances of common stock that were not registered under the Securities Act of 1933 (“Securities Act”) that occurred, but were not reported in the Form 10-K filed with the SEC on April 15, 2009 for the fiscal year ended December 31, 2008, during the first quarter of fiscal 2009 and to date:

During January 2009, we issued 475,000 shares of common stock to consultants for consideration of services rendered to the company.

During March 2009, we issued 525,000 shares of common stock to consultants for consideration of services rendered to the company.

During April 2009, we entered into loan agreements with third parties pursuant to which we borrowed a principal amount of $230,000.  In connection with the loan, we issued the third party lenders 2,310,000 shares of the company’s common stock as additional consideration for such loan.

During April 2009, we issued 375,000 shares of common stock to consultants for consideration of services rendered to the company.

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

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.

OTHER INFORMATION

None

ITEM 6.	EXHIBITS

Exhibits

Exhibit	Description	Location of Exhibit

31.1	Chief Executive Officer Section 302 Certification pursuant to Sarbanes-Oxley Act.	Included with this filing.

31.2	Chief Financial Officer Section 302 Certification pursuant to Sarbanes-Oxley Act.	Included with this filing.

32.1	Chief Executive Officer Section 906 Certification pursuant to Sarbanes-Oxley Act.	Included with this filing.

32.2	Chief Financial Officer Section 906 Certification pursuant to Sarbanes-Oxley Act.	Included with this filing

SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICA WEST RESOURCES, INC.

Dated: May 20, 2009	By:	/s/ Dan R. Baker
Dan R. Baker
Chief Executive Officer

	By:	/s/ John E. Durbin
John E. Durbin
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002