Form 10-Q
period 2009-06-30
AMERICA WEST RESOURCES, INC.
filed 2009-08-14
CIK 867687

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

 X .QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2009

     .TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from           to           .

Commission File Number: 0-19620

AMERICA WEST RESOURCES, INC.

(Exact name of registrant as specified in its charter)

Nevada	84-1152135
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

57 West 200 South, Suite 400

Salt Lake City, Utah 84101

(Address of principal executive offices)

(801) 521-3292

(Registrant's telephone number)

Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  X .  No      ..

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes      . No      ..

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer.	.	Accelerated filer.	.	Non-accelerated filer.	.	Smaller reporting company	X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes      .No  X .

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

The number of shares of common stock issued and outstanding as of August 14, 2009, is 215,357,597.

America West Resources, Inc.

PART I.

FINANCIAL INFORMATION

ITEM 1.

CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

America West Resources, Inc. and Subsidiary

America West Resources, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30,	December 31,
	2009	2008

Assets
Current assets:
Cash and cash equivalents	$105,424	$407,472
Current portion of deferred financing costs	80,840	218,858
Accounts receivable	579,103	10,488
Total current assets	765,367	636,818

Prepaid royalties	1,065,000	565,000
Deposits	180,365	102,245
Deferred financing costs	366,101	-
Property and equipment:
Property and equipment	12,896,773	10,395,196
Land and mineral properties 10,031,330 7,920,390
Less: accumulated depreciation and depletion	(6,517,020)	(5,558,483)
Net property and equipment	16,411,083	12,757,103
Total assets	$18,787,916	$14,061,166

Liabilities and Stockholders’ Equity (Deficit)

Current liabilities:
Accounts payable	$2,118,677	$1,068,802
Accrued expenses	2,247,417	1,028,904
Line of credit	34,103	69,000
Short-term debt – related parties	61,982	1,065,000
Current maturities of long-term debt, net of unamortized
discounts of $82,988 and $105,323, respectively	4,952,355	4,786,459
Derivative liabilities	1,348,091	-
Total current liabilities	10,762,625	8,018,165

Long-term debt, net of unamortized discount of $1,155,005
and $72,127, respectively	6,909,430	7,577,211
Long-term debt - related parties, net of unamortized discount of
$334,055	470,945	-
Asset retirement obligation	197,563	189,999
Total liabilities	18,340,563	15,785,375

Stockholders’ equity (deficit):
Preferred stock, $0.0001 par value; 2,500,000 shares authorized; none issued and outstanding - -
Common stock, $0.0001 par value; 300,000,000 shares authorized;
211,385,957 and 164,750,957 shares issued and outstanding, respectively	21,139	16,476
Additional paid-in capital, net of subscription receivable	15,122,829	12,515,287
Accumulated deficit	(14,696,615)	(14,255,972)
Total stockholders’ equity (deficit)	447,353	(1,724,209)

Total liabilities and stockholders’ equity (deficit)	$18,787,916	$14,061,166

See notes to consolidated financial statements.

America West Resources, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Coal sales	$2,595,403	$1,764,205	$4,385,892	$3,438,805
Machine repair services	130,678	-	167,800	-
Total revenue	2,726,081	1,764,205	4,553,692	3,438,805

Cost of revenue:
Coal production costs	1,828,231	1,591,152	3,379,234	2,946,142
Coal purchases	154,122	-	154,122	-
Machine repair costs	110,724	-	140,051	-
Total cost of revenue	2,093,077	1,591,152	3,673,407	2,946,142

Gross profit	633,004	173,053	880,285	492,663

Operating expenses :
General and administrative	1,450,165	770,625	3,224,948	1,496,295
Loss from operations	(817,161)	(597,572)	(2,344,663)	(1,003,632)

Other income (expenses) :
Change in derivative fair value	751,020	-	2,850,862	-
Interest income	51	-	5,828	-
Interest expense	(451,496)	(121,451)	(802,670)	(244,456)
Other income	-	-	-	-
Other expenses	(150,000)	-	(150,000)	-
Total other income (expenses)	149,575	121,451	1,904,020	(244,456)

Net Loss	$(667,586)	$(719,023)	$(440,643)	$(1,248,088)

Basic and Diluted Loss Per Share	$(0.00)	$(0.00)	$(0.00)	$(0.01)
Basic and Diluted Weighted Shares
Outstanding	183,592,880	103,443,097	175,094,824	100,065,972

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

Six Months Ended

	June 30,
	2009	2008
Cash Flows from Operating Activities:
Net loss	$(440,643)	$(1,248,088)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation and depletion	962,556	715,349
Amortization of debt discounts	114,544	2,172
Amortization of deferred financing costs	151,917	-
Accretion of asset retirement obligation	7,564	7,240
Common stock issued for services	245,250	-
Common stock issued as loan costs	150,000	-
Warrant expense	-	57,417
Option expense	263,540	-
Gain on derivative liabilities	(2,850,862)	-
Changes in current assets and liabilities:
Accounts receivable	(568,615)	(177,069)
Accounts payable	1,049,875	135,427
Accrued liabilities	1,218,513	841,738
Net Cash Provided by Operating Activities	303,639	334,186
Cash Flows from Investing Activities:
Purchase of fixed assets	(2,371,076)	-
Capital expenditures	(2,110,940)	(2,155,992)
Advance royalty payments made	(500,000)	(190,000)
Deposits	(78,120)	(39,990)
Net Cash Used in Investing Activities	(5,060,136)	(2,385,982
Cash Flows from Financing Activities:
Proceeds from issuance of common stock, net of issuance costs	187,616	1,739,450
Cash received for stock issued with debt	150,000	-
Collection of subscription receivable	4,305,610	-
Proceeds from related party debt	1,187,000	250,000
Payments on related party debt	(1,385,000)	-
Proceeds from long term debt	1,495,000	-
Payments on long term debt	(1,070,860)	-
Net borrowings on revolving credit	(34,917)	(244,987)
Payments on debt	(380,000)	-
Net Cash Provided by Financing Activities	4,454,449	1,744,463
Net Decrease in Cash and Cash Equivalents	(302,048)	(307,333)
Cash and Cash Equivalents at Beginning of Period	407,472	505,688
Cash and Cash Equivalents at End of Period	$105,424	$198,355

Supplemental Information
Cash paid for interest	$265,750	$-
Cash paid for income taxes	-	-

Noncash Investing and Financing Activities
Debt issued for property $	134,520	$-
Debt discount from shares issued with debt	1,509,142	107,955
Stock issuance costs accrued	-	19,725

See notes to consolidated financial statements.

America West Resources, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements as of June 30, 2009, have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited consolidated financial statements and notes thereto contained in 2008’s Annual Report filed with the SEC on Form 10-K on April 15, 2009. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the consolidated financial statements which would substantially duplicate the disclosure contained in the audited consolidated financial statements for fiscal 2008 as reported in the Form 10-K on April 15, 2009 have been omitted.

During the six months ended June 30, 2009, America West launched America West Services and America West Marketing, wholly-owned subsidiaries of America West Resources. America West Services provides machine repair services to third parties and to Hidden Splendor Resources. America West Services provides these services using the equipment and repair facility assumed from Mid-State Services as part of the Plan of Reorganization related to the Chapter 11 proceeding of Hidden Splendor Resources and Mid-State Services. America West Marketing purchases coal from third parties and sells coal to Hidden Splendor Resources and third party customers.

Derivatives

In June 2008, the FASB finalized EITF 07-5, " Determining Whether an Instrument (or Embedded Feature) is indexed to an Entity's Own Stock " (“EITF 07-5”). EITF 07-5 provides guidance on determining whether an instrument (or an embedded feature) is indexed to an entity’s own stock, which would qualify as a scope exception under FASB No. 133. “Accounting for Derivative Instruments and Hedging Activities ” (“FAS 133”). EITF 07-5 is effective for the Company’s fiscal year beginning after December 15, 2008. The Company adopted EITF 07-5 on January 1, 2009 and as such some of the; Company’s outstanding warrants that were previously classified in equity were reclassified to liabilities as of January 1, 2009 as these warrants contain exercise price reset features and were no longer deemed to be indexed to the Company’s own stock. See Note 7 for further discussion.

Recent Accounting Pronouncement

Effective this quarter, the Company implemented SFAS No. 165, Subsequent Events (“SFAS 165”). This standard establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. The adoption of SFAS 165 did not impact the Company’s financial position or results of operations. The Company evaluated all events or transactions that occurred after June 30, 2009 up through August 14, 2009, the date the Company issued these financial statements. During this period, the Company did not have any material recognizable subsequent events.

NOTE 2 – GOING CONCERN

As shown in the accompanying consolidated financial statements, America West had a working capital deficit of $9,997,258 and an accumulated deficit of $14,696,615 as of June 30, 2009. Furthermore, its wholly-owned subsidiary, Hidden Splendor, emerged from bankruptcy with a Plan of Reorganization in December 2008. These conditions raise substantial doubt as to America West’s ability to continue as a going concern. Management is attempting to raise additional capital through sales of stock and enhance the operations of Hidden Splendor to achieve cash-positive operations. The consolidated financial statements do not include any adjustments that might be necessary if America West is unable to continue as a going concern.

NOTE 3 – PREPAID ROYALTIES

On July 2, 2008, America West entered into a six-year lease agreement to lease an abandoned coal mine known as the "Columbia” property. The property consists of 5,200 acres in Carbon County, Utah. The lease agreement calls for a 6% royalty to the lessor on all coal sales from the property and monthly prepaid royalty payments totaling approximately $2.2 million to be paid through March 2010. The lease agreement gives America West the exclusive option to purchase the property for a price ranging from $22,000,000 to $33,000,000, depending on the date of the purchase. Should the purchase option not be exercised by America West by March 2010, America West shall be obligated to pay the lessor $945,000 in April 2010 and $25,000 per month as rental payments thereafter until the earlier of the exercise of the purchase option or the end of the lease. As of June 30, 2009, America West had paid $1,065,000 in prepaid royalties associated with the Columbia property.

NOTE 4 – DEBT

On May 27, 2009, America West and its subsidiaries borrowed a total of $2,300,000, consisting of $1,495,000 from third parties and $805,000 from an affiliate of a director of America West. The notes bear interest at the rate of 16% compounded annually, with interest payable monthly commencing in August 2009, and the principal amount due at maturity, on May 27, 2011. The notes are secured by substantially all of the assets of America West Services, primarily consisting of mining equipment and a coal purchase agreement with a third party. America West has guaranteed the notes.

In relation to the financing, America West issued the lenders 41,800,000 shares of the company’s common stock for $150,000 cash and granted the lenders a royalty on the coal produced by Hidden Splendor for $50,000, subject to compliance with Hidden Splendor’s December 8, 2008 Plan of Reorganization. The royalty agreement expires in August 2016. The relative fair value of these shares is $1,483,642 and was recorded as a debt discount. This relative fair value of $1,483,642 along with the value of $150,000 allocated to the shares from the cash received resulted in a total value of $1,633,642 being recorded to additional paid-in capital for the shares. The debt discount is being amortized over the life of the loans using the effective interest rate method. During the six months ended June 30, 2009, $31,285 was amortized and recorded as interest expense.

During the six months ended June 30, 2009, America West repaid $1,070,860 of outstanding third party debt and repaid a net of $34,917 on the line of credit.

In January, America West entered into a promissory note to purchase land for $134,520. It is due August 1, 2009, has monthly installments of $22,420 and bears no interest. See Note 8 for full details.

NOTE 5 – RELATED PARTY TRANSACTIONS

In May 2009, an affiliate of an America West director loaned America West $805,000. In relation to the financing, America West issued the affiliate 14,630,000 shares of America West common stock for $52,500 cash. In addition, the affiliate was granted the right to a $17,500 royalty on coal produced. See Note 4 above regarding the debt and equity financing.

In addition to the aforementioned debt and equity financing, during the six months ended June 30, 2009, certain officers, directors and affiliates of America West advanced America West an aggregate amount of $382,000. During the six months ended June 30, 2009, $320,000 of these loans was repaid to the related parties. The outstanding notes accrue interest at 12% per annum and originally matured on the earlier of (i) May 22, 2009 or (ii) the closing of a $10,000,000 debt or equity financing of America West Resources. On May 22, 2009, the maturity date of these loans was extended to November 22, 2009. America West evaluated the application of EITF 96-19, “Debtor’s Accounting for a Modification or Exchange of Debt Instruments” and concluded that the revised terms constituted a debt modification, rather than a debt extinguishment. As additional consideration, a total of 2,310,000 common shares were also issued to the related party lenders. The relative fair value of these shares is $25,500 and was recorded as a debt discount. The discount was amortized over the original life of the loans using the effective interest method. Therefore, during the six months ended June 30, 2009, the entire discount of $25,500 was amortized and recorded as interest expense. In an event of default, the unpaid principal and accrued interest due under the notes is convertible into common shares at a conversion price equal to $0.02 per share.

In January 2009, America West repaid outstanding related party debt of $1,065,000 in full.

Hidden Splendor ships a portion of its coal utilizing a trucking company owned by America West's chief executive officer. During the six months ended June 30, 2009, Hidden Splendor paid the trucking company a total of $62,462. This is included in coal production costs in the consolidated statements of operations.

NOTE 6 – STOCKHOLDERS’ EQUITY

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

During the six months ended June 30, 2009, America West issued an aggregate of 1,550,000 common shares for services valued at $245,250.

During the six months ended June 30, 2009, two parties related to America West signed personal guarantees for some of America West’s debt. As a result, America West granted these parties an aggregate of 1,500,000 common shares. The shares were valued at $150,000 and expensed as loan costs.

During the six months ended June 30, 2009, America West issued an aggregate of 42,310,000 common shares with debt. See Notes 4 and 5 above for details.

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

On January 1, 2009 America West adopted EITF 07-5, and as a result the 15,000,000 outstanding warrants containing exercise price reset provisions that were previously classified in equity were reclassified to derivative liabilities. As of January 1, 2009, these warrants were no longer deemed to be indexed to America West’s own stock. The fair value of these liabilities as of January 1, 2009 was $4,198,953 and was removed from additional paid-in capital. The fair value of these liabilities as of June 30, 2009 was $1,348,091. The change in fair value of $2,850,862 was recorded as a gain during the six months ended June 30, 2009. The Black Scholes stock option valuation model was used to determine the fair values. The significant assumptions used in the January 1, 2009 valuation were: the exercise price of $0.01; the market value of America West’s common stock on January 1, 2009, $0.28; expected volatility of 287.94%; risk free interest rate of 1.55%; and a remaining contract term of 4.83 years. The significant assumptions used in the June 30, 2009 valuation were: the exercise price of $0.01; the market value of America West’s common stock on June 30, 2009, $0.09; expected volatility of 271.05%; risk free interest rate of 2.09%; and a remaining contract term of 4.34 years. There is no cumulative effect to adjust retained earnings by since these warrants were issued in connection with a investment banking agreement related to capital raise and thus scoped out from FAS 133. The service agreement was fulfilled at the end of 2008 and therefore the derivative liability is first recorded on January 1, 2009.

NOTE 8 – COMMITMENTS & CONTINGENCIES

On January 15, 2009, America West entered into an employment agreement with its chief financial officer. The agreement terminates on December 31, 2010. The employment agreement provides for a base salary of $223,000 per year. In addition, per the agreement, America West granted its chief financial officer an option to purchase 2,000,000 shares of its common stock at an exercise price of $0.01 per share. The option vests at a rate of 400,000 shares per each calendar quarter-end with full vesting being completed on March 31, 2010 and expire on January 30, 2019. The fair value of the options was determined to be $377,031 using the Black-Scholes option pricing model. The significant assumptions used in the valuation were: the exercise prices noted above; the market value of America West’s common stock on January 15, 2009, $0.19; expected volatilities between 231% and 252%; risk free interest rate of 1.01%; and expected terms between 2.6 and 3.1 years. During the six months ended June 30, 2009, $263,540 of this fair value was expensed. The remaining $113,491 will be expensed over the remaining vesting period of the options.

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

In January 2009, America West entered into a six-month agreement, engaging a consultant for total cash compensation of $36,000 over the six-month period. In addition, pursuant to the agreement, America West issued the consultant 300,000 common shares during January 2009.

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

Occasionally, Hidden Splendor is issued citations by the Mine Safety and Health Administration in connection with regular inspections of the Horizon Mine. At times, Hidden Splendor challenges citations, resulting in reductions to proposed penalties or administrative adjudications with no penalties. As of June 30, 2009, Hidden Splendor has eighteen administrative actions pending which total approximately $652,792 of penalties assessed over the past two years.

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

Company Obligations under the Plan . Under the Plan, America West must pay all of Hidden Splendor’s post-petition liabilities that Hidden Splendor cannot pay, in the ordinary course of business, in an amount not to exceed $1,560,000. Additionally, per the Plan, America West made capital expenditures in connection with the operations of the Horizon Mine, making available over $2,000,000 in new equipment within 180 days of the effective date of the Plan.

Default under the Plan . In the event Hidden Splendor (i) fails to pay fully any payments when due, or (ii) fails to comply with any provision of the Plan, then (A) 100% (reduced only by the amounts actually paid and received by creditors) of all allowed claims of general unsecured creditors shall be immediately due and accelerated and (B) Hidden Splendor must immediately list its assets for sale.

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

Results of Operations for the Six Months Ended June 30, 2009 Compared to June 30, 2008

Material changes in financial statement line items

The following table presents a pro forma combined statement of operations data for each of the periods indicated and presents the percentage of change in each line item from one period to the next.

	Six Months Ended June 30, 2009	Six Months Ended June 30, 2008	Percentage Increase (Decrease)

Coal sales	$4,385,892	$3,438,805	28%
Machine repair services	167,800	-	-
Total revenue	4,553,692	3,438,805	32%

Coal production costs	3,379,234	2,946,142	15%
Coal purchases	154,122	-	-
Machine repair costs	140,051	-	-
Total cost of revenue	3,673,407	2,946,142	25%

Gross margin	880,285	492,663	79%

Operating expenses :
General and administrative expenses	3,224,948	1,496,295	116%

Loss from operations	(2,344,663)	(1,003,632)	(134%)

Other income (expenses):
Interest income	5,828	-	-
Interest (expense)	(802,670)	(244,456)	(228%)
Other Expenses	(150,000)	-	-
Change in derivative fair value	2,850,862	-	-
Other income	-	-	-
Total other income (expense), net	1,904,020	(244,456)	878%

Net Loss	$(440,643)	$(1,248,088)	65%

We had revenue from continuing operations for the six months ended June 30, 2009 of $4,385,892, a 28% increase from revenues of $3,438,805 for the same six month period in 2008. All revenue was from coal sales from our Horizon coal mine operations by our wholly-owned subsidiary, Hidden Splendor Resources, Inc. The increase was attributable to 1) increased production for the first six months of 2009 compared to 2008, and 2) an average higher sales price per ton of coal for the six months of 2009. Increased production in 2009 was due to 1) the Company opening a second section of the Horizon for production, 2) enhanced equipment, 3) and better mining conditions.

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

Our production costs during the six months ended June 30, 2009 were $ 3,379,234, compared to $ 2,946,142 reported for the six months ended June 30, 2008. This increase of 15% is attributed to greater production efficiencies in 2009, resulting from operational enhancements implemented during the first quarter of this year.

Gross profit increased 79% from 2008 to 2009, primarily due to increased revenue and a decline in related production costs for the reasons noted above.

General and administrative expenses for the six months ended June 30, 2009 totaled $3,224,948, an increase of 116% over general and administrative expenses of $ 1,496,295 in the prior year’s comparable six month period. The increase is primarily attributed to 1) the legal and accounting costs incurred in 2008 associated with being a publicly traded company, and 2) the administrative costs related to the bankruptcy of the Hidden Splendor subsidiary.

Loss from operations increased 134% due to increased general and administrative expenses.

Total other income increased 878% in the first six months of 2009 to other income of $1,904,020 from other expenses of $244,456 reported for the six months ended June 30, 2008. The increase was due to recording of a derivative and the change in the fair value for the six months ended June 30, 2009.

For the reasons noted above, our net loss for the six months ended June 30, 2009 decreased 65% to $ 440,643, compared to $1,248,088 for the six months ended June 30, 2008.

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

Revenue Recognition – Hidden Splendor’s revenues are generated under sales contracts with three coal customers. The terms of the contract are “FOB the mine” or “FOB the railcar”. Revenues from coal sales are recognized when the coal is loaded onto the delivery truck or railcar contracted by the customers. In addition, the customer may apply a penalty against invoices relating to deviations in delivered coal quality per the contract terms. Variances between estimated revenue and actual payment are recorded in the month the payment is received; however, differences have been minimal.

Basic and Diluted Loss per Share – Basic and diluted loss per share is calculated by dividing net loss by the weighted-average number of shares of common stock outstanding during the year.

Newly Issued Accounting Pronouncements – In June 2008, the FASB finalized EITF 07-5, " Determining Whether an Instrument (or Embedded Feature) is indexed to an Entity's Own Stock " (“EITF 07-5”). EITF 07-5 provides guidance on determining whether an instrument (or an embedded feature) is indexed to an entity’s own stock, which would qualify as a scope exception under FASB No. 133. “ Accounting for Derivative Instruments and Hedging Activities ” (“FAS 133”). EITF 07-5 is effective for the Company’s fiscal year beginning after December 15, 2008. The Company adopted EITF 07-5 on January 1, 2009 and as such some of the; Company’s outstanding warrants that were previously classified in equity were reclassified to liabilities as of January 1, 2009 as these warrants contain exercise price reset features and were no longer deemed to be indexed to the Company’s own stock. Effective this quarter, the Company implemented SFAS No. 165, Subsequent Events (“SFAS 165”). This standard establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. The adoption of SFAS 165 did not impact the Company’s financial position or results of operations.

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

3)

There are inadequate controls to ensure that subjective analyses (e.g. impairment analysis of assets) are prepared and reviewed by appropriate personnel.

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

PART II.

OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

There have been no material changes in the status of legal proceedings previously reported in the Company’s 2008 Annual Report on Form 10-K.

ITEM 1A.

RISK FACTORS

The risk factors below supplement and should be read in conjunction with “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

We have granted certain lenders a security interest in substantially all of our assets and our subsidiaries’ assets, and if we default under the applicable loan documents, the lenders may foreclose on our assets and the assets of our subsidiaries.

We have secured amounts owing to certain lenders with substantially all of our and our subsidiaries’ assets. If we default under the terms of the applicable loan documents, the lenders have the right to accelerate the indebtedness and foreclose upon and sell substantially all of our and our subsidiaries’ assets to repay the indebtedness, which would have a material adverse effect on our business.

Our debt instruments may adversely affect our ability to run our business.

Our substantial amount of debt and the debt of our subsidiaries, as well as the guarantees of our subsidiaries and the security interests in our assets and those of our subsidiaries, could impair our ability to operate our business effectively and may limit our ability to take advantage of business opportunities. For example, our indebtedness may:

?

limit our ability to borrow additional funds or to obtain other financing in the future for working capital, capital expenditures, acquisitions, investments and general corporate purposes;

?

limit our ability to dispose of our assets, create liens on our assets or to extend credit;

?

make us more vulnerable to economic downturns and reduce our flexibility in responding to changing business and economic conditions;

?

limit our flexibility in planning for, or reacting to, changes in our business or industry;

?

place us at a competitive disadvantage to our competitors with less debt; and restrict our ability to merge or consolidate with another entity.

If compliance with our debt obligations materially hinders our ability to operate our business and adapt to changing industry conditions, our operating results may suffer.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Set forth below is certain information concerning issuances of common stock that were not registered under the Securities Act of 1933 (“Securities Act”) that occurred, but were not reported in the Form 10-K filed with the SEC on April 15, 2009 for the fiscal year ended December 31, 2008, during the second quarter of fiscal 2009 and to date:

During April 2009, we issued 175,000 shares of common stock to consultants for consideration of services rendered to the Company.

In May 2009, we entered into loan agreements with third parties pursuant to which we borrowed a principal amount of $2,300,000. In connection with the loan, we issued the third party lenders 41,800,000 shares of the company’s common stock for an aggregate cash consideration of $150,000. A commission of $125,000 was paid to Riverstone Wealth Management and a commission of $200,000 was paid to John Thomas Financial Inc. in connection with the loan and the sale of the shares.

During May 2009, we issued 175,000 shares of common stock to consultants for consideration of services rendered to the Company.

In June 2009, we issued to George Jarkesy, a director of the Company, and John Thomas Bridge and Opportunity Fund, L.P., an affiliate of Mr. Jarkesy (“JTBOF”), an aggregate of 1,500,000 shares of the Company’s common stock. The shares were issued as consideration for the making of a personal guarantee by Mr. Jarkesy and the issuance of a standby letter of credit by JTBOF, each on behalf of America West Marketing, Inc., a subsidiary of the Company, in connection with agreements for the purchase of coal by America West Marketing, Inc. from a third party.

During June 2009, we issued 175,000 shares of common stock to consultants for consideration of services rendered to the Company.

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

DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.

OTHER INFORMATION

None

ITEM 6.

EXHIBITS

Exhibits

Exhibit	Description	Location of Exhibit

31.1	Chief Executive Officer Section 302 Certification pursuant to Sarbanes-Oxley Act.	Included with this filing.

31.2	Chief Financial Officer Section 302 Certification pursuant to Sarbanes-Oxley Act.	Included with this filing.

32.1	Chief Executive Officer Section 906 Certification pursuant to Sarbanes-Oxley Act.	Included with this filing.

32.2	Chief Financial Officer Section 906 Certification pursuant to Sarbanes-Oxley Act.	Included with this filing

SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICA WEST RESOURCES, INC.

Dated: August 14, 2009	By:	/s/ Dan R. Baker
Dan R. Baker
Chief Executive Officer

	By:	/s/ John E. Durbin
John E. Durbin
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002