Form 10-Q
period 2009-09-30
AMERICA WEST RESOURCES, INC.
filed 2009-11-23
CIK 867687

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

 X . QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2009

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes     . No     . .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer .	.	Accelerated filer	.	Non-accelerated filer	.	Smaller reporting company	X

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

The number of shares of common stock issued and outstanding as of November 23, 2009, is 229,817,280.

America West Resources, Inc.

PART I.   FINANCIAL INFORMATION

ITEM 1.   CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

America West Resources, Inc. and Subsidiary

America West Resources, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
	2009	2008
Assets
Current assets:
Cash and cash equivalents	$25,610	$407,472
Accounts receivable	54,000	10,488
Inventory	292,013	-
Current portion of deferred financing costs	7,703	218,858
Total current assets	379,326	636,818

Prepaid royalties	1,275,000	565,000
Deposits	180,365	102,245
Deferred financing costs	327,192	-
Property and equipment:
Property and equipment	12,881,905	10,395,196
Land and mineral properties	11,440,573	7,920,390
Less: accumulated depreciation and depletion	(6,962,272)	(5,558,483)
Net property and equipment	17,360,206	12,757,103
Total assets	$19,522,089	$14,061,166

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$2,875,561	$1,068,802
Accrued expenses	2,594,073	1,028,904
Line of credit	34,500	69,000
Short-term debt – related parties	62,000	1,065,000
Current maturities of long-term debt, net of unamortized
discounts of $71,345 and $105,323, respectively	4,980,988	4,786,459
Derivative liabilities	3,968,431	-
Total current liabilities	14,515,553	8,018,165

Long-term debt, net of unamortized discount of $907,732
and $72,127, respectively	6,607,894	7,577,211
Long-term debt - related parties, net of unamortized discount of
$476,316	328,684	-
Asset retirement obligation	201,345	189,999
Total liabilities	21,653,476	15,785,375

Stockholders’ deficit:
Preferred stock, $0.0001 par value; 2,500,000 shares authorized; none
issued and outstanding	-	-
Common stock, $0.0001 par value; 300,000,000 shares authorized;
216,457,597 and 164,750,957 shares issued and outstanding, respectively	21,647	16,476
Additional paid-in capital, net of subscription receivable	11,936,572	12,515,287
Accumulated deficit	(14,089,606)	(14,255,972)
Total stockholders’ deficit	(2,131,387)	(1,724,209)
Total liabilities and stockholders’ deficit	$19,522,089	$14,061,166

See notes to consolidated financial statements.

America West Resources, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Coal sales	$4,355,707	$2,215,607	$8,741,599	$5,654,412
Machine repair services	14,718	-	84,140	-
Total revenue	4,370,425	2,215,607	8,825,739	5,654,412

Cost of revenue:
Coal production costs	1,546,637	1,537,549	4,650,121	4,483,691
Coal purchases	1,710,236	-	2,096,129	-
Machine repair costs	7,457	-	55,433	-
Total cost of revenue	3,264,330	1,537,549	6,801,683	4,483,691

Gross profit	1,106,095	678,058	2,024,056	1,170,721

Operating expenses:
General and administrative	1,052,743	1,655,714	4,315,367	3,152,009
Income (loss) from operations	53,352	(977,656)	(2,291,311)	(1,981,288)

Other income (expenses):
Change in derivative fair value	(1,411,583)	-	3,989,418	-
Loss on the sale of fixed assets	(15,856)	-	(15,856)	-
Interest income	21	-	5,849	-
Interest expense	(569,064)	(180,320)	(1,371,734)	(424,776)
Other expenses	-	-	(150,000)	-
Total other income (expenses)	(1,996,482)	(180,320)	2,457,677	(424,776)

Net Income (Loss)	$(1,943,130)	$(1,157,976)	$166,366	$(2,406,064)

Basic and Diluted Income (Loss) Per Share	$(0.01)	$(0.01)	$0.00	$(0.02)
Weighted Average Shares Outstanding
Basic	214,755,990	109,115,363	199,596,858	103,104,454
Dilutive	214,755,990	109,115,363	217,906,858	103,104,454

See notes to consolidated financial statements.

America West Resources, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 30,
	2009	2008
Cash Flows from Operating Activities:
Net income (loss)	$166,366	$(2,406,064)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and depletion	1,406,308	1,139,755
Amortization of debt discounts	231,198	78,385
Amortization of deferred financing costs	263,963	-
Accretion of asset retirement obligation	11,346	8,447
Common stock issued for services	753,221	-
Common stock issued as loan costs	150,000	-
Warrant expense	-	107,644
Option expense	328,716	640,482
Gain on derivative liabilities	(3,989,418)	-
Changes in current assets and liabilities:
Accounts receivable	(43,512)	(76,746)
Inventory	(292,013)
Accounts payable	1,806,759	213,804
Accrued liabilities	1,565,169	1,365,720
Net Cash Provided by Operating Activities	2,358,103	1,071,427

Cash Flows from Investing Activities:
Purchase of fixed assets	(2,354,708)	-
Capital expenditures	(3,520,183)	(3,612,252)
Advance royalty payments made	(710,000)	(240,000)
Deposits	(78,120)	(40,020)
Net Cash Used in Investing Activities	(6,663,011)	(3,892,272)

Cash Flows from Financing Activities:
Proceeds from issuance of common stock, net of issuance costs	187,616	2,155,175
Cash received for stock issued with debt	150,000	-
Collection of subscription receivable	4,305,610	-
Proceeds from related party debt	1,212,000	640,000
Payments on related party debt	(1,410,000)	-
Proceeds from long term debt	1,495,000	-
Payments on long term debt	(1,602,263)	-
Net borrowings on revolving credit	(34,917)	(411,635)
Cash paid for financing costs	(380,000)	-
Net Cash Provided by Financing Activities	3,923,046	2,383,540

Net Decrease in Cash and Cash Equivalents	(381,862)	(437,305)
Cash and Cash Equivalents at Beginning of Period	407,472	505,688
Cash and Cash Equivalents at End of Period	$25,610	$68,383

Supplemental Information:
Cash paid for interest	$668,924	$-
Cash paid for income taxes	-	-

Noncash Investing and Financing Activities:
Debt issued for property	$134,520	$-
Derivative liability	7,957,849	-
Debt discount from shares issued with debt	1,509,142	506,667
Stock issuance costs accrued	-	7,500

See notes to consolidated financial statements.

America West Resources, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements as of September 30, 2009, have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited consolidated financial statements and notes thereto contained in 2008’s Annual Report filed with the SEC on Form 10-K on April 15, 2009. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the consolidated financial statements which would substantially duplicate the disclosure contained in the audited consolidated financial statements for fiscal 2008 as reported in the Form 10-K on April 15, 2009 have been omitted.

During the nine months ended September 30, 2009, America West launched America West Services and America West Marketing, wholly-owned subsidiaries of America West Resources. America West Services provides machine repair services to third parties and to Hidden Splendor Resources. America West Services provides these services using the equipment and repair facility assumed from Mid-State Services as part of the Plan of Reorganization related to the Chapter 11 proceeding of Hidden Splendor Resources and Mid-State Services. America West Marketing purchases coal from third parties and sells coal to Hidden Splendor Resources and third party customers.

Derivatives

In June 2008, the FASB finalized FASB ASC 815-15. FASB ASC 815-15 provides guidance on determining whether an instrument (or an embedded feature) is indexed to an entity’s own stock. FASB ASC 815-15 is effective for the Company’s fiscal year beginning after December 15, 2008. The Company adopted FASB ASC 815-15  on January 1, 2009 and as such some of the Company’s outstanding warrants that were previously classified in equity were reclassified to liabilities as of January 1, 2009 as these warrants contain exercise price reset features and were no longer deemed to be indexed to the Company’s own stock. See Note 7 for further discussion.

Recent Accounting Pronouncements

In July 2009, the Financial Accounting Standards Board (“FASB”) issued new guidance relating to the “FASB Accounting Standards Codification” at FASB ASC 105, as the single source of authoritative nongovernmental U.S. generally accepted accounting principles (GAAP). The codification is effective for interim periods ending after September 15, 2009. All existing accounting standards are superseded as described in FASB ASC 105. All other accounting literature not included in the Codification is nonauthoritative. The adoption of FASB ASC 105 did not impact the Company’s results of operations, financial position or cash flows.

Effective last quarter, the Company implemented FASB ASC 855. This standard establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. The adoption of FASB ASC 855 did not impact the Company’s financial position or results of operations. The Company evaluated all events or transactions that occurred after September 30, 2009 up through November 23, 2009, the date the Company issued these financial statements. See Note 10 for full details.

Reclassification

Certain 2008 amounts have been reclassified to conform to 2009 presentation.

Correction of Error and Restatement of Prior Periods

In the third quarter of fiscal 2009, we identified 13,532,183 outstanding common stock warrants which were not recorded as derivative liabilities and marked to market as required during the three and six months ended March 31 and June 30, 2009. The Company has determined that these amounts are qualitatively immaterial to each of the time periods affected and, therefore, the Company is not required to amend its previously filed quarterly reports. However, if these adjustments were recorded for the three months ended September 30, 2009, the Company believes the impact could be material to this period. Therefore, the Company plans to adjust its previously reported balance sheets and statements of operations and cash flows for these warrants. The three and six months ended March 31 and June 30, 2009 will be restated in accordance with SAB 108 upon the next filing of our quarterly consolidated financial statements for the three and six months ended March 31 and June 30, 2010. See Note 9 for the impact of these adjustments.

NOTE 2 – GOING CONCERN

As shown in the accompanying consolidated financial statements, America West had a working capital deficit of $14,136,227 and an accumulated deficit of $14,089,606 as of September 30, 2009. Furthermore, its wholly-owned subsidiary, Hidden Splendor, emerged from bankruptcy with a Plan of Reorganization in December 2008. These conditions raise substantial doubt as to America West’s ability to continue as a going concern. Management is attempting to raise additional capital through sales of stock and enhance the operations of Hidden Splendor to achieve cash-positive operations. The consolidated financial statements do not include any adjustments that might be necessary if America West is unable to continue as a going concern.

NOTE 3 – PREPAID ROYALTIES

On July 2, 2008, America West entered into a six-year lease agreement to lease an abandoned coal mine known as the "Columbia” property. The property consists of 5,200 acres in Carbon County, Utah. The lease agreement calls for a 6% royalty to the lessor on all coal sales from the property and monthly prepaid royalty payments totaling approximately $2.2 million to be paid through March 2010. The lease agreement gives America West the exclusive option to purchase the property for a price ranging from $22,000,000 to $33,000,000, depending on the date of the purchase. Should the purchase option not be exercised by America West by March 2010, America West shall be obligated to pay the lessor $945,000 in April 2010 and $25,000 per month as rental payments thereafter until the earlier of the exercise of the purchase option or the end of the lease. As of September 30, 2009, America West had paid $1,275,000 in prepaid royalties associated with the Columbia property.

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

In relation to the financing, America West issued the lenders 41,800,000 shares of the company’s common stock for $150,000 cash and granted the lenders a royalty on the coal produced by Hidden Splendor for $50,000, subject to compliance with Hidden Splendor’s December 8, 2008 Plan of Reorganization. The royalty agreement expires in August 2016. The relative fair value of these shares is $1,483,642 and was recorded as a debt discount. This relative fair value of $1,483,642 along with the value of $150,000 allocated to the shares from the cash received resulted in a total value of $1,633,642 being recorded to additional paid-in capital for the shares. The debt discount is being amortized over the life of the loans using the effective interest rate method. During the nine months ended September 30, 2009, $122,741 was amortized and recorded as interest expense.

During the nine months ended September 30, 2009, America West repaid $1,602,263 of outstanding third party debt and repaid a net of $34,917 on the line of credit.

In January, America West entered into a promissory note to purchase land for $134,520. It is due August 1, 2009, has monthly installments of $22,420 and bears no interest. See Note 8 for full details.

One of America West’s outstanding loans from 2008 does not have a stated interest rate. Interest was imputed on the loan during 2008 at an annual rate of 7% resulting in a discount being recorded of $180,452. During the nine months ended September 30, 2009, $82,958 of amortization of this discount was recorded.

NOTE 5 – RELATED PARTY TRANSACTIONS

In May 2009, an affiliate of an America West director loaned America West $805,000. In relation to the financing, America West issued the affiliate 14,630,000 shares of America West common stock for $52,500 cash. In addition, the affiliate was granted the right to a $17,500 royalty on coal produced. See Note 4 above regarding the debt and equity financing.

In addition to the aforementioned debt and equity financing, during the nine months ended September 30, 2009, certain officers, directors and affiliates of America West advanced America West an aggregate amount of $407,000. During the nine months ended September 30, 2009, $345,000 of these loans was repaid to the related parties. The outstanding notes accrue interest at 12% per annum and originally matured on the earlier of (i) May 22, 2009 or (ii) the closing of a $10,000,000 debt or equity financing of America West Resources. On May 22, 2009, the maturity date of these loans was extended to November 22, 2009. America West evaluated the application of FASB ASC 470-50 and concluded that the revised terms constituted a debt modification, rather than a debt extinguishment. As additional consideration, a total of 510,000 common shares were also issued to the related party lenders. The relative fair value of these shares is $25,500 and was recorded as a debt discount. The discount was amortized over the original life of the loans using the effective interest method. Therefore, during the nine months ended September 30, 2009, the entire discount of $25,500 was amortized and recorded as interest expense. In an event of default, the unpaid principal and accrued interest due under the notes is convertible into common shares at a conversion price equal to $0.02 per share.

In January 2009, America West repaid outstanding related party debt of $1,065,000 in full.

Hidden Splendor ships a portion of its coal utilizing a trucking company owned by America West's chief executive officer. During the nine months ended September 30, 2009, Hidden Splendor paid the trucking company a total of $77,462. This is included in coal production costs in the consolidated statements of operations.

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

On January 15, 2009, America West entered into an employment agreement with its chief financial officer. The agreement terminates on December 31, 2010. Pursuant to the terms of the agreement, America West granted its chief financial officer options to purchase 2,000,000 shares of its common stock at an exercise price of $0.01 per share. The options vest at a rate of 400,000 shares per each calendar quarter-end with full vesting being completed on March 31, 2010 and an expiration on January 30, 2019. The grant date fair value of the options was determined to be $377,031 using the Black-Scholes stock option valuation model. The significant assumptions used in the valuation were: the exercise price noted above; the market value of America West’s common stock on January 15, 2009, $0.19; expected volatilities between 231.02% and 251.56%; risk free interest rate of 1.01%; and expected terms between 2.6 and 3.1 years. During the nine months ended September 30, 2009, $326,017 of this fair value was expensed. This chief financial officer resigned on  October 1, 2009. In accordance with the terms of the option agreement, 800,000 of the options were forfeited and the remaining $51,014 fair value will not be expensed.

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

During the nine months ended September 30, 2009, America West issued an aggregate of 6,621,640 common shares for services valued at $753,221.

During the nine months ended September 30, 2009, two parties related to America West signed personal guarantees for some of America West’s debt. As a result, America West granted these parties an aggregate of 1,500,000 common shares. The shares were valued at $150,000 and expensed as loan costs.

During the nine months ended September 30, 2009, America West issued an aggregate of 42,310,000 common shares with debt. See Notes 4 and 5 above for details.

On September 22, 2009, America West granted employees options to purchase an aggregate 1,310,000 common shares at an exercise price of $0.10.  The options vest 100% on September 22, 2010 and have a term of the earlier of 1) 3 years from the vesting date, or 2) six months upon the employee’s termination.  The fair value of the options was determined to be $123,129 using the Black-Scholes stock option valuation model. The significant assumptions used in the valuation were: the exercise price noted above; the market value of America West’s common stock on September 22, 2009, $0.099; expected volatility of 246.69%; risk free interest rate of 1.28%; and an expected term of 2.5 years. During the nine months ended September 30, 2009, $2,699 of this fair value was expensed and the remaining $120,430 will be expensed over the remaining vesting period of the options.

A summary of option transactions for the nine months ended September 30, 2009 is as follows:

	September 30, 2009
		Wtd. Avg.
		Exercise
	Options	Price
Outstanding at December 31, 2008	4,237,500	$0.44
Granted	3,310,000	$0.05
Exercised	-	$-
Forfeited	-	$-
Expired	-	$-
Outstanding at September 30, 2009	7,547,500	$0.27
Exercisable at September 30, 2009	4,025,000	$0.31

At September 30, 2009, the range of exercise prices and the weighted average remaining contractual life of the options outstanding were $0.01 to $0.45 and 3.94 years, respectively. The intrinsic value of the options outstanding at September 30, 2009 was $312,400.

A summary of warrant transactions for the nine months ended September 30, 2009 is as follows:

	September 30, 2009
		Wtd. Avg.
		Exercise
	Warrants	Price
Outstanding at December 31, 2008	28,794,683	$0.15
Granted	637,500	$0.30
Exercised	-	$-
Forfeited	-	$-
Expired	500,000	$0.33
Outstanding at September 30, 2009	28,932,183	$0.15
Exercisable at September 30, 2009	28,932,183	$0.15

At September 30, 2009, the range of exercise prices and the weighted average remaining contractual life of the warrants outstanding were $0.01 to $0.45 and 4.11 years, respectively. The intrinsic value of the warrants outstanding at September 30, 2009 was $1,950,000.

NOTE 7 – DERIVATIVES

On January 1, 2009 America West adopted FASB ASC 815-15, and as a result an aggregate 27,894,683 outstanding warrants containing exercise price reset provisions that were previously classified in equity were reclassified to derivative liabilities. In addition, the 637,500 warrants granted on January 9, 2009 contain the same reset provision and were recorded as derivative liabilities. As of January 1, 2009, these warrants were no longer deemed to be indexed to America West’s own stock. The fair value of these liabilities as of January 1, 2009 and January 9, 2009 totaled $7,957,849 and was removed from additional paid-in capital. The fair value of these liabilities as of September 30, 2009 totaled $3,968,431. The change in fair value of $3,989,418 was recorded as a gain during the nine months ended September 30, 2009. The Black Scholes stock option valuation model was used to determine the fair values. The significant assumptions used in the January 1, 2009 and January 9, 2009 valuations were: the exercise prices of $0.01 and $0.30; the market value of America West’s common stock on January 1, 2009 and January 9, 2009, $0.28 and $0.24; expected volatilities between 287.92% and 289.17%; risk free interest rates between 1.51% and 1.55%; and remaining contract terms between 4.83and 5.00 years. The significant assumptions used in the September 30, 2009 valuation were: the exercise prices of $0.01 and $0.30; the market value of America West’s common stock on September 30, 2009, $0.14; expected volatilities between 253.09% and 257.45%; risk free interest rate of 1.88%; and remaining contract terms between 4.09 and 4.28 years. There is no cumulative effect to adjust retained earnings due to 15,000,000 of these warrants being issued in connection with an investment banking agreement related to capital raise and thus scoped out from FASB ASC 815-15. The service agreement was fulfilled at the end of 2008 and therefore the derivative liability is first recorded on January 1, 2009. The other 12,894,683 warrants granted prior to January 1, 2009 were granted on December 31, 2008. The change in the fair value of these warrants between December 31, 2008 and January 1, 2009 was negligible.

NOTE 8 – COMMITMENTS & CONTINGENCIES

On January 20, 2009, America West entered into an agreement to acquire the rights to a lease of approximately 35 acres of federal real estate property known as the “Consumers Road Property” in Carbon County, Utah. The property is controlled by the Bureau of Land Management and includes three buildings that may be used by America West for mine equipment storage and maintenance, training, and office space. In addition, as part of the agreement, America West acquired interest in approximately 40 acres of real estate known as the “South 40 Parcel” in Carbon County. The total purchase price of the acquired assets was $224,197. Per the agreement, America West paid $89,677 as a down payment in January 2009 and entered into a non-interest bearing note to pay the seller a total of $134,520, payable in six monthly installments of $22,420 with the last payment to be made on August 1, 2009.   As of September 30, 2009, America West had paid total of $8,000 on the note and the loan was in default.

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

Occasionally, Hidden Splendor is issued citations by the Mine Safety and Health Administration in connection with regular inspections of the Horizon Mine. At times, Hidden Splendor challenges citations, resulting in reductions to proposed penalties or administrative adjudications with no penalties. As of September 30, 2009, Hidden Splendor has challenges pending in several administrative actions. Such actions cover a total of approximately $537,551 of proposed, assessed penalties.  Management is uncertain as to how much, if any, of these citations Hidden Splendor will be responsible for.

NOTE 9 – ADJUSTMENTS TO PRIOR PERIODS

In the third quarter of fiscal 2009, we identified 13,532,183 outstanding common stock warrants which were not recorded as derivative liabilities and marked to market as required during the three and six months ended March 31 and June 30, 2009. See Note 7 for details of these warrants. The three and six months ended March 31 and June 30, 2009 will be restated upon the next filing of our quarterly consolidated financial statements for the three and six months ended March 31 and June 30, 2010. The impact of these adjustments is as follows:

As of March 31, 2009 and for the three months then ended:

The grant date fair value of these warrants was determined to be $3,758,896. This is required to be removed from additional paid-in capital and recorded as a derivative liability. The March 31, 2009 fair value of these warrants was determined to be $1,884,419. The change in the fair value of these warrants from their grant date through March 31, 2009 is required to be recorded as other income or expense. The adjustments to correct the above resulted in a reduction to the previously reported additional paid-in capital at March 31, 2009 of $3,758,896 and an increase to the previously reported derivative liability at March 31, 2009 of $1,884,419. The previously reported gain on derivative liabilities for the three months ended March 31, 2009 was increased by $1,874,477.

A summary of the balance sheet impact of the adjustments as of March 31, 2009 is as follows:

	March 31, 2009
	As Reported	Adjustments	As Restated
Current liabilities
Derivative liabilities	$2,099,111	$1,884,419	$3,983,530
Total current liabilities	9,625,807	1,884,419	11,510,226
Total liabilities	16,873,379	1,884,419	18,757,798

Stockholders' deficit
Additional paid-in capital	13,160,734	(3,758,896)	9,401,838
Accumulated deficit	(14,029,029)	1,874,477	(12,154,552)
Total stockholders' deficit	(851,589)	3,587,597	2,736,008

Total liabilities and stockholders' deficit	$16,021,790	$-	$16,021,790

A summary of the statement of operations impact of the adjustments for the three months ended March 31, 2009 is as follows:

	Three Months Ended March 31, 2009
	As Reported	Adjustments	As Restated
Other income (expenses):
Gain on derivative liabilities	$2,099,842	$1,874,477	$3,974,319
Total other income (expenses)	1,754,445	1,874,477	3,628,922
Net income	$226,943	$1,874,477	$2,101,420

Basic and diluted net income per share	$0.00	$0.01	$0.01
Basic and diluted weighted average shares outstanding	166,527,901	-	166,527,901

As of June 30, 2009 and for the three and six months then ended:

The grant date fair value of these warrants was determined to be $3,758,896. This is required to be removed from additional paid-in capital and recorded as a derivative liability. The June 30, 2009 fair value of these warrants was determined to be $1,208,757. The change in the fair value of these warrants from their grant date through June 30, 2009 is required to be recorded as other income or expense. The adjustments to correct the above resulted in a reduction to the previously reported additional paid-in capital at June 30, 2009 of $3,758,896 and an increase to the previously reported derivative liability at June 30, 2009 of $1,208,757. The previously reported gain on derivative liabilities for the three and six months ended June 30, 2009 was increased by $675,662 and $2,550,139, respectively.

A summary of the balance sheet impact of the adjustments as of June 30, 2009 is as follows:

June 30, 2009
	As Reported	Adjustments	As Restated
Current liabilities
Derivative liabilities	$1,348,091	$1,208,757	$2,556,848
Total current liabilities	10,762,625	1,208,757	11,971,382
Total liabilities	18,340,563	1,208,757	19,549,320

Stockholders' deficit
Additional paid-in capital	15,122,829	(3,758,896)	11,363,933
Accumulated deficit	(14,696,615)	2,550,139	(12,146,476)
Total stockholders' deficit	447,353	314,051	761,404

Total liabilities and stockholders' deficit	$18,787,916	$-	$18,787,916

A summary of the statement of operations impact of the adjustments for the three months ended June 30, 2009 is as follows:

	Three Months Ended June 30, 2009
	As Reported	Adjustments	As Restated
Other income (expenses):
Gain on derivative liabilities	$751,020	$675,662	$1,426,682
Total other income (expenses)	149,575	675,662	825,237
Net income (loss)	$(667,586)	$675,662	$8,076

Basic and diluted net income (loss) per share	$(0.00)	$0.00	$0.00
Basic and diluted weighted average shares outstanding	183,592,880	-	183,592,880

A summary of the statement of operations impact of the adjustments for the six months ended June 30, 2009 is as follows:

	Six Months Ended June 30, 2009
	As Reported	Adjustments	As Restated
Other income (expenses):
Gain on derivative liabilities	$2,850,862	$2,550,139	$5,401,001
Total other income (expenses)	1,904,020	2,550,139	4,454,159
Net income (loss)	$(440,643)	$2,550,139	$2,109,496

Basic and diluted net income (loss) per share	$(0.00)	$0.01	$0.01
Basic and diluted weighted average shares outstanding	175,094,824	-	175,094,824

NOTE 10 – SUBSEQUENT EVENTS

In October 2009, America West issued 400,000 shares of common stock to a third party in settlement of outstanding amounts due for services received.

In October 2009, America West extended a $2.8 million loan from a third party that matured in October 2009.   Per the loan extension terms, the loan principal was increased to $3.2 million, representing the accrued and unpaid interest through October 2009.   The extended note bears interest at 17% per annum and matures on April 9, 2011.   The note is due to be repaid in one installment of $500,000 on October 9, 2010, and the remaining principal and interest is due upon maturity.   In addition, per the loan extension terms, America West issued 5,000,000 shares of common stock to the lender for $100,000 cash.  In addition, America West granted the lender a royalty of $1 per ton of coal sold by America West for the 24 months period of August 2016 through August 2018.   In addition, America West agreed to issue the lender a warrant to purchase 2,000,000 shares of America West common stock at an exercise price of $0.02 per share if America West does not pay the entire $3.2 million balance due by October 9, 2010.   America West agreed to issue lender a first priority mortgage lien on the Horizon Mine by May 2010.   If the aforementioned lien on the Horizon Mine is not granted by May 2010, for every calendar month the lien is not granted, America West will issue the lender a warrant to purchase 1,000,000 shares of America West common stock at an exercise price of $0.01 per share, up to a maximum of 11,000,000 shares.   Both of the aforementioned warrants are null and void if the respective milestones are met by America West.   Both warrants expire in October 2019.

In October 2009, America West modified the terms of 3,459,683 previously granted common stock warrants. The exercise price of these warrants was reduced from $0.30 per share to $0.10 per share.

In October and November 2009, America West issued 3,459,683 shares of common stock for the exercise of warrants.  America West received $345,968 gross proceeds from the exercise of the modified  warrants and incurred $68,476 in share issuance costs associated with the exercises.

In October and November 2009, America West borrowed a total of $350,000 from a third party.   The notes bear interest at 10% per annum and mature at the earlier of 1) twelve months from the date of the loan or 2) America West receiving over $500,000 in any debt or equity financing.  As additional consideration for the loan, America West issued the lender 3,500,000 shares of common stock.  America West incurred $17,500 in financing costs associated with the loan.

In November 2009, America West borrowed a total of $100,000 from an affiliate of a director of America West.   The note bears interest at 10% per annum and matures at the earlier of 1) twelve months from inception or 2) America West receiving over $500,000 in any debt or equity financing.  As additional consideration for the loan, America West issued the related party lender 1,000,000 shares of common stock. America West incurred $27,300 in financing costs associated with the loan.

The chief financial officer resigned on October 1, 2009.

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

Overview

The Company is an established domestic coal producer engaged in the mining of clean and compliant (low-sulfur) coal. The majority of our coal is sold to utility companies for use in the generation of electricity. During fiscal 2008, four customers accounted for virtually all of our revenues. We expect three of these customers to account for significantly more than 10% of our revenues during 2009 as well. During 2009, we have entered into contracts with these three customers and other customers to deliver a certain quantity of coal at fixed prices, subject to other terms and conditions that are standard in the industry. With respect to customers not subject to long-term contracts, we have short-term or market delivery and price contracts that we negotiate and perform on a continuous basis. Our strategy is to have a combination of long-term and short-term delivery contracts. We operate the Horizon Mine located in Carbon County, Utah, and we plan to expand mining operations in this mine and acquire and develop additional mining properties.

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

Results of Operations for the Nine Months Ended September 30, 2009 Compared to September 30, 2008

Material changes in financial statement line items

The following table presents statements of operations data for each of the periods indicated and presents the percentage of change in each line item from one period to the next.

	Nine Months Ended		Percentage
	September 30,		Increase
	2009	2008	(Decrease)

Coal sales	$8,741,599	$5,654,412	55%
Machine repair services	84,140	-	100%
Total revenue	8,825,739	5,654,412	56%

Coal production costs	4,650,121	4,483,691	(4%)
Coal purchases	2,096,129	-	100%
Machine repair costs	55,433	-	100%
Total cost of revenue	6,801,683	4,483,691	52%

Gross profit	2,024,056	1,170,721	73%

Operating expenses:
General and administrative expenses	4,315,367	3,152,009	37%

Loss from operations	(2,291,311)	(1,981,288)	16%

Other income (expenses):
Loss on the sale of fixed assets	(15,856)	-	-
Interest income	5,849	-	-
Interest expense	(1,371,734)	(424,776)	223%
Other expenses	(150,000)	-	-
Change in derivative fair value	3,989,418	-	-
Total other income (expenses)	2,457,677	(424,776)	(679%)

Net Income (Loss)	$166,366	$(2,406,064)	(107%)

We had revenue for the nine months ended September 30, 2009 of $8,741,599, a 55% increase from revenues of $5,654,412 for the same nine month period in 2008. All coal sales revenue was related to coal produced from our Horizon coal mine operations by our wholly-owned subsidiary, Hidden Splendor Resources, Inc., as well as the purchase and sale of third-party coal.   The increase in revenues was primarily attributable to an average higher sales price per ton of coal for the nine months of 2009 compared to 2008.

Our production costs during the nine months ended September 30, 2009 were $4,650,121, an increase of 4% over the production costs of $4,483,691 reported for the nine months ended September 30, 2008. Production costs increased despite lower production in 2009 due to 1) equipment breakdowns encountered late in the second quarter and early in the third quarter, 2) downtime associated with sealing an obsolete section of the mine and moving production to another section of the Horizon mine during the third quarter and 3) downtime associated with deploying new equipment during the third quarter. .   Our lower production was offset by our ability to purchase and sell third party coal, resulting in total volume of coal sold in 2009 to approximate 2008.  In the first nine months of 2009, our company purchased $2,096,129 in coal from a third party and blended the purchased coal with Horizon Mine coal for sales to third parties.   No coal was purchased from third parties during 2008.

Gross profit increased 73% from 2008 to 2009, primarily due to increased exceeding the increase in production costs and coal purchase costs..

General and administrative expenses for the nine months ended September 30, 2009 totaled $4,315,367, an increase of 37% from general and administrative expenses of $3,152,009 in the prior year’s comparable nine month period. The increase is primarily attributed to 1) increase of approximately $260,000 in investor relations fees (primarily paid with the Company’s stock), 2) approximately $379,000 in stock compensation expense related to issued to officers and directors during 2009 as consideration for deferring payment of a portion of salary compensation during 2009, and 3) approximately $150,000 in higher salaries due to executives/directors having lower salaries in the first nine months of 2008.

Loss from operations increased 16% due to increased general and administrative expenses.

Total other expenses decreased 679% in the first nine months of 2009 to other income of $2,457,677 from other expenses of $424,776 reported for the nine months ended September 30, 2008. The change was due to recording of a derivative and the approximate $4 million change in the fair value for the nine months ended September 30, 2009.   The change in fair value of the derivative was partially offset by a $946,958 increase in interest expense due to an increase in debt during 2009.

For the reasons noted above, our net loss for the nine months ended September 30, 2008 of $2,406,064 decreased 107% to a net income of $166,366 for the nine months ended September 30, 2009.

Liquidity and Capital Resources.

Our current liquidity position has allowed us to meet our ongoing Plan payment obligations and nominal working capital requirements to date. During 2009, we experienced unexpected equipment failures and difficult mining conditions, which had an adverse effect on production.   We also had downtime and delays in production during the third quarter as we sealed a section of the Horizon Mine and began mining in another section of the mine.  There were also short-term delays in production as we deployed new mining equipment in the Horizon Mine during the third quarter.  In addition, beginning at the end of September, a few of our major customers either ceased or decreased their acceptance of our coal due to a buildup of coal inventories in the western United States.   These unforeseen circumstances in demand resulted in decreased cash flows from operations over the last several months.   We have recently executed additional coal sales contracts and have seen demand for our coal increase.   However, due to the aforementioned challenges in production and coal sales, we may need to raise additional capital to meet our working capital needs through fiscal 2009. The working capital needs in 2009 consist of approximately $3,300,000 to fund equipment and related supplies necessary to increase Horizon Mine production, meet our ongoing Plan and other miscellaneous payment obligations, and for related activities. Our inability to obtain immediate financing from third parties will negatively impact our ability to fund operations and execute our business plan. Any failure to obtain such financing could force us to abandon or curtail our operations. There is no assurance that we can raise additional capital from external sources, the failure of which could cause us to sell assets or curtail operations. We have no credit facilities in place, and as the Company has no debt or equity funding commitments, we will need to rely upon best efforts financings. Our auditors have issued a going concern opinion for our consolidated financial statements due to the substantial doubt about our ability to continue as a going concern.

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

Off-Balance Sheet Arrangements

As of September 30, 2009, the Company had no off-balance sheet arrangements.

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

Property and Equipment – Property and equipment are carried at cost and include expenditures for new facilities and those expenditures that substantially increase the productive lives of existing equipment. The Company accounts for equipment exchanges in accordance with FASB ASC 845-10. Maintenance and repair costs are expensed as incurred. Mineral rights and development costs are amortized based upon estimated recoverable proven and probable reserves.

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

Asset Retirement Obligations – FASB ASC 410-20 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Company’s asset retirement obligation (“ARO”) liabilities primarily consist of estimated costs related to reclaiming mines and related facilities in accordance with federal and state reclamation laws as defined by each mining permit.

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

America West adopted FASB ASC 740 effective January 1, 2007. FASB ASC 740 provides guidance on recognition, classification and disclosure concerning uncertain tax liabilities. The evaluation of a tax position requires recognition of a tax benefit if it is more likely than not it will be sustained upon examination. The adoption did not have a material impact on our consolidated financial statements.

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

Newly Issued Accounting Pronouncements – In June 2008, the FASB finalized FASB ASC 815-15. FASB ASC 815-15 provides guidance on determining whether an instrument (or an embedded feature) is indexed to an entity’s own stock. FASB ASC 815-15 is effective for the Company’s fiscal year beginning after December 15, 2008. The Company adopted FASB ASC 815-15 on January 1, 2009 and as such some of the; Company’s outstanding warrants that were previously classified in equity were reclassified to liabilities as of January 1, 2009 as these warrants contain exercise price reset features and were no longer deemed to be indexed to the Company’s own stock.

Effective during the second quarter of 2009, the Company implemented FASB ASC 855. This standard establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. The adoption of FASB ASC 855 did not impact the Company’s financial position or results of operations.

In July 2009, the Financial Accounting Standards Board (“FASB”) issued new guidance relating to the “FASB Accounting Standards Codification” at FASB ASC 105, as the single source of authoritative nongovernmental U.S. generally accepted accounting principles (GAAP). The codification is effective for interim periods ending after September 15, 2009. All existing accounting standards are superseded as described in FASB ASC 105. All other accounting literature not included in the Codification is nonauthoritative. The adoption of FASB ASC 105 did not impact the Company’s results of operations, financial position or cash flows.

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

•

limit our ability to borrow additional funds or to obtain other financing in the future for working capital, capital expenditures, acquisitions, investments and general corporate purposes;

•

limit our ability to dispose of our assets, create liens on our assets or to extend credit;

•

make us more vulnerable to economic downturns and reduce our flexibility in responding to changing business and economic conditions;

•

limit our flexibility in planning for, or reacting to, changes in our business or industry;

•

place us at a competitive disadvantage to our competitors with less debt; and restrict our ability to merge or consolidate with another entity.

If compliance with our debt obligations materially hinders our ability to operate our business and adapt to changing industry conditions, our operating results may suffer.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Set forth below is certain information concerning issuances of common stock that were not registered under the Securities Act of 1933 (“Securities Act”) that occurred, but were not reported in the Form 10-K filed with the SEC on April 15, 2009 for the fiscal year ended December 31, 2008, during the third quarter of fiscal 2009 and to date:

During July 2009, we issued 175,000 shares of common stock to consultants for consideration of services rendered to the Company.

During July 2009, we issued a total of 3,796,640 shares of common stock to certain directors and officers that deferred payment of compensation.

During August 2009, we issued 175,000 shares of common stock to consultants for consideration of services rendered to the Company.

During September 2009, we issued a total of 750,000 shares of common stock to certain directors and officers for compensation.

During September 2009, we issued 175,000 shares of common stock to consultants for consideration of services rendered to the Company.

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

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.    OTHER INFORMATION

None

ITEM 6.    EXHIBITS

Exhibits

Exhibit	Description	Location of Exhibit

31.1	Chief Executive Officer Section 302 Certification pursuant to Sarbanes-Oxley Act.	Included with this filing.

31.2	Chief Financial Officer Section 302 Certification pursuant to Sarbanes-Oxley Act.	Included with this filing.

32.1	Chief Executive Officer Section 906 Certification pursuant to Sarbanes-Oxley Act.	Included with this filing.

32.2	Chief Financial Officer Section 906 Certification pursuant to Sarbanes-Oxley Act.	Included with this filing

SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICA WEST RESOURCES, INC.

Dated: November 23, 2009	By:	/s/ Dan R. Baker
Dan R. Baker
Chief Executive Officer

	By:	/s/ Brian E. Rodriguez
Brian E. Rodriguez
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002