Form 10-K
period 2009-12-31
AMERICA WEST RESOURCES, INC.
filed 2010-04-15
CIK 867687

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_________________

FORM 10-K

_________________

 X . Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes      . No  X .

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

State registrant’s revenues for its most recent fiscal year: Revenues for the twelve months ended December 31, 2009 total $11,010,004.

The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the closing price of the common stock on the OTC Electronic Bulletin Board on December 31, 2009 was $17,323,628.

As of April 14, 2010, the registrant had 269,362,502 shares of common stock outstanding.

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

ITEM 1. DESCRIPTION OF BUSINESS

America West Resources, Inc. (the “Company”) is an established domestic coal producer engaged in the mining of clean and compliant (low-sulfur) coal. The majority of our coal is sold to utility companies for use in the generation of electricity. During fiscal 2009, four customers accounted for virtually all of our revenues. We expect one of these customers to account for significantly more than 10% of our revenues during 2010 as well. In addition, we have added one other major customer. We have entered into contracts with these two customers to deliver a certain quantity of coal at a fixed price during 2010, subject to other terms and conditions that are standard in the industry. With respect to customers not subject to long-term contracts, we have short-term or market delivery and price contracts that we negotiate and perform on a continuous basis. Our strategy is to have a combination of long-term and short-term delivery contracts. We operate the Horizon Mine located in Carbon County, Utah, and we plan to expand mining operations in this mine, and acquire additional mining properties.

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

Hidden Splendor Bankruptcy & Plan of Reorganization

On October 15, 2007, Hidden Splendor filed a Chapter 11 Petition in the United States Bankruptcy Court for the District of Nevada as a debtor in possession. Hidden Splendor’s operations continued following the petition, and the company has operated as a Debtor in Possession. On December 8, 2008, Hidden Splendor’s Plan of Reorganization (the “Plan”) was formally confirmed by the U.S. Bankruptcy Court for the District of Nevada to emerge from Chapter 11 bankruptcy protection. The Plan became effective on December 19, 2008, at which time the subsidiary officially emerged from bankruptcy. In connection with the Plan, the Company paid an initial $500,000 “administrative earmark contribution” payment and an initial $2,250,000 “Plan Funding Contribution” payment, which were allocated to the payment of professional fees, taxes, and initial settlement payments to various creditors. Additionally, the Plan provides for payments to creditors over time in an aggregate principal amount of not less than approximately $10,000,000 and up to approximately $10,700,000 over a period not exceeding seven years from the effective date of the Plan.

After all payments under the Plan are made, certain classified creditors will receive a total principal amount of approximately $8,300,000 as follows: (i) secured creditors will receive an aggregate principal amount of approximately $6,000,000 amortized in equal monthly installments of $94,879 per month, maintaining a lien on the Horizon Mine as collateral for the obligations; (ii) the Internal Revenue Service and certain State of Utah tax authorities will collectively receive an aggregate principal amount $1,800,000 amortized in equal quarterly payments of $162,156 to be paid over a period continuing to the earlier of sixty months from the petition date or forty-six months from the effective date of the Plan; and (iii) the Howard Kent, Inc. Profit Sharing Plan will receive an aggregate principal amount of $475,000 to be paid (A) in interest only payments at 8.1% for the first 24 months immediately following the effective date of the Plan, and (B) after 24 months of interest only payments, commencing in the 25th month immediately following the effective date of the Plan, in payments of both principal and interest fully amortizing for a period of an additional 24 months. Hidden Splendor is current on payments to its secured creditor as of the date of this Report. However, the delinquency on payments of other loans to third parties and as outlined herein result in Hidden Splendor being in default on its secured creditor loan. Hidden Splendor is delinquent on the $162,156 payment due March 31, 2010 to the Internal Revenue Service and the State of Utah tax authorities as of the date of this Report. Hidden Splendor is delinquent on approximately $15,000 of interest only payments to the Howard Kent, Inc. Profit Sharing Plan as of the date of this Report. The Company is currently working to remedy the aforementioned defaults. As of the date of this Report, no parties had provided the Company a notice default, nor has any party to the Plan filed a notice of default under the Plan with the bankruptcy court.

Hidden Splendor’s general unsecured creditors were owed approximately $3,400,000 as of the date of the Plan. Under the Plan, general unsecured creditors will receive no less than 50% and up to 70% of their respective allowed claims, or a minimum principal amount of approximately $1,700,000 and a maximum principal amount of approximately $2,380,000. On the effective date of the Plan, general unsecured creditors received an initial distribution of 10% of their respective allowed claims from the Plan Funding Contribution, or approximately $340,000. Thereafter, assuming the general unsecured creditors receive 70% of their respective allowed claims, the general unsecured creditors will receive semi-annual payments from a disbursing agent continuing for the duration of the Plan term. Hidden Splendor will pay the disbursing agent in equal quarterly installments of approximately $190,000 per quarter over the Plan term. If, however, Hidden Splendor pays the general unsecured creditors 60% of the allowed general unsecured creditor claims within twenty-four months following the effective date of the Plan, then no additional payments will be due and owing to the general unsecured creditors. Hidden Splendor has not made any payments to general unsecured creditors in excess of the aforementioned required quarterly payments as of the date of this Report. Insider claims will receive no distributions. Hidden Splendor is delinquent on the $190,000 quarterly payment due on March 31, 2010 to its general unsecured creditors per the Plan as of the date of this Report. The Company is currently working to remedy the aforementioned default. As of the date of this Report, no notice of default under the Plan has been filed with the bankruptcy court.

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

Default under the Plan . In the event Hidden Splendor (i) fails to pay fully any payments when due, or (ii) fails to comply with any provision of the Plan, and its creditors file a default under the Plan with the bankruptcy court, then (A) 100% (reduced only by the amounts actually paid and received by creditors) of all allowed claims of general unsecured creditors shall be immediately due and accelerated and (B) Hidden Splendor must immediately list its assets for sale. As stated above, Hidden Splendor is in default in payments to various creditors under the Plan. The Company is working to remedy the aforementioned defaults. As of the date of this Report, there has been no default to the Plan filed by Hidden Splendor’s creditors.

Consolidation with Mid-State Services, Inc . Hidden Splendor’s Chapter 11 bankruptcy proceeding was consolidated with the Chapter 11 proceeding of Mid-State Services, Inc. Pursuant to the Plan, Mid-State Services, Inc.’s assets and liabilities were assumed by Hidden Splendor.

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

According to the Utah Geological Survey of the Utah Division of Natural Resources, there were nine active coal mines in the State of Utah during 2008, of which the Horizon Mine was one. The same source indicates that those active coal mines produced a total of approximately 24,275,000 short tons of coal in 2008. During 2007, Hidden Splendor’s operations at the Horizon Mine yielded approximately 228,759 tons of coal, which is less than one percent of the total tons mined in Utah during that year.

Our Customers

During 2009, four customers accounted for virtually all of our revenues. We expect one of these customers to account for significantly more than 10% of our revenues during 2010 as well. We have entered into contracts with this customer to deliver a certain quantity of coal at a fixed price during 2010, subject to other terms and conditions that are standard in the industry. With respect to customers not subject to long-term contracts, we have short-term or market delivery and price contracts that we negotiate and perform on a continuous basis. Our strategy is to have a combination of long-term and short-term delivery contracts.

Governmental Approvals

We pay a royalty to the federal government on coal sales from the Horizon Mine. During 2009, the royalty rate we paid was eight percent of all coal sales and is payable on a monthly basis. We have applied for a reduction in the royalty rate which applies to its coal sales, but as of the date of this Report, the Company has not received an approval of a reduction in the royalty it is obligated to pay.

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

Employees

As of April 14, 2010, Hidden Splendor had approximately 105 employees, all of which are full-time employees.

ITEM 1A. Risk Factors

You should consider carefully the following risks and other information in this Annual Report, including the financial statements. If any of the following risks actually occur, our business, financial condition and operating results could be adversely affected.

RISKS RELATING TO OUR FINANCIAL CONDITION

We currently have revenues, but we are not profitable.

For the year ended December 31, 2009, the Company had coal sales of approximately $10.9 million. During this period, the Company had a net loss of approximately $8.7 million. There can be no assurance that the Company will have a gain from operations or net income in fiscal 2010 or thereafter.

We may need additional capital in 2010 to implement our business plan and/or meet our financial obligations.

During 2009, we experienced unexpected equipment failures and difficult mining conditions, which had an adverse effect on production. We also had downtime and delays in production during the third quarter as we sealed a section of the Horizon Mine and began mining in another section of the mine. There were also short-term delays in production as we deployed new mining equipment in the Horizon Mine during the third quarter. In addition, beginning at the end of September, a few of our major customers either ceased or decreased their acceptance of our coal due to a buildup of coal inventories in the western United States. These unforeseen circumstances in demand resulted in decreased cash flows from operations during the fourth quarter of 2009 and the first quarter of 2010.

Due to delinquency of payments to certain creditors by our Company in late 2009 and through the date of this Report, certain debts to both related and third parties are in default. As a result, a total of approximately $7.2 million associated with Hidden Splendor’s Bankruptcy Plan of Reorganization is in default and due upon demand, of which approximately $4.6 million was previously scheduled to mature subsequent to 2010. The Company is working to remedy these defaults and, as of the date of this Report, no creditors have filed a default under the Plan with the bankruptcy court. In addition, due to the aforementioned defaults, approximately $7.8 million in other third party and related party debt, of which approximately $7 million was scheduled to mature in 2011, is now due on demand and is in default. The Company has not received a notice of default of any of the aforementioned debt as of the date of this Report. In addition, the Company has approximately $237,000 in related party and third party debt that matures in 2010. In addition, we have accrued unpaid federal and state taxes and royalties of approximately $2,400,000 related to 2009 and 2010. As a result, we will likely be required to raise at least $4 million in capital to meet the aforementioned obligations and fund expected working capital required in 2010. Should the Company receive a notice of default and demand for immediate payment on any of the aforementioned debts, we will likely be required to raise up to a total of approximately $20 million. As the Company has no debt or equity funding commitments, we will need to rely upon best efforts financings. There can be no assurance that the Company will be successful in raising the required capital. The failure to raise sufficient capital through future debt or equity financings or otherwise may cause the Company to curtail operations, sell assets, or result in the failure of our business.

Long-Term Financial Obligations of Plan of Reorganization.

Pursuant to the Plan, the Company paid $500,000 in “administrative earmark contribution” payments and $2,250,000 “plan funding contribution” payments in December 2008 and approximately $2,610,000 of payments in 2009. The Plan provides for payments to creditors over time in an aggregate principal amount of not less than approximately $10,000,000 and up to approximately $10,700,000 over a period not exceeding seven years from the effective date of the Plan. However, due to the defaults on loans as mentioned above, the amounts due under the Plan may be accelerated. Additionally, the Company is required to make capital expenditures and make timely monthly and quarterly payments. The failure to comply with the terms of the Plan could result in the liquidation of the Horizon Mine, the only revenue generating asset of America West as of the date of this Report, likely resulting in the Company ceasing operations.

We will not establish a reserve or sinking fund for the payment of creditors under Hidden Splendor’s Plan.

The Company is relying on cash flow from operations and efforts to obtain financing to fund Hidden Splendor’s payment obligations under the Plan. We have not established a reserve or sinking fund in the event we cannot generate sufficient cash flow to make such payments. Our secured creditors will maintain a lien on the Horizon Mine until payment in full. Moreover, if we fail to make payments to our creditors under the Plan, then (i) 100% of all allowed claims of general unsecured creditors shall be immediately due and accelerated and (ii) the assets of Hidden Splendor, including the Horizon Mine, which is the Company’s primary asset, as of the date of this Report must be listed for sale. This would likely result in the Company ceasing operations. As stated above, the Company is currently in default with certain creditors under the Plan. The Company is working to remedy these defaults. As of the date of this Report, no creditors have filed notices of default under the Plan with the bankruptcy court.

Our business requires substantial capital investment and maintenance expenditures, which we may be unable to provide.

Our business strategy will require additional substantial capital investment in future periods. We require capital for, among other purposes, reducing debt, acquiring new supplies and equipment, acquiring additional reserves maintaining the condition of our existing equipment and maintaining compliance with environmental laws and regulations. To the extent that cash generated internally is not sufficient to fund capital requirements in 2010, we will require additional debt and/or equity financing. However, this type of financing may not be available or, if available, may not be available on satisfactory terms. Future debt financing, if available, may result in increased interest and amortization expense, increased leverage and decreased income available to fund operations. In addition, future debt financing may limit our ability to withstand competitive pressures and render us more vulnerable to economic downturns. If we fail to generate sufficient cash flow from operations in future periods or to obtain required capital in the future, we could be forced to reduce or delay capital expenditures, sell assets, and/or restructure or refinance our indebtedness, or our business may fail.

The Company’s financial statements have been prepared assuming that it will continue as a going concern.

The Company incurred a net loss of approximately $8.7 million and had a working capital deficit of $22.9 million for the year ended and as of December 31, 2009. These conditions raise substantial doubt as to our ability to continue as a going concern. Our financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

The Company has additional debt obligations maturing in 2010.

Due to delinquency of payments to certain creditors by our Company in late 2009 and through the date of this Report, certain debts to both related and third parties are in default. As a result, a total of approximately $7.2 million associated with Hidden Splendor’s Bankruptcy Plan of Reorganization is in default and due upon demand, of which approximately $4.6 million was previously scheduled to mature subsequent to 2010. The Company is working to remedy these defaults and, as of the date of this Report, no creditors have filed a default under the Plan with the bankruptcy court. In addition, due to the aforementioned defaults, approximately $7.8 million in other third party and related party debt, of which approximately $7 million was scheduled to mature in 2011, is now due on demand and is default. The Company has not received a notice of default of any of the aforementioned debt as of the date of this Report. In addition, the Company has approximately $237,000 in related party and third party debt that matures in 2010.

The Company has based certain financial assumptions on projected coal prices and volume of production.

The Company believes that it will be able to fund Plan payments and nominal working capital needs based upon cash flow from operations. This assumption is based upon (i) increased coal production and (ii) estimated sales prices in 2010 will not be less than current prices, both assumptions of which are out of our control and cannot be assured. The failure of either of these assumptions to materialize will cause us to require more capital in 2010 to fund obligations. The Company has no debt or equity funding commitments and it will need to raise capital through best efforts financings. There can be no assurance that the Company will be successful in raising additional capital. The failure to raise additional capital may cause the Company to curtail operations, sell assets, or result in the failure of our business.

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

Hidden Splendor acquired the Horizon Mine in March of 2003. We are a new entrant in the coal industry in the western United States. We began mining operations in 2003. We have not been profitable and have a limited operating history. We should be regarded as a risky venture with all of the unforeseen costs, expenses, problems, risks and difficulties to which such ventures are subject. Our coal sales for the year ended December 31, 2009 were approximately $10.9 million, and for the year ended December 31, 2008 were approximately $7.3 million. There is no assurance that we can achieve greater sales or generate profitable sales. We expect that many coal producers can and will produce and sell coal at cheaper prices per ton than our production cost rates. Their production and sales could adversely affect our revenues and profits, if any. There is no assurance that we will ever operate profitably. There is no assurance that we will generate continued revenues or ever be profitable.

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

Federal and state laws require bonds or cash deposits to secure our obligations to reclaim lands used for mining, to secure coal lease obligations and to satisfy other miscellaneous obligations. During 2009, our reclamation bond obligation with the State of Utah totaled $387,000 and was met by transfer of the trust deed to real property owned by certain affiliates of the Company and pledged to secure the Company’s obligation. The trust deed is in favor of the State of Utah and secures Hidden Splendor’s reclamation obligation in the event the Company is unable to pay the costs associated with reclaiming the Horizon Mine site when it is closed. At the end of 2009, our coal lease bond obligation to the BLM in connection with our federal coal lease totaled $136,000 was covered by a bond purchased by the Company which is secured by an irrevocable bank letter of credit, which in turn is secured by personal assets pledged by an officer of the Company. There can be no assurance that this officer will continue to pledge personal property to secure these bonds in future periods, the failure of which would have a material adverse effect upon our operations.

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

The Horizon Mine has experienced delays in production off and on in previous years and during 2009 and 2010 due to:

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

We currently sell the majority of our coal to one customer, which will most likely account for in excess of 10% of our revenue in 2010. If this customer were to significantly reduce its purchase of coal from us, or if we were unable to continue to sell coal to them on terms as favorable to us as the terms under our current agreements, our financial condition and results of operations could suffer materially.

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

Most of our workforce is comprised of people with technical skills related to coal mining. Some of our workforce is 50 years of age or older. We expect that some of our employees may retire between now and the next five to seven years. This will require us to conduct an expanded and sustained effort to recruit new employees to replace those who retire and to fill new jobs as we grow our business. A lack of qualified people may adversely impact our operations and profitability.

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

Occasionally, Hidden Splendor is issued citations by the Mine Safety and Health Administration in connection with regular inspections of the Horizon Mine. At times, Hidden Splendor challenges citations, resulting in reductions to proposed penalties or administrative adjudications with no penalties. As of December 31, 2009, Hidden Splendor had challenges pending in several administrative actions. Such actions cover a total of approximately $531,481of proposed, assessed penalties. Management is uncertain as to how much, if any, of these citations Hidden Splendor will be responsible for.

In March 2009, Hidden Splendor was notified by the U.S. Department of Labor, Mine Safety and Health Administration (“MSHA”) that a potential pattern of violations may exist at the Horizon Mine based upon initial screening and pattern criteria review by MSHA. Upon receipt of such notification, we conducted a comprehensive review of the operations at the Horizon Mine and prepared and submitted plans to MSHA designed to enhance employee safety at the mines through better education, training, mining practices, and safety management. After its evaluation, MSHA determined that no pattern of violation existed. Accordingly, the operations at the Horizon Mine were not subjected to the more severe level of citation response requirements which would have accompanied a finding of a pattern of violation. The operations of the Horizon Mine, like the operations of all coal mines in the United States, remain subject to extensive inspection and evaluation by MSHA.

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

Coal Mining is a dangerous industry.

Coal mining, especially underground coal mining, is dangerous. Great care must be taken to assure safe, continued operations. Past experiences of others in the industry indicate that lapses in safety practices can result in catastrophic events in coal mining operations. Even when best mining practices are strictly observed, natural disasters such as an earthquake could possibly destroy a coal mine’s operations. Any catastrophic event at our coal mine which would close our mine for an extended period of time likely would cause the failure of our operations.

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

We are dependent upon the services of Messrs. Baker, Rodriguez, and Walker

The success of the Company is dependent upon, among other things, the services of Dan R. Baker, our chief executive officer; Brian Rodriguez, our interim chief financial officer; and Alexander H. Walker III, our chairman and secretary. The Company has entered into employment agreements with Messrs. Baker and Walker, but does not maintain any key man insurance on the lives of any of these individuals. The loss of either of these executives, for any reason, would have a material adverse effect on the Company. Mr. Rodriguez serves as interim chief financial officer of the Company and is employed on an “at-will” basis. During 2010, the Company will assess the proper timing to recruit and hire a long-term chief financial officer.

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

ITEM 2. DESCRIPTION OF PROPERTY

Location of Principal Plants

The Company’s only coal mining operation is the Horizon Mine. The Company maintains office space at 3266 South 125 West, Price, Utah for general administrative purposes. The Company maintains its corporate offices at 57 West 200 South, Suite 400, Salt Lake City, Utah. Such office space is subleased from Arlington Ventures, an entity owned by the Company’s Chairman, Alexander H. Walker III and other Walker Family members.

Consumers Road Property

In January 2009, we acquired real and personal property in Carbon County, Utah, as follows:.

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

According to the mine overview data compiled by MSHA in connection with the Horizon Mine, the following number of tons have been mined from the Horizon Mine in the years shown:

Year	Tons Produced
1995	0
1996	0
1997	8.860
1998	97,219
1999	41,332
2000	0
2001	23,197
2002	110,202
2003	80,777
2004	286,493
2005	284,481
2006	256,025
2007	233,105
2008	228,759
2009	193,666

Description of the Horizon Mine.

A glossary of mining terms is contained below to aid the reader in connection with the information in this Item 4 and elsewhere in this report.

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

Beginning in late May 2008, we began operating the mine as a two-section mine. That is, we began mining coal in two areas of the mine at the same time. Due to equipment breakdowns, we were unable to operate in two sections consistently for the remainder of 2008. In July 2009, we deployed a rebuilt continuous miner, resulting in more efficient, consistent production. We plan to lease and deploy a second continuous miner by mid-2010 to enable the mine to begin operating in two sections, and ultimately expand to three sections by the end of 2010. However, there is no guarantee that the equipment will be deployed in the projected timeframes and/or that production will increase as planned.

Current operations of the Horizon Mine.

The Horizon Mine is currently operational, producing “compliant” thermal coal with an average of approximately 12,000 BTU/lb. and 0.5% sulfur. Since 2003, the Company has extracted over 1.6 million tons of coal from the mine.

The Horizon Mine coal is currently being sold at an average sale price of approximately $41 per ton as of the date of this Report, and was sold at an average price of approximately $46 per ton during the year ended December 31, 2009.

The Company’s average production cost per ton, excluding mine development costs, of coal for the year ended December 31, 2009 was approximately $39 per ton. Production costs per ton were extraordinarily high in 2009 due to 1) encountering artesian water in the Horizon Mine during the first quarter, 2) equipment breakdowns encountered during the first six months of 2009, 3) downtime associated with sealing an obsolete section of the mine and moving production to another section of the Horizon Mine during the third quarter, 4) downtime associated with deploying new equipment during the third quarter, and 4) intermittently idling the mine during the fourth quarter due to decreased demand for our coal in accordance with market conditions in the western United States. General and administrative expenses averaged approximately $521,141 per month, equating to approximately $32 per ton, during this period. General and administrative expenses were extraordinarily high during 2009 due to (i) legal fees being higher than normal as a result of numerous financings occurring during 2009, and (ii) over $1.2 million in expense related to the issuance of stock and options as compensation to employees/directors/officers. We do not anticipate similar extraordinary circumstances in 2010. As production escalates, we believe that the production expense and general and administrative cost per ton should decrease as a percentage of sales as a result of economies of scale.

Management’s plan is to escalate production to an average of 60,000 tons per month by mid-2010 by leasing and deploying a second continuous miner In addition, the Company plans to lease and deploy a third continuous miner, a shuttle car, and other key equipment to enable the Horizon Mine to operate as a three-section mine by the end of 2010. With these equipment additions/upgrades and logistical adjustments, we expect monthly production to increase.

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

The current state of development of the property

Currently the Company has mined approximately 1.6 million tons of coal from the leased and permitted area in which our reserves are located. We have obtained an estimate from a third party engineering firm which indicates that there were approximately 12.1 million tons of recoverable reserves in that leased and permitted area as of December 31, 2009.

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

In 2004, the Company purchased significant additional equipment to continue mining operations at the Horizon Mine. Such equipment included a rebuilt continuous miner, two rebuilt shuttle cars, a rebuilt roof bolter, a new battery scoop, and additional attendant equipment. All such equipment has improved operations and remains in adequate operating condition. Nonetheless, management is of the opinion that at a minimum, additional roof bolting equipment is necessary to support the expanded operations at the mine. Management has identified other necessary equipment as well, but is concerned with the adequacy of the roof bolting equipment on hand to keep up with expanded operations. While the two current roof bolting machines at the mine operate properly, they are slow moving and can only keep up with mining operations involving one continuous miner. In 2007, a third roof bolting machine did not perform as expected and did not support mining operations behind the Company’s second continuous miner. The manufacturer of that equipment has attempted to remedy the problems with that roof bolter, but it has not functioned within reasonable standards. The Company encountered numerous minor and major equipment breakdowns during 2008 and through mid-2009 which delayed production intermittently. In July 2009, the Company rebuilt and deployed a continuous miner, resulting in more efficient, consistent production.

Description of the rock formations and mineralization of existing or potential economic significance on the property.

Coal mined at the Horizon Mine is located in what is known as the Hiawatha Coal Seam located in the Wasatch Plateau Coal Field. The average height of the seam as it runs through the mine is approximately seven feet. The coal we extract at the Horizon Mine generally has a BTU value of between 11,500 and 11,800 BTUs/lb. Analysis of the coal produced at the Horizon Mine in August of 2006 has shown BTU levels as high as 12,600. Ash levels in coal substantially affect the value of coal. As it sits in place in the Hiawatha Seam, coal at the Horizon Mine contains ash at levels from 8% to 9%. Mining of the coal can increase ash levels if the rock either above or below the coal seam is mined and mixed with the coal taken from the seam, and our ash levels generally test out at 8% to 15%, though conditions in the mine over the last couple of years have seen higher ash levels. As stated above, reports provided to us indicate that there are at least 12.1 million recoverable tons remaining in our leased and permitted operations. We believe this estimate is conservative. Additional tonnage, though not leased by us at this time, is in reserves adjacent to our operation.

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

Hidden Splendor’s general unsecured creditors are owed approximately $3,400,000. Under the Plan, general unsecured creditors will receive no less than 50% and up to 70% of their respective allowed claims, or a minimum principal amount of approximately $1,700,000 and a maximum principal amount of approximately $2,380,000. On the effective date of the Plan, general unsecured creditors received an initial distribution of 10% of their respective allowed claims from the Plan Funding Contribution, or approximately $340,000. Thereafter, assuming the general unsecured creditors receive 70% of their respective allowed claims, the general unsecured creditors will receive semi-annual payments from a disbursing agent continuing for the duration of the Plan term. Hidden Splendor will pay the disbursing agent in equal quarterly installments of approximately $190,000 per quarter over the Plan term. If, however, Hidden Splendor pays the general unsecured creditors 60% of the allowed general unsecured creditor claims within twenty-four months following the effective date of the Plan, then no additional payments will be due and owing to the general unsecured creditors. Insider claims will receive no distributions.

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

Occasionally, Hidden Splendor is issued citations by the Mine Safety and Health Administration in connection with regular inspections of the Horizon Mine. At times, Hidden Splendor challenges citations, resulting in reductions to proposed penalties or administrative adjudications with no penalties. As of December 31, 2010, Hidden Splendor had challenges pending in several administrative actions. Such actions cover a total of approximately $531,481of proposed, assessed penalties. . Management has determined that of the total amount, the probable liability arising from these citations is approximately $266,000 which has been accrued at December 31, 2009.

In March 2009, Hidden Splendor was notified by MSHA that a potential pattern of violations may exist at the Horizon Mine based upon initial screening and pattern criteria review by MSHA. Upon receipt of such notification, we conducted a comprehensive review of the operations at the Horizon Mine and prepared and submitted plans to MSHA designed to enhance employee safety at the mine through better education, training, mining practices, and safety management. After its evaluation, MSHA determined that no pattern of violation existed. Accordingly, the operations at the Horizon Mine were not subjected to the more severe level of citation response requirements which would have accompanied a finding of a pattern of violation. The operations of the Horizon Mine, like the operations of all coal mines in the United States, remain subject to extensive inspection and evaluation by MSHA.

In January 2009, the United States Department of Labor and a former employee of the Hidden Splendor Resources, Inc. brought an action before the Office of Administrative Law Judges in Federal Mine Safety and Health Review Commission naming Hidden Splendor as the respondent. In that action, petitioners claim the former employee was wrongfully discharged and seek damages against Hidden Splendor for that alleged wrongful discharge. Hidden Splendor denies that the employee in question was wrongfully discharged and denies the employee in question and the Department of Labor are entitled to any relief sought in this action. Though the company is confident its subsidiary will prevail in this action, the outcome of this, or any pending action, is uncertain. The company could face liability of a material nature if the outcome of this action is adverse to Hidden Splendor, though any estimate of that potential liability would be purely speculative as the case is in the discovery phase and the company’s factual inquiry into this matter is not complete.

PART II

ITEM 4. RESERVED

Not applicable.

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

	High	Low
Year 2008
Quarter ended December 31	$0.27	$0.12
Quarter ended September 30	$0.47	$0.12
Quarter ended June 30	$0.26	$0.12
Quarter ended March 31	$0.27	$0.08
Year 2009
Quarter ended December 31	$0.15	$0.07
Quarter ended September 30	$0.15	$0.07
Quarter ended June 30	$0.15	$0.05
Quarter ended March 31	$0.28	$0.09

Holders

As of April 14, 2010, there were approximately 823 shareholders of record of the Company's common stock and 269,362,502 shares outstanding.

Dividends

We have not paid dividends since inception nor do we anticipate that any cash dividends will be paid in the foreseeable future.

Equity Compensation Plan Information

The following table sets forth certain information, as of December 31, 2009, concerning securities authorized for issuance under the 2008 Stock Option Plan and other outstanding options, warrants and rights:

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants & Rights (a)	Weighted Averaged Exercise Price of Outstanding Options, Warrants & Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a) (c)

Equity compensation plans approved by security holders:	--	--	--

Equity compensations plans not approved by security holders (1) (2) (3):	5,547,500	$0.36	9,052,500

Total	4,237,500	$0.44	10,762,500

(1)

On July 3, 2008, we granted employees and officers options to purchase an aggregate 4,237,500 common shares at exercise prices ranging from $0.40 to $0.45. One-third of such options vested upon issuance of the options, one third-shall vest on the first anniversary of the issuance, and the remaining third shall vest on the second anniversary of the issuance. Vested options will expire five years from the date the option vested.

(2)

On October 8, 2009, we issued a third party consultant 400,000 common shares for services rendered during 2009.

(3)

On September 22, 2009, we granted certain employees options to purchase an aggregate 1,310,000 common shares at an exercise price of $0.10. The options will vest 100% on September 22, 2010.

Recent Sales of Unregistered Securities

Set forth below is certain information concerning issuances of common stock that were not registered under the Securities Act of 1933 (“Securities Act”) that occurred, but were not reported, during the fourth quarter of 2009:

During October 2009, we extended a $2.8 million loan from a third party that matured in October 2009. Per the loan extension terms, we issued 5,000,000 shares of common stock to the lender to repay $100,000 of the outstanding principal on the loan.

During October 2009, we issued 175,000 shares of common stock to consultants for consideration of services rendered to the Company valued at $15,925.

During October 2009, we modified the terms of 3,459,683 previously granted common stock warrants. The exercise price of these warrants was reduced from $0.30 per share to $0.10 per share. In October and November 2009, we issued 3,459,683 shares of common stock for the exercise of warrants. We received $345,968 gross proceeds from the exercise of the modified warrants. A commission of $44,976 was paid to John Thomas Financial in addition to other issuance fees paid of $23,500.

During November 2009, we entered into loan agreements with third parties pursuant to which we borrowed a principal amount of $200,000. In connection with the loan, we issued the third party lender 2,000,000 shares of the company’s common stock as additional consideration for such loan.

During November 2009, we entered into a loan agreement with John Thomas Bridge & Opportunity Fund, an affiliate of George Jarkesy, a director of the Company, pursuant to which we borrowed a principal amount of $210,000. In connection with the loan, we issued the related party lender 2,100,000 shares of the Company’s common stock as additional consideration for such loan.

During November 2009, we issued 750,000 shares of common stock to an officer for services rendered valued at $74,250.

During December 2009, we entered into a loan agreement with John Thomas Bridge & Opportunity Fund, an affiliate of George Jarkesy, a director of the Company, pursuant to which we borrowed a principal amount of $225,000. In connection with the loan, we issued the related party lender 2,250,000 shares of the Company’s common stock as additional consideration for such loan.

During December 2009, we issued 500,000 shares of common stock to consultants for consideration of services rendered to the Company valued at $38,500.

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS AND FINANCIAL CONDITION

This Management’s Discussion and Analysis should be read in conjunction with the audited financial statements of the Company and Hidden Splendor and notes thereto set forth herein. Our auditor's report on our financial statements expresses an opinion that substantial doubt exists as to whether we can continue as an ongoing business. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital. The financial statements of the Company and Hidden Splendor do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Overview

The Company is an established domestic coal producer engaged in the mining of clean and compliant (low-sulfur) coal. The majority of our coal is sold to utility companies for use in the generation of electricity. During fiscal 2009, four customers accounted for virtually all of our revenues. We expect one of these customers to account for significantly more than 10% of our revenues during 2010 as well. We have entered into a contract with this customer to deliver a certain quantity of coal at fixed prices, subject to other terms and conditions that are standard in the industry. With respect to customers not subject to long-term contracts, we have short-term or market delivery and price contracts that we negotiate and perform on a continuous basis. Our strategy is to have a combination of long-term and short-term delivery contracts. We operate the Horizon Mine located in Carbon County, Utah, and we plan to expand mining operations in this mine, and acquire additional mining properties.

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

Results of Operations for the Year Ended December 31, 2009 Compared to December 31, 2008

Material changes in financial statement line items

The following table presents combined statement of operations data for each of the periods indicated and presents the percentage of change in each line item from one period to the next. Changes in items which we feel have no meaningful impact on operations are marked with the designation NM, which we mean to indicate “not meaningful.”

	Years Ended		Percentage
	December 31,		Increase
	2009	2008	(Decrease)
Coal sales	$10,935,637	$7,304,068	50%
Machine repair services	74,367	-	-
Total revenue	11,010,004	7,304,068	51%

Coal production costs	8,021,207	6,779,417	18%
Coal purchases	2,206,258	-	-
Machine repair costs	63,360	-	-
Total cost of revenue	10,290,825	6,779,417	52%
Gross profit	719,179	524,651	37%

Operating expenses:
General and administrative expenses	6,519,428	5,889,073	11%
Loss on sale of assets	26,506	-	-
Forfeited royalty payments	1,275,000	-	-
Loss from operations	(7,101,755)	(5,364,422)	32%

Other income (expenses):
Change in derivative fair value	4,455,089	-	-
Interest income	5,862	-	-
Interest expense	(3,221,719)	(1,572,877)	105%
Gain (loss) on extinguishment of debt	(2,842,403)	357,404	(895%)
Total other income (expenses)	(1,603,171)	(1,215,473)	32%
Net Income (Loss)	$(8,704,926)	$(6,579,895)	32%

Revenue

We had revenue from continuing operations for the year ended December 31, 2009 of $11.0 million, a 51% increase from revenues of $7.3 million for 2008. All coal sales revenue was related to coal produced from our Horizon coal mine operations by our wholly-owned subsidiary, Hidden Splendor Resources, Inc., as well as the purchase and sale of third-party coal. The Horizon Mine produced 35,093 less tons, or 15% less, in 2009 as compared to 2008. The decrease in production was attributed to 1) encountering artesian water in the Horizon Mine during the first quarter, 2) equipment breakdowns encountered during the first six months of 2009, 3) downtime associated with sealing an obsolete section of the mine and moving production to another section of the Horizon Mine during the third quarter, 4) downtime associated with deploying new equipment during the third quarter, and 4) intermittently idling the mine during the fourth quarter due to decreased demand for our coal in accordance with market conditions in the western United States. The decrease in Horizon Mine production was offset by the sale of 50,906 tons of coal, which we purchased from third parties and sold with our Horizon Mine coal. The overall increase in revenue was attributable to an increase in overall volume of tons sold, as well as an increase in average sales price per ton of coal during 2009 as compared to 2008.

Historically, we have operated the mine as a one-section mine, meaning we have mined coal in only one area of the mine. We plan to begin operating the mine as a two-section mine during 2010. That is, we will mine coal in two areas of the mine at the same time. Optimally, Section I will be pillaring a developed panel, while in Section II, a panel is being developed. Because development mining involves significant roof support efforts and often discovers problem areas in the mine, such as faults in the coal seam or inflows of water, development mining is more capital intensive than pillaring. By operating two sections, the Company can blend the two types of mining and will have the flexibility to deal with adverse conditions which may affect mining in any one section. By operating two sections, the Company plans to increase production. In July 2009, the Company rebuilt and deployed a continuous miner, resulting in more efficient, consistent production. Management’s plan is to escalate production to an average of 60,000 tons per month by mid-2010 by leasing and deploying a second continuous miner In addition, the Company plans to lease and deploy a third continuous miner, a shuttle car, and other key equipment to enable the Horizon Mine to operate as a three-section mine by the end of 2010. With these equipment additions/upgrades and logistical adjustments, we expect monthly production to increase. However, there is no guarantee that production will increase in the future as planned.

Coal Production Costs

Our production costs during the year ended December 31, 2009 were $8.0 million, compared to $6.8 million for 2008. Production costs increased despite lower tonnage production from the Horizon Mine as compared to 2008 due to 1) encountering artesian water in the Horizon Mine during the first quarter, 2) equipment breakdowns encountered during the first six months of 2009, 3) downtime associated with sealing an obsolete section of the mine and moving production to another section of the Horizon Mine during the third quarter, 4) downtime associated with deploying new equipment during the third quarter, and 4) intermittently idling the mine during the fourth quarter due to decreased demand for our coal in accordance with market conditions in the western United States. We continued to recognize certain fixed production expenses despite lower production, resulting in overall higher production costs. In addition, the aforementioned equipment and mining conditions required the expenditure of additional labor and resources.

Gross Profit

Gross profit increased 37% from $524,651 for the year ended December 31, 2008 to $719,179 for the year ended December 31, 2009, primarily due to increased revenue for the reasons noted above.

General and Administrative Expense

General and administrative expenses for the year ended December 31, 2009 totaled $6.5 million, an increase of 11% over general and administrative expenses of $5.9 million in the prior year. The increase was primarily attributed to an increase in stock compensation expense related to stock issued to officers and third parties as compensation for services .

Loss from Operations

Loss from operations increased 28% from $4.5 million for the year ended December 31, 2008 to $7.1 million for the year ended December 31, 2009, primarily due to the increase in coal production costs as well as forfeited royalty payments,.

Other Income (Expenses)

For the year ended December 31, 2009, we had net other expenses of $1.6 million, compared to net other expenses of $1.2 million for the prior year. The $0.4 million net increase is primarily attributed to a $3.2 million change on extinguishment of debt ($2.8 million loss in 2009 compared to $0.4 million gain in 2008) and a $1.6 million increase in interest expense compared to 2008. This was offset by a $4.5 million change in the fair value of derivative liabilities.

Net Loss

For the reasons noted above, our net loss for the year ended December 31, 2009, increased 32% to $8.7 million, compared to $6.6 million in 2008.

Liquidity and Capital Resources

Our current liquidity position has allowed us to meet our ongoing Plan payment obligations and nominal working capital requirements to date. During 2009, we experienced unexpected equipment failures and difficult mining conditions, which had an adverse effect on production. We also had downtime and delays in production during the third quarter as we sealed a section of the Horizon Mine and began mining in another section of the mine. There were also short-term delays in production as we deployed new mining equipment in the Horizon Mine during the third quarter. In addition, beginning at the end of September, a few of our major customers either ceased or decreased their acceptance of our coal due to a buildup of coal inventories in the western United States. These unforeseen circumstances in demand resulted in decreased cash flows from operations during the fourth quarter of 2009 and the first quarter of 2010. We have recently executed additional coal sales contracts and have seen demand for our coal increase. However, due to the aforementioned challenges in production and coal sales, we may need to raise additional capital to meet our working capital needs during 2010. Due to delinquency of payments to certain creditors by our Company in late 2009 and through the date of this Report, certain debts to both related and third parties are in default. As a result, a total of approximately $7.2 million associated with Hidden Splendor’s Bankruptcy Plan of Reorganization is in default and due upon demand, of which approximately $4.6 million was previously scheduled to mature subsequent to 2010. The Company is working to remedy these defaults and, as of the date of this Report, no creditors have filed a default under the Plan with the bankruptcy court. In addition, due to the aforementioned defaults, approximately $7.8 million in other third party and related party debt, of which approximately $7 million was scheduled to mature in 2011, is now due on demand and is default. The Company has not received a notice of default of any of the aforementioned debt as of the date of this Report. In addition, the Company has approximately $237,000 in related party and third party debt that matures in 2010. In addition, we have accrued unpaid federal and state taxes and royalties of approximately $2,400,000 related to 2009 and 2010. As a result, we will likely be required to raise at least $4 million in capital to meet the aforementioned obligations and fund expected working capital required in 2010. Should the Company receive a notice of default and demand for immediate payment on any of the aforementioned debts, we will likely be required to raise up to a total of approximately $20 million. Our inability to obtain immediate financing from third parties will negatively impact our ability to fund operations and execute our business plan. Any failure to obtain such financing could force us to abandon or curtail our operations. There is no assurance that we can raise additional capital from external sources, the failure of which could cause us to sell assets or curtail operations. We have no credit facilities in place, and as the Company has no debt or equity funding commitments, we will need to rely upon best efforts financings. Our auditors have issued a going concern opinion for our consolidated financial statements due to the substantial doubt about our ability to continue as a going concern.

Trends, events or uncertainties which could impact either liquidity or revenues

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

Contractual Commitments

A tabular disclosure of contractual obligations at December 31, 2009, is as follows:

		Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt Obligations, excluding Plan of Reorganization Payments (1)	986,930	7,986,930	-	-	-

Plan of Reorganization Payments (1)	7,652,954	7,135,072	517,882	-	-
MSHA Citations & BLM Royalties	289,202	269,867	11,601	7,734	-
Purchase Obligations	-	-	-	-	-

Operating Leases	-	-	-	-	-

Consulting and Employment Agreements	524,000	524,000	-	-	-

Total	16,453,086	15,915,869	529,483	7,734	-

(1)

Includes loan amounts previously scheduled to mature in 2011 that have become due on demand as a result of default. The Company is working to remedy loan defaults. As of the date of this Report, none of the Company’s creditors have provided notice of default to the Company, nor have any creditors filed a notice of default under the bankruptcy Plan with the bankruptcy court.

Off-Balance Sheet Arrangements

As of December 31, 2009, the Company had no off-balance sheet arrangements.

Critical Accounting Policies

Use of Estimates - The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Property and Equipment - Property and equipment are carried at cost and include expenditures for new facilities and those expenditures that substantially increase the productive lives of existing equipment. Maintenance and repair costs are expensed as incurred. Mine development costs are capitalized and amortized by the units of production method over estimated total recoverable proven and probable reserves. Amortization of mineral rights is provided by the units of production method over estimated total recoverable proven and probable reserves.

Property and equipment are depreciated on a straight-line basis over the assets’ estimated useful lives. Fully depreciated property and equipment still in use are not eliminated from the accounts.

The Company assesses the carrying value of its property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured by comparing estimated undiscounted cash flows expected to be generated from such assets to their net book value. If net book value exceeds estimated cash flows, the asset is written down to its fair value. When an asset is retired or sold, its cost and related accumulated depreciation and amortization are removed from the accounts. The difference between the net book value of the asset and proceeds on disposition is recorded as a gain or loss.

Asset Retirement Obligations - FASB ASC 410-20 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Company’s asset retirement obligation (“ARO”) liabilities primarily consist of estimated costs related to reclaiming mines and related facilities in accordance with federal and state reclamation laws as defined by each mining permit.

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

Derivatives - In January 1, 2009, the Company adopted the guidance set out in FASB ASC 815-15 which provides the basis for determining whether an instrument (or an embedded feature) is indexed to an entity’s own stock. As a result of the adoption, the Company’s outstanding warrants that were previously classified in equity were reclassified to liabilities as of January 1, 2009 as these warrants contain exercise price reset features and were no longer deemed to be indexed to the Company’s own stock. See Note 11 for further discussion.

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

Share-Based Payments - The Company accounts for share-based payments in accordance with the authoritative guidance issued by the FASB on stock compensation, which establishes the accounting for transactions in which an entity exchanges its equity instruments for goods or services. Under the provisions of the authoritative guidance, share-based compensation expense is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the requisite employee service period (generally the vesting period). The Company estimates the fair value of share-based payments using the Black-Scholes option-pricing model. Additionally, share-based awards to non-employees are expensed over the period in which the related services are rendered at their fair value.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Not required.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

America West Resources, Inc.

Salt Lake City, Utah

We have audited the accompanying consolidated balance sheets of America West Resources, Inc. and subsidiaries ("the Company")

as of December 31, 2009 and 2008, and the related consolidated statements of operations, cash flows and changes in stockholders' deficit for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2009 and 2008, and the consolidated results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates continuity of business, realization of assets, and liquidation of liabilities in the ordinary course of business. As discussed in Note 3 to the consolidated financial statements, the Company has a working capital deficit and has incurred significant losses. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MaloneBailey, LLP

www.malone-bailey.com

Houston, Texas

April 14, 2010

America West Resources, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

	December 31,
	2009	2008
Assets
Current assets:
Cash and cash equivalents	$44,660	$157,472
Restricted cash	615,783	250,000
Accounts receivable	801,861	10,488
Inventory	44,441	-
Deferred financing costs	-	218,858
Prepaid expenses	96,822	-
Total current assets	1,603,567	636,818

Prepaid royalties	-	565,000
Deposits	76,617	102,245
Property and equipment:
Property and equipment	12,990,200	10,395,196
Land and mineral properties	12,316,706	7,920,390
Less: accumulated depreciation and depletion	(9,399,861)	(5,558,483)
Net property and equipment	15,907,045	12,757,103

Total assets	$17,587,229	$14,061,166

Liabilities and Stockholders’ Deficit
Current liabilities:
Bank overdraft	$607,021	$-
Accounts payable	2,911,594	1,068,802
Accounts payable-related party	146,600	-
Accrued expenses	2,562,769	1,028,904
Line of credit	34,500	69,000
Short-term debt – related party	1,607,000	1,065,000
Current maturities of long-term debt, net of unamortized discount of
$0 and $105,323	13,410,135	4,786,459
Derivative liabilities	3,195,870	-
Total current liabilities	24,475,489	8,018,165

Long-term debt, net of unamortized discount of $0 and $72,127	475,159	7,577,211
Asset retirement obligation	157,048	189,999
Total liabilities	25,107,696	15,785,375

Stockholders’ deficit:
Preferred stock, $0.0001 par value; 2,500,000 shares authorized; none
issued and outstanding	-	-
Common stock, $0.0001 par value; 300,000,000 shares authorized;
252,224,502 and 164,750,957 shares issued and outstanding,
respectively	25,225	16,476
Additional paid-in capital, net of subscription receivable at
December 31, 2008	15,415,206	12,515,287
Accumulated deficit	(22,960,898)	(14,255,972)
Total stockholders’ deficit	(7,520,467)	(1,724,209)

Total liabilities and stockholders’ deficit	$17,587,229	$14,061,166

The accompanying notes are an integral part of these consolidated financial statements.

America West Resources, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended
	December 31,
	2009	2008

Coal sales	$10,935,637	$7,304,068
Machine repair services	74,367	-
Total revenue	11,010,004	7,304,068

Cost of revenue:
Coal production costs	8,021,207	6,779,417
Coal purchases	2,206,258	-
Machine repair costs	63,360	-
Total cost of revenue	10,290,825	6,779,417

Gross profit	719,179	524,651

Operating expenses:
General and administrative	6,519,428	5,889,073
Forfeited royalty payments	1,275,000	-
Loss on disposal of assets	26,506	-

Loss from operations	(7,101,755)	(5,364,422)

Other income (expenses):
Gain on derivative liabilities	4,455,089	-
Interest income	5,862	-
Interest expense	(3,221,719)	(1,572,877)
Gain (loss) on extinguishment of debt	(2,842,403)	357,404
Total other expenses	(1,603,171)	(1,215,473)

Net Loss	$(8,704,926)	$(6,579,895)

Basic and Diluted Loss Per Share	$(0.04)	$(0.06)
Weighted Average Shares Outstanding
Basic and Diluted	199,359,493	108,712,335

The accompanying notes are an integral part of these consolidated financial statements.

America West Resources, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

Years Ended December 31, 2008 and 2009

			Additional
	Common Stock		Paid-in	Subscription	Accumulated
	Shares	Amount	Capital	Receivable	Deficit	Total

Balances, December 31, 2007	92,864,927	$9,287	$5,649,658	$-	$(7,676,077)	$(2,017,132)

Issuance of common stock for cash	67,569,364	6,757	10,136,866	(4,305,610)	-	5,838,013
Common stock issuance cost	-	-	(1,422,236)	-	-	(1,422,236)
Issuance of common stock for loan costs	250,000	25	67,475	-	-	67,500
Issuance of common stock for services	350,000	35	82,215	-	-	82,250
Issuance of common stock with related party debt	3,716,666	372	799,628	-	-	800,000
Debt discount due to imputed interest	-	-	180,452	-	-	180,452
Warrant expense	-	-	150,374	-	-	150,374
Option expense	-	-	824,889	-	-	824,889
Net liabilities assumed from MidState	-	-	(536,502)	-	-	(536,502)
Extinguishment of related party debt	-	-	888,078	-	-	888,078
Net loss	-	-	-	-	(6,579,895)	(6,579,895)
Balances, December 31, 2008	164,750,957	16,476	16,820,897	(4,305,610)	(14,255,972)	(1,724,209)

Issuance of common stock for cash	1,275,000	128	254,872	-	-	255,000
Common stock issuance cost	-	-	(135,860)	-	-	(135,860)
Issuance of common stock for loan costs	1,500,000	150	149,850	-	-	150,000
Issuance of common stock for services	8,046,640	805	887,841	-	-	888,646
Issuance of common stock with related and third party debt	55,510,000	5,551	2,328,489	-	-	2,334,040
Issuance of common stock for repayment of debt	5,000,000	500	649,500	-	-	650,000
Issuance of common stock for interest	12,682,222	1,269	1,013,309	-	-	1,014,578
Issuance of common stock for the exercise of warrants	3,459,683	346	345,622	-	-	345,968
Collection of subscription receivable	-	-	-	4,305,610	-	4,305,610
Initial recording of derivative liabilities	-	-	(7,957,849)	-	-	(7,957,849)
Derivative liability removed due to warrants exercised			306,890	-	-	306,890
Warrant expense	-	-	1,255	-	-	1,255
Option expense	-	-	750,390	-	-	750,390
Net loss	-	-	-	-	(8,704,926)	(8,704,926)
Balances, December 31, 2009	252,224,502	$25,225	$15,415,206	$-	$(22,960,898)	$(7,520,467)

The accompanying notes are an integral part of these consolidated financial statements.

America West Resources, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2009	2008
Cash Flows from Operating Activities:
Net Loss	$(8,704,926)	$(6,579,895)
Adjustments to reconcile net loss to net cash provided by (used in)
operating activities:
Depreciation and depletion	3,839,880	1,673,577
Amortization of debt discounts	1,027,394	803,002
Amortization of deferred financing costs	617,536	181,392
Accretion of asset retirement obligation	15,674	14,481
Loss on disposal of fixed assets	26,506	-
Common stock issued for services	888,646	82,250
Common stock issued for loan costs	150,000	67,500
Common stock issued for interest expense	373,643	-
Warrant expense	1,255	150,374
Option expense	750,390	824,889
Loss (gain) on extinguishment of debt	2,842,403	(357,404)
Forfeiture of royalty payments	1,275,000	-
Gain on derivative liabilities	(4,455,089)	-
Changes in current assets and liabilities:
Accounts receivable	(791,373)	109,662
Inventory	(44,441)	-
Prepaid expenses	(96,822)	-
Accounts payable	1,842,792	(752,281)
Accounts payable-related parties	146,600	-
Accrued liabilities	2,009,865	1,537,590
Net Cash Provided by (Used in) Operating Activities	1,714,933	(2,244,863)

Cash Flows from Investing Activities:
Restricted cash	(365,783)	(250,000)
Purchase of property and equipment	(2,485,492)	(790,095)
Capital expenditures for land and mineral properties	(4,494,941)	(3,955,713)
Advance royalty payments made	(710,000)	(565,000)
Proceeds from the sale of overriding royalty interest	50,000	-
Deposits	25,628	62,053
Net Cash Used in Investing Activities	(7,980,588)	(5,498,755)

Cash Flows from Financing Activities:
Bank overdraft	607,021	-
Proceeds from issuance of common stock, net of issuance costs	119,140	4,423,277
Proceeds from the exercise of warrants	345,968	-
Proceeds from (payments on) revolving credit	(34,500)	69,000
Proceeds from related party debt	2,382,000	1,065,000
Payments on related party debt	(1,840,000)	-
Proceeds from short term and long-term debt	3,314,039	2,800,000
Payments on short term and long-term debt	(2,480,385)	(561,625)
Cash received for stock issued with debt	150,000	-
Collection of subscription receivable	4,305,610	-
Cash paid for deferred financing costs	(716,050)	(400,250)
Net Cash Provided by Financing Activities	6,152,843	7,395,402

Net Decrease in Cash and Cash Equivalents	(112,812)	(348,216)
Cash and Cash Equivalents at Beginning of Period	157,472	505,688
Cash and Cash Equivalents at End of Period	$44,660	$157,472

Supplemental Information
Cash paid for interest	$417,202	$325,018
Cash paid for income taxes	-	-

Noncash Investing and Financing Activities
Common stock subscribed	$-	$4,305,610
Share issuance costs accrued	-	7,500
Debt discount due to common stock issued with debt	2,184,041	800,000
Debt discount due to imputed interest	-	180,452
Net liabilities assumed from Mid State	-	536,502
Extinguishment of related party debt	-	888,078
Property and equipment acquired through issuance of debt	134,520	-
Accrued interest converted to debt	476,000	-
Initial recording of derivative liabilities	7,957,849	-
Derivative liability removed from the exercise of warrants	306,890	-
Common stock issued for debt repayment	100,000	-
Revision of asset retirement obligation estimate	48,625	-

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

During 2009, America West launched America West Services and America West Marketing, wholly-owned subsidiaries of America West Resources. America West Services provides machine repair services to third parties and to Hidden Splendor Resources. America West Services provides these services using the equipment and repair facility assumed from Mid-State Services as part of the Plan of Reorganization related to the Chapter 11 proceeding of Hidden Splendor Resources and Mid-State Services. America West Marketing purchases coal from third parties and sells coal to Hidden Splendor Resources and third party customers.

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

Restricted Cash – Certain funds have been placed in a trust account for the purpose of purchasing mining equipment in the future.

Accounts Receivable - The Company's receivables are mainly from the Company's coal broker and are collected within a few weeks of production and shipment. As such no allowance for doubtful accounts is considered necessary.

Inventory – Inventory is stated at lower of cost or market, determined by the first-in, first-out method.

Property and Equipment - Property and equipment are carried at cost and include expenditures for new facilities and those expenditures that substantially increase the productive lives of existing equipment. Maintenance and repair costs are expensed as incurred. Mine development costs are capitalized and amortized by the units of production method over estimated total recoverable proven and probable reserves. Amortization of mineral rights is provided by the units of production method over estimated total recoverable proven and probable reserves.

Property and equipment are depreciated on a straight-line basis over the assets’ estimated useful lives. Fully depreciated property and equipment still in use are not eliminated from the accounts.

The Company assesses the carrying value of its property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured by comparing estimated undiscounted cash flows expected to be generated from such assets to their net book value. If net book value exceeds estimated cash flows, the asset is written down to its fair value. When an asset is retired or sold, its cost and related accumulated depreciation and amortization are removed from the accounts. The difference between the net book value of the asset and proceeds on disposition is recorded as a gain or loss.

Bank Overdraft – Under the Company’s cash management system, a bank overdraft balance exists for its primary disbursement account. This overdraft represents uncleared checks in excess of cash balances in the related bank account. The Company’s funds are transferred on an as-needed basis to pay for clearing checks.

Asset Retirement Obligations - FASB ASC 410-20 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Company’s asset retirement obligation (“ARO”) liabilities primarily consist of estimated costs related to reclaiming mines and related facilities in accordance with federal and state reclamation laws as defined by each mining permit.

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

Since January 1, 2007, America West accounts for uncertain tax positions in accordance with the authoritative guidance issued by the FASB on income taxes which addresses how we should recognize, measure and present in our financial statements uncertain tax positions that have been taken or are expected to be taken in a tax return. Pursuant to this guidance, the Company can recognize a tax benefit only if it is “more likely than not” that a particular tax position will be sustained upon examination or audit. To the extent the “more likely than not” standard has been satisfied, the benefit associated with a tax position is measured as the largest amount that is greater than 50% likely of being realized upon settlement. No liability for unrecognized tax benefits was recorded as of December 31, 2009 and 2008.

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

Share-Based Payments - The Company accounts for share-based payments in accordance with the authoritative guidance issued by the FASB on stock compensation, which establishes the accounting for transactions in which an entity exchanges its equity instruments for goods or services. Under the provisions of the authoritative guidance, share-based compensation expense is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the requisite employee service period (generally the vesting period). The Company estimates the fair value of share-based payments using the Black-Scholes option-pricing model. Additionally, share-based awards to non-employees are expensed over the period in which the related services are rendered at their fair value.

Basic and Diluted Loss per Share – Basic loss per share is calculated on the basis of weighted-average number of shares of common stock outstanding during the year. Diluted loss per share is computed using the weighted-average number of shares of common stock outstanding during the year, adjusted for the dilutive effect of common stock equivalents consisting of shares that would be issued upon exercise of common stock options and warrants.

Common stock equivalents pertaining to stock options and warrants were no included in the calculation of diluted loss per share because the effect would have been anti-dilutive due to the net losses for the years ended December 31, 2009 and 2008.

Fair Value of Financial Instruments - The carrying value of short-term financial instruments, including cash and cash equivalents, accounts receivable, inventories, accounts payable and accrued expenses and short-term borrowings approximate fair value due to the relatively short period to maturity for these instruments. The long-term borrowings approximate fair value since the related rates of interest approximates current market rates. See Note 11 – Derivatives for additional information.

Reclassifications - Certain 2008 amounts have been reclassified to agree with the 2009 financial statement presentation.

Principles of Consolidation - The consolidated financial statements include the financial information of America West Resources, Inc, and its wholly owned subsidiaries, Hidden Splendor Resources, Inc., America West Services, Inc. and America West Marketing, Inc. All significant inter-company accounts and transactions have been eliminated.

Newly Issued Accounting Pronouncements – On January 1, 2009, the Company adopted the guidance set out in FASB ASC 815-15 which provides the basis for determining whether an instrument (or an embedded feature) is indexed to an entity’s own stock. As a result of the adoption, the Company’s outstanding warrants that were previously classified in equity were reclassified to liabilities as of January 1, 2009 as these warrants contain exercise price reset features and were no longer deemed to be indexed to the Company’s own stock. See Note 11 for further discussion.

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

Effective third quarter of 2009, the Company implemented FASB ASC 855. This standard establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. The adoption of FASB ASC 855 did not impact the Company’s financial position or results of operations.

America West does not expect the adoption of any recently issued accounting pronouncements to have a significant impact on its financial position, results of operations or cash flows.

NOTE 3 - GOING CONCERN

As shown in the accompanying financial statements, America West incurred net losses of $8,704,926 and $6,579,895 for the years ended December 31, 2009, and 2008, respectively and had a working capital deficit of $22,871,922 as of December 31, 2009. These conditions raise substantial doubt as to America West’s ability to continue as a going concern. Management is attempting to enhance the operations of Hidden Splendor to achieve cash-positive operations. The financial statements do not include any adjustments that might be necessary if America West is unable to continue as a going concern.

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

America West recognized reorganization fees of $845,405 for the year ended December 31, 2008. These fees are comprised of legal and other expenses related to the Hidden Splendor bankruptcy.

NOTE 5 – PREPAID ROYALTIES

On July 2, 2008, America West entered into a six-year lease agreement to lease an abandoned coal mine known as the “Columbia" property. The property consists of 5,200 acres in Carbon County, Utah. The lease agreement calls for a six percent royalty to the lessor on all coal sales from the property and monthly prepaid royalty payments totaling approximately $2.2 million to be paid through March 2010. The lease agreement gave America West the exclusive option to purchase the property for a price ranging from $22,000,000 to $33,000,000, depending on the date of the purchase. As of December 31, 2009 and 2008, America West had paid $1,275,000 and $565,000, respectively, in prepaid royalties associated with the Columbia property. At December 31, 2009, America West is in default of this agreement due to nonpayment of several monthly royalty payments and America West no longer has a valid lease agreement. Therefore, the amount paid of $1,275,000 was fully expensed in 2009.

NOTE 6 – PROPERTY AND EQUIPMENT

Property and equipment consist of the following as of December 31, 2009 and 2008:

	December 31,
	2009	2008

Mining equipment	$12,877,123	$10,263,458
Vehicles	90,577	109,238
Office equipment	22,500	22,500
Land and mineral rights	12,316,706	7,920,390

Total	25,306,906	18,315,586
Less: accumulated depreciation and depletion	(9,399,861)	(5,558,483)

Net property and equipment	$15,907,045	$12,757,103

The capitalized asset retirement cost and the land and mineral rights are depleted based on the units of production method over the estimated reserves at the related mine, as discussed in Note 2. Depreciation is computed on a straight-line basis over the estimated useful lives of the assets, which were as follows:

Life
Mining equipment	5-7 years
Office equipment	5-7 years
Vehicles	5-7 years

Depreciation and depletion expense was $3,839,880 and $1,673,577 for the years ended December 31, 2009 and 2008, respectively. Depreciation and depletion expense is included with coal production costs in the consolidated statements of operations.

NOTE 7 – REVOLVING LINES OF CREDIT

During 2008, a line of credit was extinguished as part of the December 22, 2008 Chapter 11 Bankruptcy Plan of Reorganization and its outstanding balance of $57,301 was included in the gain on extinguishment of debt for the year ended December 31, 2008.

On September 29, 2008, America West obtained a $75,000 line of credit with a bank. The line of credit matures in April 2010 and bears interest at the prime rate plus two percent. The line of credit is currently in default and America West is negotiating new terms. The loan is secured by personal assets of an America West board member and shareholder. As consideration for the loan collateral, America West agreed to issue the board member 250,000 shares of common stock valued at $67,500. As of December 31, 2009 and 2008, the total outstanding balance on the line of credit was $34,500 and $69,000, respectively.

NOTE 8 – SHORT-TERM AND LONG-TERM DEBT

On October 9, 2008, America West obtained a $2,800,000 loan from a third party. The loan bears interest at 17% per annum. The original maturity date was October 9, 2009. On October 9, 2009, the loan was modified whereby the maturity date was extended to April 9, 2011. In addition, interest of $476,000 incurred from October 2008 to October 2009 was added to the original principal. One $500,000 payment is required on October 9, 2010 and the balance of principal and interest is due April 9, 2011. In addition, $100,000 of the principal was paid at the time of the refinancing by issuing 5,000,000 shares of common stock, resulting in a new loan amount of $3,176,000. The shares were valued at $650,000. If the loan is not repaid by October 9, 2010, the creditor will be awarded 2,000,000 warrants to purchase common stock at $.02 per share. If certain mine mortgage requirements are not met by May 31, 2010, America West will issue up to an additional 11,000,000 warrants to purchase common stock at $.01 per share. See Note 10 for valuation of warrants. America West evaluated the modification under FASB ASC 470-50 and determined that the modification was substantial and the revised terms constituted a debt extinguishment. As a result, a $550,000 loss on extinguishment of debt was recorded to reflect the difference between the amount of debt reduced and the fair value of the common stock issued during 2009. America West also incurred financing costs of $280,000 associated with the original loan. The costs were capitalized and amortized over the life of the loan using the effective interest rate method which resulted in $218,858 and $61,142 of amortization expense for the years ended December 31, 2009 and 2008, respectively. The outstanding principal balance on the loan was $3,176,000 and $2,800,000 as of December 31, 2009 and 2008, respectively. As of December 31, 2009, America West defaulted on this loan. Consequently, the loan is due on demand and the outstanding principal balance is reflected as part of current liabilities in the consolidated balance sheets.

On December 5, 2008, Hidden Splendor assumed a loan originally in the name of Mid-States Services, Inc. for $346,041 as part of the Chapter 11 Bankruptcy Plan of Reorganization. The bank loan bears interest at 7% per annum and has an aggregate monthly principal and interest payment of $6,090. The loan matures in November 2014. The outstanding principal balance at December 31, 2009, was $296,361. As of December 31, 2009, the Company defaulted on this loan. Consequently, is loan is due on demand and the outstanding principal balance is reflected as part of current liabilities in the consolidated balance sheets.

On December 5, 2008, Hidden Splendor assumed three automobile loans originally in the name of Mid-States Services, Inc. totaling $26,837 as part of the Chapter 11 Bankruptcy Plan of Reorganization. During 2009, a shareholder assumed one of the loans and the related vehicle. The remaining two loans bear interest at 12% per annum and have aggregate monthly principal and interest payments of $1,171. The loans are secured by the related automobiles and mature between September 2010 and January 2011. The outstanding principal balance on the loans at December 31, 2009, was $13,382.

On December 5, 2008, Hidden Splendor obtained new terms on existing bank loan number 9003 of $1,541,176 as part of the Chapter 11 Bankruptcy Plan of Reorganization. The loan bears interest at 7% per annum fixed, per the Plan, a decrease from the original rate of 11.25%. This loan has an aggregate monthly principal and interest payment of $27,125 and matures in November 2014. Principal and interest payments were made during the Chapter 11 bankruptcy proceeding which paid down the loan from $2,128,519 at December 31, 2007. The outstanding principal balance at December 31, 2009, was $1,319,917. As of December 31, 2009, the Company defaulted on this loan. Consequently, the loan is due on demand and the outstanding principal balance is reflected as part of current liabilities in the consolidated balance sheets.

On December 5, 2008, Hidden Splendor obtained new terms on its existing bank loan number 9005 of $1,499,187 as part of the Chapter 11 Bankruptcy Plan of Reorganization. The loan bears interest at 7% per annum fixed, per the Plan, a decrease from the original rate of 9.25%. This loan has an aggregate monthly principal and interest payment of $23,961 and matures in August 2015. Principal and interest payments were made during the Chapter 11 bankruptcy proceeding which paid down the loan from $2,009,457 at December 31, 2007. The outstanding principal balance at December 31, 2009, was $1,314,028. As of December 31, 2009, the Company defaulted on this loan. Consequently, the loan is due on demand and the outstanding principal balance is reflected as part of current liabilities in the consolidated balance sheets.

On December 5, 2008, Hidden Splendor obtained an arrearage loan (bank loan number 9004) with the aforementioned bank related to interest, bank fees, professional fees and unpaid principal on the aforementioned existing loans through the bankruptcy petition date of $2,358,952 as part of the Chapter 11 Bankruptcy Plan of Reorganization. The loan bears interest of 7% per annum and matures in August 2015. The loan has an aggregate monthly principal and interest payment of $37,703. The outstanding principal balance at December 31, 2009, was $2,067,607. As of December 31, 2009, the Company defaulted on this loan. Consequently, the loan is due on demand and the outstanding principal balance is reflected as part of current liabilities in the consolidated balance sheets.

On December 5, 2008, America West reclassified pre-petition trade accounts payable amounts owed to general unsecured creditors to a long-term debt owed to the general unsecured creditors per the Chapter 11 Bankruptcy Plan of Reorganization. Per the Plan, the amount was reduced by 30% to the amount of $1,965,093 and is payable in quarterly installments of $190,000 through December 2012. The loan is secured by Hidden Spendor’s assets. Interest was imputed on this loan using America West’s standard borrowing rate of 7% per annum. A discount of $180,452 was recorded on the loan and it is being amortized using the effective interest method over the life of the loan. The effective interest rate on the note is 6.82%. During the years ended December 31, 2009 and 2008, $177,450 and $3,002 of the discount was amortized and recorded as interest expense. The unamortized discount at December 31, 2009 and 2008 was $0 and $177,450, respectively. The outstanding principal balance at December 31, 2009, was $1,205,092. America West defaulted on this loan in the first quarter of 2010.. Consequently, the loan is due on demand and the outstanding principal balance is reflected as part of current liabilities in the consolidated balance sheets.

On December 5, 2008, Hidden Splendor obtained new payment terms on unpaid payroll and coal excise taxes totaling $1,528,835 as part of the Chapter 11 Bankruptcy Plan of Reorganization. The loan is secured by Hidden Splendor’s assets and is payable in quarterly payments of $162,156. The loan bears interest at 7% per annum and matures in September 2011. The outstanding principal balance at December 31, 2009, was $880,213. The Company defaulted on this loan in the first quarter of 2010. Consequently, the loan is due on demand and the outstanding principal balance is reflected as part of current liabilities in the consolidated balance sheets.

During 2007, The Howard Kent, Inc. Profit Sharing Plan, an entity controlled by the former spouse of a less than 10% shareholder of the Company, loaned America West $800,000. The loans bear interest at 8% to 8.25% and originally matured between May 2007 and June 2008. As part of the Chapter 11 Bankruptcy Plan of Reorganization, the principal balance was reduced to $475,000, the maturity date was extended to October 2012, and the loan interest rate was reduced to 8.1% per annum. The updated loan terms call for monthly interest-only payments the first 24 months, then monthly principal and interest payments the following 24 months. The principal that was extinguished was included in the gain on extinguishment of debt during 2008. The outstanding principal balance on the loan was $475,000 as of December 31, 2009 and 2008.

In January 2009, America West entered into a non-interest bearing promissory note to purchase land for $134,520. The note required monthly installments of $22,420 and matured on August 1, 2009. America West is in default and is currently negotiating a new maturity date for the loan. The outstanding principal balance at December 31, 2009, was $126,520.

On May 27, 2009, America West and its subsidiaries borrowed a total of $2,300,000, consisting of $1,495,000 from third parties and $805,000 from an affiliate of a director of America West. The notes bear interest at the rate of 16% compounded annually, with interest payable monthly commencing in August 2009, and the principal amount due at maturity, on May 27, 2011. The notes are secured by substantially all of the assets of America West Services, primarily consisting of mining equipment and a coal purchase agreement with a third party. America West has guaranteed the notes. As of December 31, 2009, America West defaulted on this loan. Consequently, the loan is due on demand and the outstanding principal balance is reflected as part of current liabilities in the consolidated balance sheets.

In relation to the above loans, America West issued the lenders 41,800,000 shares of the Company’s common stock for $150,000 cash and granted the lenders a royalty on the coal produced by Hidden Splendor for $50,000, subject to compliance with Hidden Splendor’s December 8, 2008 Plan of Reorganization. The royalty agreement expires in August 2018. The relative fair value of these shares is $1,483,642 and was recorded as a debt discount. This relative fair value of $1,483,642 along with the value of $150,000 allocated to the shares from the cash received resulted in a total value of $1,633,642 being recorded to additional paid-in capital. The debt discount is amortized over the life of the loans using the effective interest rate method. Amortization expense for the year ended December 31, 2009 was $149,545. In addition, America West incurred $380,000 in financing costs associated with this loan. These costs were capitalized and amortized over the life of the loan using the effective interest rate method. Amortization expense for the year ended December 31, 2009 was $62,628.

On October 23, 2009, the payment terms on the loans described above were modified whereby the interest incurred from the original issuance date of the loan through December 22, 2009 would be paid in common stock and interest accruing after December 22, 2009 is payable in monthly cash payments. In connection with this modification, 10,682,222 shares of common stock were issued to the lenders with a fair value of $854,578. America West evaluated the modification under FASB ASC 470-50 and determined that the modification was substantial and the revised terms constituted a debt extinguishment. As a result, a total loss on the extinguishment of $2,292,403 was recorded during the year ended December 31, 2009. The loss on the extinguishment of debt was comprised of the following: 1) $640,934 representing the difference between the interest repaid with stock and the fair value of the shares issued, 2) $1,334,097 representing the unamortized discount on the loans as of the date of modification and 3) $317,372 representing the unamortized deferred financing costs on the date of modification. The outstanding principal balance of the above loans at December 31, 2009 was $2,300,000, of which $805,000 is due to a related party.

During June and July 2009, America West and its subsidiaries borrowed an aggregate of $161,039. The loan proceeds were used to pay for business insurance. The notes bear interest at 4.27% per annum and mature on March 4, 2010. The outstanding principal balance at December 31, 2009, was $58,174.

On October 13, 2009, America West and its subsidiaries issued a promissory note for $200,000. The note bears interest at the rate of 10% per annum and matures on October 13, 2010. Two million (2,000,000) common shares were also issued to the creditor in connection with the debt. The relative fair value of these shares was $104,762 and was recorded as a discount to the debt. The debt discount is being amortized over the term of the debt using the effective interest method. The loan was repaid in full on November 7, 2009. Consequently, the debt discount was fully amortized to interest expense during the year. In addition, America West incurred financing costs of $10,000 associated with the loan. The costs were capitalized and the entire amount was amortized to interest expense during the year ended December 31, 2009.

On October 23, 2009, America West and its subsidiaries borrowed a total of $1,508,000, consisting of $983,000 from third parties and $525,000 from an affiliate of a director of America West. The notes bear interest at the rate of 16% compounded annually. Interest from the original issue date through December 22, 2009 was paid through issuance of 2,000,000 shares of common stock valued at $160,000. The amount of interest paid was $40,000 and, therefore, an additional $120,000 of interest expense was recorded. The notes mature at the earliest of i) May 27, 2011 or ii) the closing of $10,000,000 debt or equity financing. The notes are secured by substantially all of the assets of America West Services, primarily consisting of mining equipment and a coal purchase agreement with a third party. America West has guaranteed the notes. In addition, America West incurred $265,000 in financing costs associated with this loan. These costs are fully amortized to interest expense for the year ended December 31, 2009 as a result of the loan default noted below. The outstanding principal balance at December 31, 2009, was $1,508,000, of which $525,000 was from a related party. As of December 31, 2009, America West defaulted on this loan. Consequently, the loan is due on demand and the outstanding principal balance is reflected as part of current liabilities in the consolidated balance sheets.

On November 11, 2009, America West and its subsidiaries issued a promissory note for $150,000. The note bears interest at the rate of 10% per annum and matures on November 11, 2010. One million, five hundred thousand (1,500,000) common shares were also issued to the creditor in connection with the debt. The relative fair value of these shares was $75,000 and was recorded as a discount to the debt. The debt discount was fully amortized to interest expense for the year ended December 31, 2009 as a result of the loan default noted below. The outstanding principal balance at December 31, 2009 was $150,000. As of December 31, 2009, America West defaulted on this loan. Consequently, the loan is due on demand and the outstanding principal balance is reflected as part of current liabilities in the consolidated balance sheets.

On January 27, 2010, America West and its subsidiaries signed a note to borrow a total of $1,000,000, consisting of four draws. The note bears interest at the rate of 10% per annum, with interest and principal amount due at maturity, on March 1, 2010. Two of the four draws occurred in December 2009 and totaled $325,000. Three million, two hundred fifty thousand (3,250,000) common shares were also issued to the creditor in connection with the debt. An additional 6,750,000 shares will be issued in 2010 as the remaining loan is disbursed. The relative fair value of the 3,250,000 shares was $159,596 and was recorded as a discount to the debt. The debt discount was fully amortized and recorded as interest expense for the year ended December 31, 2009 as a result of the loan default noted below. The notes are secured by substantially all of the assets of America West Services, primarily consisting of mining equipment and a coal purchase agreement with a third party. America West has guaranteed the notes. The outstanding principal balance at December 31, 2009, was $325,000. As of December 31, 2009, America West defaulted on this loan. Consequently, the loan is due on demand and the outstanding principal balance is reflected as part of current liabilities in the consolidated balance sheets.

A summary of the outstanding third party debt at December 31, 2009 and 2008 is as follows:

	Interest	December 31,
	Rate	2009	2008

Third party loan	17%	$3,176,000	$2,800,000
Mid State bank loan assumed	7%	296,361	346,041
Mid State automobile loans assumed	12%	13,382	26,837
Howard Kent loan	8% - 8.25%	475,000	475,000
Bank loan number 9003	7%	1,319,917	1,541,175
Arrearage loan	7%	2,067,607	2,358,952
Bank loan number 9005	7%	1,314,028	1,499,187
General unsecured creditors loan	-	1,205,092	1,965,093
Unamortized discount on general unsecured creditors loan	-	-	(177,450)
Accrued payroll & coal excise tax loan	7%	880,213	1,528,835
Property loan	-	126,520	-
Insurance loan	4.27%	58,174	-
Operating loans	16%	2,478,000	-
Operating loans	10%	475,000	-
Total debt		13,885,294	12,363,670

Current portion of debt		13,410,135	4,786,459

Long-term portion of debt		$475,159	$7,577,211

Minimum principal payments on the above loans for each of the five years subsequent to December 31, 2009 are as follows:

2010	$13,410,135
2011	159
2012	475,000
2013	-
2014	-
Thereafter	-
$13,885,294

NOTE 9 – RELATED PARTY TRANSACTIONS

Related Party Debt

During 2008, related party shareholders loaned America West a total of $1,065,000. The notes accrue interest at 10% per annum and originally matured on December 31, 2008. Three million, seven hundred sixteen thousand, six hundred and sixty-six (3,716,666) common shares were also issued to the shareholders in connection with the debt. The relative fair value of these shares was $800,000 and was recorded as a discount to the debt. The debt discount is being amortized over the term of the debt using the effective interest method. During the year ended December 31, 2008, the entire discount was amortized and recorded as interest expense. On December 31, 2008, the maturity date was extended to the earlier of (i) March 31, 2009 or (ii) the closing of a $10,000,000 debt or equity financing of America West Resources, Inc. America West evaluated the modification under FASB ASC 470-50 and concluded that the revised terms constituted a debt modification rather than a debt extinguishment. America West repaid these related party loans in full in January 2009.

In May 2009, an entity controlled by a director of America West loaned the Company $805,000. In relation to the financing, America West issued 14,630,000 shares of its common stock for $52,500 cash. In addition, the entity was granted the right to a $17,500 royalty on coal produced. America West recognized royalty expense during the year of $9,489. See also Note 8 above for full details regarding the debt and equity financing. As of December 31, 2009, America West defaulted on this loan. Consequently, the loan is due on demand and the outstanding principal balance is reflected as part of current liabilities in the consolidated balance sheets.

Likewise, on various dates in 2009, certain officers, directors and affiliates advanced to America West an aggregate amount of $397,000 of which $345,000 was repaid during the year. These notes accrue interest at 12% per annum and originally matured on the earlier of (i) May 22, 2009 or (ii) the closing of a $10,000,000 debt or equity financing by America West. As additional consideration, a total of 510,000 common shares were also issued to the related party lenders. The relative fair value of these shares is $25,500 and was recorded as a debt discount. The discount was fully amortized to interest expense over the original life of the loans using the effective interest method. In an event of default, the unpaid principal and accrued interest due under the notes is convertible into common shares at a conversion price equal to $0.02 per share. The maturity date on the unpaid loans was extended twice in 2009, with the first extended maturity date being November 22, 2009 and then May 31, 2010. America West evaluated each modification under FASB ASC 470-50 and concluded that the revised terms constituted a debt modification rather than a debt extinguishment. The unpaid principal balance on the loans at December 31, 2009, was $52,000.

On May 1, 2009, America West issued a non-interest bearing, demand note to an entity controlled by a director of America West for $10,000. The note was paid in full on May 28, 2009.

On October 23, 2009, America West and its subsidiaries borrowed a total of $1,508,000, consisting of $983,000 from third parties and $525,000 from an entity controlled by a director of America West. The notes bear interest at the rate of 16% compounded annually, with interest from the original issue date through December 22, 2009 payable in common stock. Interest accruing after December 22, 2009 is payable in monthly cash payments. The maturity date is the earliest of i) May 27, 2011, or ii) the occurrence of an event of default r iii) the closing of $10,000,000 debt or equity financing of America West Resources, Inc. The notes are secured by substantially all of the assets of America West Services, primarily consisting of mining equipment and a coal purchase agreement with a third party. America West has guaranteed the notes. See Note 8 for full details regarding this financing. As of December 31, 2009, America West defaulted on this loan. Consequently, the loan is due on demand and the outstanding principal balance is reflected as part of current liabilities in the consolidated balance sheets.

Likewise, in between October and December 2009, certain officers, directors and affiliates advanced to America West an aggregate of $645,000 of which $420,000 was repaid during the year. The outstanding notes accrue interest at 10% per annum and mature on various dates between October and December 2010. As additional consideration, a total of 6,450,000 common shares were also issued to the related party lenders. The relative fair value of these shares is $335,541 and was recorded as a debt discount. Also, America West incurred $61,050 in financing costs associated with these loans. The discount and deferred financing costs are fully amortized to interest expense for the year ended December 31, 2009 as a result of the loan default noted below. The outstanding principal balance on the notes at December 31, 2009 was $225,000. As of December 31, 2009, America West defaulted on this loan. Consequently, the loan is due on demand and the outstanding principal balance is reflected as part of current liabilities in the consolidated balance sheets.

Other Related Party Transactions

During 2009 and in previous years, a shareholder pledged personal assets as security for a performance bond related to the federal coal lease for Hidden Splendor.

During 2009 and in previous years, a shareholder pledged personal assets as security for a reclamation obligation to the State of Utah for Hidden Splendor.

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

During 2008 and previous years, a significant amount of supplies and equipment were purchased by Hidden Splendor from Mid-State Services (“Mid-State”), a company owned by certain stockholders of America West. Expenses for supplies and equipment purchased from Mid-State were $107,651 for the year ended December 31, 2008. During the twelve months ended 2008, Mid-State provided management services to Hidden Splendor and received $10,000 in management fees, which included administrative expenses. In previous years, Hidden Splendor had also occasionally advanced funds to Mid-State. Accounting for amounts owed to Mid-State for supplies, equipment, and services, and the amounts advanced to Mid-State, as of December 31, 2007, the net amount owed by Hidden Splendor to Mid-State was $33,083. In accordance with Hidden Splendor’s Chapter 11 bankruptcy proceeding, per Hidden Splendor’s plan of reorganization, effective on December 19, 2008, Hidden Splendor assumed all of Mid-State’s debt and assets. As a result, the related party receivable with Mid-State was eliminated as of December 19, 2008.

During the years ended December 31, 2009 and 2008, Hidden Splendor paid $6,000 and $12,000 for office space rent to an entity owned by certain stockholders of America West. Hidden Splendor accrued an additional $129,600 and $13,200 for rent not paid to the related party entity as of December 31, 2009 and 2008, respectively. In addition, Hidden Splendor leases certain water rights from the entity. During 2009, Hidden Splendor accrued $12,000 for the rent of these water rights.

Hidden Splendor ships a portion of its coal utilizing a trucking company owned by America West's chief executive officer. During the year ended December 31, 2009, Hidden Splendor paid the trucking company a total of $142,463. This is included in coal production costs in the consolidated statements of operations.

During 2009, an officer assumed a vehicle loan and took ownership of the vehicle. The debt assumed was approximately $3,400 and the net book value of the vehicle was $6,184.

During 2009, certain shareholders paid various invoices for America West and its subsidiaries which resulted in accounts payable due to related parties of $5,000.

NOTE 10 – STOCKHOLDERS’ EQUITY

Common Stock

During the year ended December 31, 2008, America West issued 41,779,999 common shares and 187,500 common stock warrants for $4,985,750 cash and incurred $570,035 in share issuance costs associated with the issuance.

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

In October 2008, a shareholder pledged personal assets as security for a bank loan to America West. In relation to the collateral provided, the shareholder was issued 250,000 shares in December 2008. The shares were valued at $67,500 and recorded to interest expense.

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

During the year ended December 31, 2009, America West issued an aggregate of 8,046,640 common shares for services valued at $888,646.

In June 2009, two parties related to America West signed personal guarantees for some of America West’s debt. As a result, America West granted these parties an aggregate of 1,500,000 common shares. The shares were valued at $150,000 and recorded to interest expense.

During the year ended December 31, 2009, America West issued an aggregate of 55,510,000 common shares with debt and had a total value of $2,334,040. See Notes 8 and 9 above for details.

In October 2009, America West issued 5,000,000 shares as repayment of a portion of third party debt amounting to $100,000. These shares were valued at $650,000 and the excess amount of $550,000 was recognized as a loss on extinguishment of debt.

In December 2009, America West issued an aggregate of 3,459,683 common shares in exchange for exercising 3,459,683 warrants. America West received cash of $277,492 net of share issuance costs of $68,476.

In December 31, 2009, America West issued an aggregate of 12,682,222 common shares, valued at $1,014,578, as payment of accrued interest on various loans.

Options

On July 3, 2008, America West granted employees and officers options to purchase an aggregate 4,237,500 common shares at exercise prices ranging from $0.40 to $0.45. The options vest one third per year through July 3, 2010 and have a term of five years. The fair value of the options was determined to be $1,438,973 using the Black-Scholes stock option valuation model. The significant assumptions used in the valuation were: the exercise prices noted above; the market value of America West’s common stock on July 3, 2008, $0.35; expected volatilities between 237.25% and 286.65%; risk free interest rate of 3.28%; and expected terms between 2.5 and 3.5 years. During the years ended December 31, 2009 and 2008, $490,441 and $824,889 of this fair value was expensed and the remaining $123,642 will be expensed over the remaining vesting period of the options.

On January 15, 2009, America West entered into an employment agreement with its chief financial officer. The agreement terminates on December 31, 2010. Pursuant to the terms of the agreement, America West granted its chief financial officer options to purchase 2,000,000 shares of its common stock at an exercise price of $0.01 per share. The options vest at a rate of 400,000 shares per calendar quarter-end with full vesting being completed on March 31, 2010 and an expiration on January 30, 2019. The grant date fair value of the options was determined to be $377,031 using the Black-Scholes stock option valuation model. The significant assumptions used in the valuation were: the exercise price noted above; the market value of America West’s common stock on January 15, 2009, $0.19; expected volatilities between 231.02% and 251.56%; risk free interest rate of 1.01%; and expected terms between 2.6 and 3.1 years. The chief financial officer resigned on October 1, 2009. In accordance with the terms of the option agreement, 800,000 of the options were forfeited. For the year ended December 31, 2009, the Company recognized the related expense on the 1.2 million options that vested amounting to $226,215.

On September 22, 2009, America West granted employees options to purchase an aggregate 1,310,000 common shares at an exercise price of $0.10. The options vest 100% on September 22, 2010 and have a term of the earlier of 1) 3 years from the vesting date, or 2) six months upon the employee’s termination. The fair value of the options was determined to be $123,129 using the Black-Scholes stock option valuation model. The significant assumptions used in the valuation were: the exercise price noted above; the market value of America West’s common stock on September 22, 2009, $0.099; expected volatility of 246.69%; risk free interest rate of 1.28%; and an expected term of 2.5 years. During the year ended December 31, 2009, $33,734 of this fair value was expensed and the remaining $89,395 will be expensed over the remaining vesting period of the options.

A summary of option transactions for the years ended December 31, 2009 and 2008 is as follows:

		Wtd. Avg.
		Exercise
	Options	Price
Outstanding at December 31, 2007	-	$-
Granted	4,237,500	0.44
Exercised	-	-
Forfeited	-	-
Outstanding at December 31, 2008	4,237,500	0.44
Granted	3,310,000	0.05
Exercised	-	-
Forfeited	(800,000)	(0.01)
Outstanding at December 31, 2009	6,747,500	0.30
Exercisable at end of year	4,025,000	$0.31

At December 31, 2009, the range of exercise prices and the weighted average remaining contractual life of the options outstanding were $0.01 to $0.45 and 3.65 years, respectively. The intrinsic value of the exercisable options outstanding at December 31, 2009 was $144,000. At December 31, 2008, the range of exercise prices and the weighted average remaining contractual life of the options outstanding were $0.40 to $0.45 and 4.51 years, respectively. The exercisable options outstanding at December 31, 2008 had no intrinsic value.

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

On July 3, 2008, America West entered into a six-month service agreement engaging a consultant. Pursuant to the agreement, America West granted the consultant warrants to purchase 500,000 shares of America West common stock with exercise prices ranging from $0.15 to $0.45. The warrants vest immediately and expire on January 3, 2009. The fair value of the warrants was determined to be $76,970 using the Black-Scholes stock option valuation model. The significant assumptions used in the valuation were: the exercise prices noted above; the market value of America West’s common stock on July 3, 2008, $0.35; expected volatility of 208.67%; risk free interest rate of 2.09%; and an expected term of three months. During the year ended December 31, 2008, $75,715 of this fair value was expensed. The remaining $1,255 was expensed during 2009.

During August 2008, America West sold 187,500 common stock warrants along with 375,000 common shares for cash. The warrants vest immediately, have an exercise price of $0.30 per share and expire 2 years from the date of grant.

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

As part of the private placement mentioned under “common stock” above, on December 31, 2008, America West sold investors 12,894,683 common stock warrants. The warrants are exercisable at $0.30 per share, vest immediately and have a term of five years. On October 1, 2009, the exercise price was lowered to $0.10 per share and 3,459,683 warrants were exercised.

In January 2009, America West sold 8.5 units in a private placement. Each unit consisted of 150,000 common shares and 75,000 common stock warrants. A total of 1,275,000 common shares and 637,500 common stock warrants were sold. The warrants are exercisable at $0.30 per share, vest immediately and have a term of five years.

On October 9, 2009, America West granted warrants, with an exercise price of $0.02, in conjunction with a loan. See Note 8 for full details. 2,000,000 warrants are exercisable on October 9, 2010, if America West has not repaid all principal of $3,176,000 and the interest associated with the loan. The fair value of the warrants was determined to be $260,000. In addition, 11,000,000 warrants, with an exercise price of $0.01, are exercisable on May 31, 2010, if America West does not satisfy a certain mortgage requirement related to the Horizon Mine by May 31, 2010. The fair value of the warrants was determined to be $1,429,999. All of the above warrants have a term of 10 years. The Black-Scholes stock option valuation model was used to determine the fair value of the warrants. The significant assumptions used in the valuation were: the exercise prices noted above; the market value of America West’s common stock on October 9, 2009, $0.13; expected volatility of 292%; risk free interest rate of 3.4%; and expected terms of ten years. The fair value of these warrants was not recognized during 2009 as the warrants can only be exercised when certain performance conditions, as indicated above, are met.

A summary of warrant transactions for the years ended December 31, 2009 and 2008 is as follows:

		Wtd. Avg.
		Exercise
	Warrants	Price
Outstanding at December 31, 2007	-	$-
Granted	28,982,183	0.15
Exercised	-	-
Forfeited	-	-
Outstanding at December 31 ,2008	28,982,183	0.15
Granted	13,637,500	0.03
Exercised	(3,459,683)	(0.30)
Forfeited	(500,000)	(0.33)
Outstanding at December 31 ,2009	38,660,000	0.09
Exercisable at end of year	25,660,000	$0.13

At December 31, 2009, the range of exercise prices and the weighted average remaining contractual life of the warrants outstanding were $0.01 to $0.42 and 5.83 years, respectively. The intrinsic value of the exercisable warrants outstanding at December 31, 2009, was $1,800,000.

At December 31, 2008, the range of exercise prices and the weighted average remaining contractual life of the warrants outstanding were $0.01 to $0.45 and 4.75 years, respectively. The intrinsic value of the exercisable warrants outstanding at December 31, 2008, was $4,068,000.

NOTE 11 – DERIVATIVES

On January 1, 2009 America West adopted FASB ASC 815-15, and as a result an aggregate 27,894,683 outstanding warrants containing exercise price reset provisions that were previously classified in equity were reclassified to derivative liabilities. In addition, the 637,500 warrants granted on January 9, 2009 contain the same reset provision and were recorded as derivative liabilities. As of January 1, 2009, these warrants were no longer deemed to be indexed to America West’s own stock. The fair value of these liabilities as of January 1, 2009 and January 9, 2009 totaled $7,957,849 and was removed from additional paid-in capital. The fair value of these liabilities as of December 31, 2009 totaled $3,195,870. The change in fair value of $4,455,089 was recorded as a gain during the year ended December 31, 2009. In addition, 3,459,863 warrants were exercised. As a result, $306,890 of the derivative liability was removed and added to additional paid-in capital. The Black Scholes stock option valuation model was used to determine the fair values. The significant assumptions used in the January 1, 2009 and January 9, 2009 valuations were: the exercise prices of $0.01 and $0.30; the market value of America West’s common stock on January 1, 2009 and January 9, 2009, $0.28 and $0.24; expected volatilities between 287.92% and 289.17%; risk free interest rates between 1.51% and 1.55%; and remaining contract terms between 4.83and 5.00 years. The significant assumptions used in the December 31, 2009 valuation were: the exercise prices of $0.01 and $0.30; the market value of America West’s common stock on December 31, 2009, $0.13; expected volatilities between 220.22% and 225.41%; risk free interest rate of 2.20%; and remaining contract terms between 3.84 and 4.03 years. There is no cumulative effect to adjust retained earnings due to 15,000,000 of these warrants being issued in connection with an investment banking agreement related to capital raise and thus scoped out from FASB ASC 815-15. The service agreement was fulfilled at the end of 2008 and therefore the derivative liability is first recorded on January 1, 2009. The other 12,894,683 warrants granted prior to January 1, 2009 were granted on December 31, 2008. The change in the fair value of these warrants between December 31, 2008 and January 1, 2009 was negligible.

Fair value measurement

America West values its warrant instruments under FASB ASC 820 which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The provisions of ASC 820 were effective January 1, 2008.

As defined in ASC 820, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). America West utilizes market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated, or generally unobservable. America West classifies fair value balances based on the observability of those inputs. ASC 820 establishes a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurement) and the lowest priority to unobservable inputs (level 3 measurement).

The three levels of the fair value hierarchy defined by ASC 820 are as follows:

Level 1 – Quoted prices are available in active markets for identical assets or liabilities as of the reporting date. Active markets are those in which transactions for the asset or liability occur in sufficient frequency and volume to provide pricing information on an ongoing basis. Level 1 primarily consists of financial instruments such as exchange-traded derivatives, marketable securities and listed equities.

Level 2 – Pricing inputs are other than quoted prices in active markets included in level 1, which are either directly or indirectly observable as of the reported date. Level 2 includes those financial instruments that are valued using models or other valuation methodologies. These models are primarily industry-standard models that consider various assumptions, including quoted forward prices for commodities, time value, volatility factors, and current market and contractual prices for the underlying instruments, as well as other relevant economic measures. Substantially all of these assumptions are observable in the marketplace throughout the full term of the instrument, can be derived from observable data or are supported by observable levels at which transactions are executed in the marketplace. Instruments in this category generally include non-exchange-traded derivatives such as commodity swaps, interest rate swaps, options and collars.

Level 3 – Pricing inputs include significant inputs that are generally less observable from objective sources. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value.

America West uses Level 2 to value its warrant instruments.

The following table sets forth by level with the fair value hierarchy the Company’s financial assets and liabilities measured at fair value on December 31, 2009.

	Level 1	Level 2	Level 3	Total
Assets
None	$—	$-	$—	$-

Liabilities
Derivative financial instruments	$—	$3,195,870	$—	$3,195,870

NOTE 12 – COMMITMENTS & CONTINGENCIES

The Company has an existing coal lease agreement with the U.S. Bureau of Land Management (“BLM”). Rental payments of $3,867 are payable to the BLM by the first of September each year. In addition, a royalty payment of eight percent of gross sales for production up to 900,000 tons is due to the BLM each month. The Company is also required to make payments each quarter to the Bureau of Land Reclamation. The payment is equal to $0.15 per ton of coal mined.

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

On December 28, 2007, America West entered into an employment agreement with its current chairman. The agreement terminates on December 31, 2010. Per the employment agreement, an initial base salary of $150,000 per year would be paid through June 30, 2008, and the salary escalated to $250,000 per year on June 30, 2008. In addition, the employment agreement had certain cash bonus provisions, which were amended in December 2008. Per the employment agreement amendment, the chairman received a $20,000 cash bonus payable upon the closing of $5,000,000 cumulative gross proceeds from equity financing, and another $20,000 cash bonus shall be payable upon America West’s provision of two consecutive months of positive cash flows. In addition, per the agreement, in January 2009 and January 2010, the chairman was to be issued an amount of options to purchase shares of America West common stock equivalent to one percent of the outstanding common shares at the time of issuance. These shares were authorized to be issued in March 2010. See Note 16 for further details.

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

Occasionally, Hidden Splendor is issued citations by the Mine Safety and Health Administration in connection with regular inspections of the Horizon Mine. At times, Hidden Splendor challenges citations, resulting in reductions to proposed penalties or administrative adjudications with no penalties. As of December 31, 2009, Hidden Splendor had challenges pending in several administrative actions. Such actions cover a total of approximately $531,481 of proposed, assessed penalties. Management has determined that of the total amount, the probable liability arising from these citations is approximately $266,000 which has been accrued at December 31, 2009.

On October 9, 2009, America West entered into a loan that requires royalty payments on each ton of coal produced. The current rate per ton is $0.25. This rate lasts until August 2016 when the rate increases to $1.00 per ton of coal produced. The $1.00 per ton rate remains in effect until August 2018.

In January 2009, the United States Department of Labor and a former employee of the Hidden Splendor Resources, Inc. brought an action before the Office of Administrative Law Judges in Federal Mine Safety and Health Review Commission naming Hidden Splendor as the respondent. In that action, petitioners claim the former employee was wrongfully discharged and seek damages against Hidden Splendor for that alleged wrongful discharge. Hidden Splendor denies that the employee in question was wrongfully discharged and denies the employee in question and the Department of Labor are entitled to any relief sought in this action. Though America West is confident its subsidiary will prevail in this action, the outcome of this, or any pending action, is uncertain.

Minimum payments on the commitments described above for each of the five years subsequent to December 31, 2010 are as follows:

2010	$638,867
2011	3,867
2012	3,867
2013	3,867
2014	3,867
Thereafter	-
$654,335

NOTE 13 – MAJOR CUSTOMERS

During 2009 three customers each accounted for more than 10% of America West’s coal sales. During 2008, four customers each accounted for more than 10% of America West’s coal sales.

NOTE 14 – ASSET RETIREMENT OBLIGATION

The following table summarizes the changes in America West’s asset retirement obligation for the years ended December 31, 2009 and 2008.

	2009	2008
Asset retirement obligation, January 1	$189,999	$175,519
Asset retirement obligations incurred in the period	-	-
Asset retirement obligations settled in the period	-	-
Accretion expense	15,674	14,480
Revisions in accounting estimate	(48,625)	-
Asset retirement obligation, December 31	$157,048	$189,999

NOTE 15 – INCOME TAX EXPENSE

At December 31, 2009, America West had unused federal and state net operating loss carryforwards available of approximately $28,800,000, which may be applied against future taxable income, if any, and which expire in various years through 2029. The Internal Revenue Code contains provisions which likely will reduce or limit the availability and utilization of these net operating loss carryforwards. For example, limitations are imposed on the utilization of net operating loss carryforwards if certain ownership changes have taken place or will take place. The Company has not performed an analysis to determine whether any such limitations have occurred.

The temporary differences and carryforwards which give rise to the deferred income tax assets as of December 31, 2009 and 2008 are as follows:

	2009	2008

Depreciation	$(610,000)	$(641,000)
Stock based compensation	829,000	332,000
Federal and Utah net operating loss carryovers	11,522,000	5,742,000
Total deferred income tax assets	11,741,000	5,433,000
Valuation allowance	(11,741,000)	(5,433,000)
Net deferred income tax asset	$-	$-

A reconciliation of income taxes at the federal statutory rate to actual income tax expense is as follows:

	2009	2008

Federal benefit at statutory rate (34%)	$(3,676,000)	$(1,900,000)
State income taxes, net of federal tax	(649,000)	(332,000)
Valuation allowance	4,325,000	2,232,000
Net tax expense	$-	$-

NOTE 16 – DEFINED CONTRIBUTION PENSION PLAN

We provide a defined contribution plan for our employees meeting minimum service requirements. Employees can contribute up to 100% of their current compensation to the plan subject to certain statutory limitations. We contribute up to a maximum of 3% of an employee’s compensation and plan participants are fully-vested in the Company’s contributions immediately. We made contributions to the plan of approximately $14,000 and $23,000 during the years ended December 31, 2009 and 2008, respectively.

NOTE 17 - SUBSEQUENT EVENTS

On January 15, 2010, America West issued 150,000 shares of common stock for services rendered valued at $23,250.

In January 2010, America West received the remaining $675,000 of the $1 million loan dated January 27, 2010 that is described in Note 8. 6,750,000 shares of common stock were issued in conjunction with this debt.

On January 26, 2010, America West issued 300,000 shares of common stock for services rendered valued at $42,000.

On various dates in 2010, America West borrowed a total of $1 million from a third party. The loans bear interest of 10% per annum and are due on various dates in March and April 2010. In addition, a total of 10 million shares of common stock were issued with these loans.

On February 12, 2010 America West borrowed $50,000 from a related party. The loan bears interest at 10% per annum and is due on May 15, 2010. In addition, America West issued 500,000 common shares with the debt.

On March 1, 2010, America West entered into a six month consulting agreement whereby America West paid the first monthly payment of $4,000 upon signing the agreement, issued 134,000 shares of common stock, and issued 100,000 warrants to purchase shares of common stock. The value of the 134,000 shares of common stock was $24,120. 50,000 of the warrants, with an exercise price of $0.23 per share are exercisable immediately. The remaining 50,000 warrants, with an exercise price of $0.27 per share are exercisable on June 1, 2010.

On March 24, 2010, America West entered into a settlement agreement to settle fees due under a consulting agreement totaling $70,000. Pursuant to the settlement agreement, America West issued 300,000 common shares and paid $15,000 in cash. America West also agreed to pay $35,000 upon the successful closing of a $7,500,000 debt or equity raise.

On March 26, 2010, America West entered into the following transactions:

Granted 8,260,000 stock options with an exercise price of $0.20 per share, vesting 100% on March 24, 2011 with a term of 3 years from the vesting date

Granted 800,000 shares of common stock, with a value of $128,000, to its Chief Financial Officer for services rendered

Granted 170,000 shares of common stock, with a value of $27,200, to its Chief Executive Officer in consideration for his personal guarantee of the Company’s federal bond obligation

Granted 484,000 shares of common stock, with a value of $77,440, to its Chief Executive Officer for its guarantee of the Company’s reclamation obligation

Granted 3,949,543 options to its Chief Executive Officer to purchase shares of common stock with an exercise price of $0.20 per share, vesting immediately with a term of 3 years

During the first quarter of fiscal 2010, America West exceeded its authorized shares through the issuance of common stock and instruments potentially convertible into common stock. This will result in certain convertible instruments being accounted for as derivative liabilities during the first quarter of fiscal 2010.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A(T). CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures.

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

The chief executive officer and the chief financial officer have concluded, based on their evaluation as of December 31, 2009 that, as a result of the material weaknesses described below, disclosure controls and procedures were ineffective in providing reasonable assurance that material information is made known to them by others within the Company.

(b) Management’s Report on Internal Control Over Financial Reporting

The Company’s management, with the participation of the chief executive officer and chief financial officer, carried out an evaluation of the effectiveness of the Company's internal controls over financial reporting, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework, (as defined in the Exchange Act) Rules 13a-15(3) and 15-d-15(3) as of the end of the period covered by this report (the “Evaluation Date”). The following material weaknesses were noted in the evaluation of our internal controls over financial reporting:

1)

There are inadequate controls over the creation and posting of journal entries to ensure they are authorized, accurate, and complete. In addition, there are no controls to ensure that all authorized journal entries have been posted and that the postings reflected the authorized journal entry.

2)

The Company has not established an Audit Committee independent of management.

3)

There are inadequate controls to ensure that subjective analyses (e.g. impairment analysis of assets) are prepared and reviewed by appropriate personnel.

4)

The Company has not consistently utilized reporting disclosure checklists to ensure the propriety and completeness of disclosures included in the financial statements filed.

5)

The Company has not consistently utilized closing checklists to ensure appropriate actions and journal entries are completed as a normal part of the closing process

6)

The Company does provide access to a technical accounting research database for personnel involved in financial reporting.

7)

The Company has not consistently reconciled significant accounts on a regular basis, and some reconciliations are not reviewed and approved by appropriate personnel.

8)

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

As a result of the existence of these material weaknesses as of December 31, 2009, management has concluded that we did not maintain effective internal control over financial reporting as of December 31, 2009, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to the attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

(c) Changes in Internal Controls.

There were no changes in the Company’s internal controls over financial reporting, known to the chief executive officer or to the chief financial officer that occurred during the period covered by this Report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

ITEM 10.DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Executive Officers and Directors

The following table sets forth as of the date of this Annual Report, the name, age, and position of each executive officer and director and the term of office of each director of the Company.

Name	Age	Position

Dan R. Baker	60	Director, President, Chief Executive Officer
Brian Rodriguez	40	Director and Chief Financial Officer
Alexander H. Walker III	49	Chairman, Director, Secretary
George Jarkesy	35	Director
Amanda Cardinalli	46	Director

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

Brian Rodriguez has served as a Director of the Company since December 2007. From December 2007 through January 2009, Mr. Rodriguez served as the Chief Financial Officer of America West and has served as interim Chief Financial Officer since October, 2009. Mr. Rodriguez is the President of Marathon Advisors LLC, a professional services firm providing accounting and business development services to micro-cap and small-cap public companies. From March 2006 to May 2007, Mr. Rodriguez served as Chief Financial Officer for SH Celera Capital Corporation, an internally managed fund. From October 2004 to March 2006, Mr. Rodriguez served as an accounting and finance consultant for Jefferson Wells, an international professional services firm. During 2004 and 2005, he also served as a Director and Chairman of the Audit Committee for Opexa Therapeutics, currently a NASDAQ biotechnology company. Mr. Rodriguez has been a Certified Public Accountant in the State of Texas since May, 1995. Mr. Rodriguez holds a B.B.A. from Texas A&M University. Mr. Rodriguez is a director of G/O Business Solutions, Inc.

Alexander H. Walker III, has served as Director and Secretary since August 2007 and as the President and Chief Executive Officer of the Company from August 2007 to July 2008. Since March of 2003, Mr. Walker has been actively involved in the management of Hidden Splendor, acting as its Vice President. Prior to March of 2003, Mr. Walker was engaged in the practice of law focusing primarily in the areas of general business litigation and securities. Mr. Walker is a member of the Utah State Bar Association and the Nevada Bar Association. He is also the chair of the Mining Committee of the Energy, Natural Resources and Environmental Law Section of the Utah State Bar, a member of the board of directors of the South East Utah Energy Producers Association and has served as the co-chair of the board of the Western Energy Training Center.

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

Family Relationships

Alexander H. Walker, III, and Amanda Cardinalli are brother and sister.

Independence of Directors & Board Committees

The Company has no “independent director” as that term is defined under Rule 10A-3 of the Exchange Act. The board has not established any committees and, accordingly, the board serves as the audit, compensation, and nomination committee.

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

Board of Directors and Nominating Procedures

The Company has not established any specific, minimum qualifications that must be met by director candidates or identified any specific qualities or skills that it believes our directors must possess. The Company may take a wide range of factors into account in evaluating the suitability of director candidates, including the nominee's judgment, skill, integrity, diversity and business or other experience. Although there is no specific policy on considering diversity, the Board of Directors takes various diversity-related considerations into account in the selection criteria for new directors.

During 2009 there were no material changes to the procedures by which security holders may recommend nominees to our Board of Directors.

Board Leadership Structure

The Board elects its Chairman and appoints the Company’s Chief Executive Officer according to its view of what is best for the Company at any given time. Although the offices are currently held by two separate people, which the Board has determined is in the best interests of stockholders at this time, the Board does not believe there should be a fixed rule as to whether the offices of Chairman and Chief Executive Officer should be vested in the same person or two different people, or whether the Chairman should be an employee of the Company or should be elected from among the non-employee directors. The needs of the Company and the individuals available to play these roles may dictate different outcomes at different times, and the Board believes that retaining flexibility in these decisions is in the best interest of the Company. Currently, the Board believes that Mr. Walker’s role as non-executive Chairman ensures a greater role for the non-management directors in the oversight of the Company and encourages more participation of the non-management directors in setting agendas and establishing priorities and procedures for the work of the Board.

Role of the Board in Risk Oversight

One of the Board’s key functions is informed oversight of the Company's risk management process. The Board administers this oversight function directly through the Board as a whole, although it is expect that any of the Board's standing committees will also address risks inherent in their respective areas of oversight. In particular, our Board is responsible for monitoring and assessing strategic risk exposure, including a determination of the nature and level of risk appropriate for the Company.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s directors and executive officers, and persons who own beneficially more than ten percent of the common stock of the Company, to file reports of ownership and changes of ownership with the Securities and Exchange Commission. Based solely on the reports received by the Company and on written representations from certain reporting persons, the Company believes that the directors, executive officers, and greater than ten percent beneficial owners have complied with all applicable filing requirements, except for:; John Durbin failed to timely file a Form 3 in January 2009, Mr. Durbin subsequently filed a Form 3 in April 2009; Alexander Walker III failed to timely file a Form 4 in April 2009, Mr. Walker subsequently filed a Form 4 in May 2009; Dan Baker failed to timely file a Form 4 in May 2009, Mr. Baker subsequently filed a Form 4 in April 2010; Amanda Cardinalli failed to timely file a Form 4 in May 2009, Mrs. Cardinalli subsequently filed a Form 4 in April 2010; John Thomas Bridge & Opportunity Fund LP failed to timely file a Form 4 in June 2009, John Thomas Bridge & Opportunity Fund subsequently filed a Form 4 in April 2010; George Jarkesy failed to timely file a Form 4 in June 2009, Mr. Jarkesy subsequently filed a Form 4 in July 2009; Alexander Walker III failed to timely file a Form 4 in July 2009, Mr. Walker subsequently filed a Form 4 in October 2009; Dan Baker failed to timely file a Form 4 in July 2009, Mr. Baker subsequently filed a Form 4 in October 2009; John Durbin failed to timely file a Form 4 in July 2009, Mr. Durbin subsequently filed a Form 4 in October 2009; Brian Rodriguez failed to timely file a Form 4 in July 2009, Mr. Rodriguez subsequently filed a Form 4 in October 2009; Brian Rodriguez failed to timely file a Form 4 in November 2009, Mr. Rodriguez subsequently filed a Form 4 in April 2010; John Thomas Bridge & Opportunity Fund LP failed to timely file a Form 4 in November 2009, John Thomas Bridge & Opportunity Fund subsequently filed a Form 4 in April 2010; John Thomas Bridge & Opportunity Fund LP failed to timely file a Form 4 in December 2009, John Thomas Bridge & Opportunity Fund subsequently filed a Form 4 in April 2010;

Code of Ethics

In April 2009, the Company adopted a Code of Ethics that applies to all of its directors and officers. The Code is filed as an exhibit to this Annual Report for the year ended December 31, 2008. Copies of the Company’s Code of Ethics are available, free of charge, by submitting a written request to the Company at 57 West 200 South, Suite 400, Salt Lake City, Utah 84101.

ITEM 11. EXECUTIVE COMPENSATION

The following tables contain compensation data for our named executive officers as of the fiscal years ended December 31, 2009 and December 31, 2008.

Summary Compensation Table
Name and Principal Position	Year	Salary And Consulting Payments ($)	Bonus ($)	Stock Awards ($)	Stock Option Awards ($)	All Other Compensation ($)	Total ($)

Dan R. Baker	2009	250,000(1)	100,000(1)	162,499(2)	0	0	512,499
President and CEO	2008	200,000	100,000	0	288,543(3)	0	588,543

Alexander H. Walker III (4)	2009	0	0	0	0	0	0
Secretary and Former President & CEO	2008	0	0	0	288,543 (5)	0	288,543

Brian E. Rodriguez (6)	2009	540,000(7)	20,000(7)	152,500 (8)	0	0	712,500
CFO	2008	120,000	20,000	0	288,543(9)	0	428,543

John Durbin (10)	2009	157,967	0	37,167 (12)	377,031(11)	0	572,165
Former CFO

______________

(1) Includes amounts accrued in 2009 that were subsequently paid in 2010. As of December 31, 2009, Mr. Baker had accrued and unpaid salary of $83,330 and a $100,000 cash bonus, both of which were subsequently paid in the first quarter of 2010.

(2) In July 2009, Mr. Baker was awarded 1,624,990 shares of common stock as consideration for allowing payment of $162,499 compensation to be deferred.

(3) Mr. Baker received an option to purchase 850,000 shares of common stock , vesting 33% each year beginning July 2, 2008, at an exercise price of $0.45 per share.

(4) Mr. Walker served as the chief executive officer of Hidden Splendor and America West from 2006 through July 2008, and since July 2008, as Secretary of America West.

(5) Mr. Walker received an option to purchase 850,000 shares of common stock, vesting 33% each year beginning July 2, 2008, at an exercise price of $0.45 per share. This value does not include the value of Mr. Walker’s options granted under his 2007 employment agreement, pursuant to which he was granted option to purchase one percent of the Company’s outstanding stock as of December 31, 2008, which vested on January 1, 2009, and another option to purchase one percent of the Company’s outstanding stock as of December 31, 2009, which vests on January 1, 2010. As of January 1, 2009, Mr. Walker was entitled to purchase 1,648,510 shares. As of January 1, 2010, Mr. Walker was entitled to purchase 2,323,423 shares. In March 2010, it was determined by our board of directors that the exercise price of both the January 1, 2009 and January 1, 2010 options referenced herein will be at a price of $0.20 per share.

(6) Mr. Rodriguez resigned as chief financial officer on January 15, 2009 and assumed the position of interim chief financial officer in October 2009

(7) Includes amounts accrued in 2009 that were subsequently paid in 2010. As of December 31, 2009, Mr. Rodriguez had accrued and unpaid salary of $83,000 and a $20,000 cash bonus. Subsequent to December 31, 2009, $62,000 of the accrued salary has been paid. The $20,000 cash bonus remains unpaid as of the date of this Report.

(8) In July 2009, Mr. Rodriguez was awarded 550,000 shares of common stock as consideration for allowing payment of $55,000 compensation to be deferred. In November 2009, Mr. Rodriguez was awarded 750,000 shares of common stock as compensation for services.

(9) Mr. Rodriguez received an option to purchase 850,000 shares of common stock, vesting 33% each year beginning July 2, 2008 at an exercise price of $0.45 per share.

(10) Mr. Durbin served as Chief Financial Officer from January 2009 through September, 2009.

(11) Mr.Durbin received an option to purchase 2,000,000 shares of common stock, vesting 400,000 shares each quarter-end beginning March 31, 2009, at an exercise price of $0.01 per share. Mr. Durbin vested in 1,200,000 shares prior to his resignation on September 30, 2009. The remaining 800,000 shares were forfeited.

(12) In July 2009, Mr. Durbin was awarded 371,670 shares of common stock as consideration for allowing payment of $37,167 compensation to be deferred.

Grants of Options and Stock Awards in 2009

Name	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards
		Threshold ($)	Target ($)	Maximum ($)	Threshold ($)	Target ($)	Maximum ($)
Dan R. Baker, President & CEO		-	-	-	-	-	-	1,624,990	-	-	$162,499
Alexander H. Walker III, Secretary and Former President & CEO		-	-	-	-	-	-	1,249,980	(1)	(1)	124,998
Brian E. Rodriguez, CFO		-	-	-	-	-	-	550,000	-	-	55,000
John Durbin, Former CFO		-	-	-	-	-	-	371,670	-	-	37,167

(1)

Pursuant to his employment agreement, Alexander Walker III was granted an option to purchase one percent of the Company’s outstanding stock as of December 31, 2008, which vested on January 1, 2009, and another option to purchase one percent of the Company’s outstanding stock as of December 31, 2009, which vests on January 1, 2010. As of January 1, 2009, Mr. Walker was entitled to purchase 1,648,510 shares. As of January 1, 2010, Mr. Walker was entitled to purchase 2,323,423 shares. In March 2010, it was determined by our board of directors that the exercise price of both the January 1, 2009 and January 1, 2010 options referenced herein will be at a price of $0.20 per share.

No stock options under the Company’s 2008 Stock Option Plan were granted in 2009 to any of the individuals named in the summary compensation table above.

Outstanding Equity Awards at Fiscal Year-End

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
Dan R. Baker	566,667	283,333	$0.45	5 years after vesting
Alexander H. Walker III	566,667	4,254,266(1)	$0.45(2)	5 years after vesting(3)
Brian E. Rodriguez	566,667	283,333	$0.45	5 years after vesting

(1) Includes (i) 283,333 shares issuable pursuant to Mr. Walker’s July 2008 option, (ii) 1,647,510 shares issuable pursuant to Mr. Walker’s January 1, 2009 option, and (iii) 2,323,423 shares issuable pursuant to Mr. Walker’s January 1, 2010 option,

(2) The exercise price of Mr. Walker’s July 2008 option is $0.45. The exercise price of Mr. Walker’s January 1, 2009 and January 1, 2010 options is $0.20 per share.

(3) Mr. Walker’s July 2008 options expire five years after vesting. The expiration date of Mr. Walker’s January 1, 2009 and January 1, 2010 options will be March 26, 2013.

No other options or stock awards were issued to our employees, officers or directors in 2008 or 2009.

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

Brian E. Rodriguez

Brian Rodriguez serves as interim Chief Financial Officer and is currently engaged by our Company on an “at will” basis without any employment agreement. Mr. Rodriguez’s compensation was $13,000 per month through March 2010. Effective April 1, 2010, our board of directors approved an increase in Mr. Rodriguez’s compensation to $17,000 per month. In addition, in March 2010, Mr. Rodriguez was issued 800,000 shares of common stock for services rendered.

Alexander H. Walker, III

In December 2007, we entered into an employment agreement with Alexander H. Walker III, which agreement was amended in July 2008 when Mr. Walker resigned as Chief Executive Officer and became Chairman of the Board of Directors. Under the terms of the agreement, Mr. Walker serves as our Chairman of the Board of Directors and Secretary through January 2011 at an initial base salary of $150,000 per year, which base salary was increased to $250,000 per year in July 2008. Moreover, under the terms of the agreement, on January 1, 2009 and on January 1, 2010 and for one additional year, Mr. Walker given the option to purchase a number of shares of our common stock which is equal to one percent of the issued and outstanding shares of our common stock as of the day immediately before the date of issuance (December 31). In March 2010, it was determined by our board of directors that the exercise price of both the January 1, 2009 and January 1, 2010 options referenced herein will be at a price of $0.20 per share, and the options shall expire on March 26, 2013.

Director Compensation

The following table presents summary information for the year ended December 31, 2009 regarding the compensation of the members of our board of directors.

Name	Fees Earned or Paid in Cash ($)	Options Awards ($)	Total ($)
Dan R. Baker	-0-	-0-	-0-
Alexander H. Walker, III	270,000(1)	-0-	270,000
Brian E. Rodriguez	56,000	-0-	56,000
George R. Jarkesy, Jr.	-0-	-0-	-0-
Amanda Cardinalli	-0-	-0-	-0-

(1)

Includes amounts accrued in 2009 that were subsequently paid in 2010. As of December 31, 2009, Mr. Walker had accrued and unpaid salary of $208,330 and a $20,000 cash bonus. Subsequent to December 31, 2009, $49,833 of the accrued salary has been paid. The $20,000 cash bonus remains unpaid as of the date of this Report.

No options were exercised during the fiscal year ended December 31, 2009.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

To our knowledge, except as indicated in the footnotes to this table and pursuant to applicable community property laws, the persons named in the table below have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them as of April 14, 2010.

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

Name of Beneficial Owner	Number of Shares Of Common Stock Beneficially Owned	Percentage
Beneficial Owners of more than 5%:
Estate of Alexander H. Walker, Jr.(1) 50 West Liberty, Suite 880 Reno, Nevada 89501	28,015,504	10.40%
John Thomas Financial, Inc.(2) 14 Wall Street, 5th Floor New York, New York 10005	14,133,732	4.99%
John Thomas Bridge & Opportunity Fund, LP(4) 3 Riverway, Suite1800 Houston, Texas 77056	39,503,977	14.67%
Denly Utah Coal, LLC(5) 13809 Research Blvd., Suite 810 Austin, Texas 78750	65,741,111	24.41%
D. Mark von Waaden(5) 13809 Research Blvd., Suite 810 Austin, Texas 78750	65,741,111	24.41%
Matthew D. von Waaden(5) 13809 Research Blvd., Suite 810 Austin, Texas 78750	65,741,111	24.41%
Dennis C. von Waaden(5) 13809 Research Blvd., Suite 810 Austin, Texas 78750	65,741,111	24.41%
Sally A. von Waaden(5) 13809 Research Blvd., Suite 810 Austin, Texas 78750	65,741,111	24.41%
Named Executive Officers and Directors:
George R. Jarkesy, Jr.(6) 3 Riverway, Suite 1800 Houston, Texas 77056	51,120,644	18.94%
Alexander H. Walker III(7) 57 West 200 South, Suite 400 Salt Lake City, Utah 84101	14,765,422	5.39%
Amanda Cardinalli (8) 50 West Liberty, Suite 880 Reno, Nevada 89501	8,571,232	3.18%
Dan R. Baker(9)	6,708,324	2.49%
Brian Rodriguez (10)	4,196,667	1.55%
All directors & executive officers as a group (5 persons)	83,862,288	30.43%

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

(2)

Of the shares reported as beneficially owned by John Thomas Financial, Inc. (“JTF”), 14,133,732 shares are issuable upon a currently exercisable warrant owned by JTF expiring in October 2013 with an exercise price of $0.01 per share. Thomas Belesis is the President and sole shareholder of JTF and the Managing Member of ATB Holding Company, LLC.

(3)

Of the shares reported as beneficially owned by ATB Holding Company, LLC, 5,000,000 shares are issuable upon exercise of a currently exercisable option owned by ATB Holding Corporation, LLC to acquire such shares from a former director, expiring in June 2013, at an exercise price of $0.15 per share. Thomas Belesis is the President and Sole Shareholder of JTF and the Managing Member of ATB Holding Company, LLC.

(4)

JTBOF is a limited partnership, and the John Thomas Capital Management Group, LLC (“JTCMG”) is the general partner of the JTBOF. George R. Jarkesy, Jr., is the Managing Member of JTCMG.

(5) The shares reported are owned directly by Denly Utah Coal, LLC, a Texas limited liability company (the “Denly”). The two members of Denly are Denly ACI Partners, Ltd., a Texas limited partnership, which holds a 66 2/3% membership interest in the Denly, and The von Waaden 2004 Revocable Trust, which owns a 33 1/3% membership interest in the Company. The general partner of Denly ACI Partners, Ltd. is Denly ACI Mgt., LLC, which is owned by Dennis C. von Waaden and Sally A. von Waaden. The co-trustees and co-beneficiaries of The von Waaden 2004 Revocable Trust are Dennis C. von Waaden and Sally A. von Waaden. Additionally, Dennis C. von Waaden, Sally A. von Waaden, D. Mark von Waaden and Matthew D. von Waaden are each an officer of and member of the board of managers of Denly. Each of these persons may have a pecuniary interest in only a portion of such securities and disclaims beneficial ownership except to the extent thereof.

(6)

The shares reported as beneficially owned by George R. Jarkesy, Jr., consist of (i) 4,633,333 shares registered in Mr. Jarkesy’s name, (ii) 66,667 shares held by the Jarkesy Foundation, an affiliate of Mr. Jarkesy, (iii) 39,503.977 shares of common stock registered in the name of JTBOF, (iv) 1,500,000 shares registered in the name of Marathon Advisors, LLC, an affiliate of Mr. Jarkesy, (v) 566,667 shares underlying currently exercisable options, and (v) 4,850,000 registered in the name of John Thomas Bridge & Opportunity Fund II, L.P. (“JTBOF II”). JTBOF II is a limited partnership, and JTCMG is the general partner of JTBOF II. George R. Jarkesy, Jr., is the Managing Member of JTCMG.

(7) The shares reported as beneficially owned by Alexander H. Walker III consist of (i) 10,141,212 shares registered in the name of Mr. Walker, (ii) 60,000 shares registered in the name of Arlington Ventures, an affiliate of Mr. Walker, (iii) 566,667 shares underlying currently exercisable options, (iv) 3,949,543 shares issuable upon the exercise of options issued pursuant to Mr. Walker’s employment agreement, and (v) 48,000 shares purchased by Mr. Walker in the open market.

(8) The shares reported as beneficially owned by Amanda Cardinalli are registered in the name of The Nevada Agency and Transfer Company, our transfer agent and registrar, an entity of which Ms Cardinalli is the President.

(9) The shares reported as beneficially owned by Dan R. Baker consist of (i) 6,141,657 shares registered in the name of Mr. Baker and (ii) 566,667 shares underlying currently exercisable options.

(10) The shares reported as beneficially owned by Brian Rodriguez consist of (i) 1,500,000 shares registered in the name of Marathon Advisors, LLC, an entity of which Mr. Rodriguez is the Managing Member, (ii) 2,100,000 shares registered in the name of Mr. Rodriguez, (iii) 566,667 shares underlying currently exercisable options, and (iv) 30,000 shares purchased by Mr. Rodriguez in the open market.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

George Jarkesy and his affiliates

During April and May 2009, John Thomas Bridge & Opportunity Fund L.P. advanced the Company on an unsecured basis an aggregate principal amount of $280,000, bearing interest at the rate of 10% per annum, maturing by mid-2009. Both of these loans were repaid in May 2009.

 In June 2009, Mr. Jarkesy provided a personal guarantee to a third party to enable the Company to purchase coal from the third party. Mr. Jarkesy received 500,000 common shares as consideration for the personal guarantee. In addition, in June 2009, John Thomas Bridge & Opportunity Fund LP provided a letter of credit to the same third party coal supplier on behalf of the Company. John Thomas Bridge & Opportunity Fund LP received 1,000,000 common shares as consideration for the letter of credit.

In 2009, John Thomas Bridge & Opportunity Fund, L.P., participated, along with certain third parties, in a debt financing transaction with the Company. Pursuant to the Loan Agreement, America West Services, a subsidiary of the Company, borrowed a total principal amount of $3,800,000 at the rate of 16% compounded annually, with interest payable monthly commencing in August 2009, and the principal amount due at maturity, on May 27, 2011. The loan is secured by substantially all of the assets of America West Services, and the Company has guaranteed the loans. As part of this financing transaction, John Thomas Bridge & Opportunity Fund, L.P. was issued (i) notes totaling a principal amount of $1,330,000, (ii) 14,630,000 shares of the Company’s common stock for a purchase price of $52,500 and (iii) a 35% participation in a royalty on all coal produced until August 2016.

During October through December 2009, John Thomas Bridge & Opportunity Fund L.P. advanced the Company on an unsecured basis an aggregate principal amount of $696,500, bearing interest at the rate of 10% per annum and maturing in various dates during 2009 and 2010. In connection with these loans, the John Thomas Bridge & Opportunity Fund L.P. was issued 4,350,000 shares of common stock as additional consideration. A total of $461,500 had been repaid as of December 31, 2009.

Alexander H. Walker, III

During 2009, Mr. Walker subleased office space of less than 1,000 square feet to the Company in Salt Lake City, Utah for its corporate offices at a rate of $2,700 per month, an amount the Company believes is consistent with market rates.;. In October 2008, America West secured a line of credit which will allow America West to borrow up to $75,000 from a bank secured by collateral provided by Mr. Walker. As a result, Mr. Walker received 250,000 shares of common stock of the Company. The line of credit matures in April 2010.

Dan R. Baker

In March and April 2009, Dan Baker advanced on an unsecured basis to the Company a principal amount of $45,000, bearing interest at the rate of 10% per annum, maturing in May 2010, and received 350,000 shares of common stock as additional consideration.

Amanda Cardinalli

Ms. Cardinalli is President of The Nevada Agency and Trust Company (“NATCO”), the Company’s transfer agent. We believe that the fees charged the Company for transfer agent services reflect market rates. During 2009, NATCO advanced on an unsecured basis to the Company a total principal amount of $25,000, bearing interest at the rate of 10% per annum, maturing in May 2010, and received 100,000 shares of common stock as additional consideration.

John Thomas Financial

John Thomas Financial provided investment banking services to the Company from October 2008 through December 2009, and the Company paid John Thomas Financial cash sales commissions of $115,425 and consulting fees of $180,000 during 2009.. . In May 2008, ATB Holding Company, LLC , an affiliate of John Thomas Financial acquired an option expiring in October 2013 to purchase up to 5,000,000 shares of common stock from the Estate of Alexander Walker, Jr. at a price of $0.15 per share, for which it paid $40,000 for such right. In addition, the Company and John Thomas Financial have entered into an investment banking agreement, pursuant to which John Thomas Financial was issued a five-year warrant to purchase 15,000,000 shares of the Company’s common stock at $0.01 per share.

We have been advised by John Thomas Bridge & Opportunity Fund L.P. that John Thomas Bridge & Opportunity Fund L.P. and John Thomas Financial are not affiliates of one another. We have further been advised by John Thomas Bridge & Opportunity Fund as follows, with respect to the relationship between John Thomas Financial and John Thomas Bridge & Opportunity Fund:

(a)

Neither John Thomas Financial nor any of its affiliates has any direct or indirect ownership or management interest in John Thomas Bridge & Opportunity Fund L.P..

(b)

Neither John Thomas Bridge & Opportunity Fund L.P. nor any of its affiliates has any direct or indirect ownership or management interest in John Thomas Financial.

(c)

From time to time John Thomas Financial has served as placement agent for John Thomas Bridge & Opportunity Fund L.P. in connection with offers and sales of John Thomas Bridge & Opportunity Fund L.P. securities.

(d)

Pursuant to a placement agent agreement, dated as of July 19, 2007, between John Thomas Financial and John Thomas Bridge & Opportunity Fund L.P., John Thomas Bridge & Opportunity Fund L.P. has been granted a trademark license to use the name “John Thomas” and variants thereof in connection with, among other things, the operation of John Thomas Bridge & Opportunity Fund L.P..

(e)

John Thomas Financial from time to time receives compensation with respect to companies it introduces to John Thomas Bridge & Opportunity Fund L.P. and which obtain loans from John Thomas Bridge & Opportunity Fund L.P..

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

Arlington Ventures, LLC (“Arlington Ventures”) owns an office building in Price Utah , and leases that building to the Company. Arlington Ventures is owned by Alexander H. Walker, III, Amanda Cardinalli, and their sister, Timotha Kent. During 2009, Arlington Ventures leased the Price building space to the Company at a rate of $7,500 per month, an amount the Company believes is consistent with market lease rates. In addition, during January through September 2009, Arlington Ventures leased a corporate apartment to the Company for use of its former chief financial officer at a rate of $800 per month, an amount the Company believes is consistent with market rates. In addition, the Company leases certain water rights owned by Arlington Ventures at a rate of $1,000 per month in order to allow Hidden Splendor to utilize water in its mining operations. During 2009, the Company paid Arlington Ventures a total of $6,000 in relation to the leased properties and rights referenced herein.In March 2009, Arlington Ventures advanced on an unsecured basis to the Company a principal amount of 6,000, bearing interest at the rate of 10% per annum, maturing in May 2010, and received 60,000 shares of common stock as additional consideration.

Denly Utah Coal LLC & its affiliates

In October 2008, certain affiliates of Denly Utah Coal LLC (collectively, “Denly”) loaned the Company the sum of $2.8 million at 17% interest , maturing in October 2009. In relation to this loan, the Company issued10,000,000 common shares to Denly for the sum of $200,000. The loan was subsequently extended during 2009 to mature in October 2011. Per the loan extension terms, the loan principal was increased to $3.2 million, representing the accrued and unpaid interest through October 2009. The note is due to be repaid in one installment of $500,000 on October 9, 2010, and the remaining principal and interest is due upon maturity. In addition, per the loan extension terms, the Company issued 5,000,000 shares of common stock to Denly for $100,000 cash. In addition, the Company granted Denly a royalty of $1 per ton of coal sold by the Company for the 24 months period of August 2016 through August 2018. In addition, the Company agreed to issue the lender a warrant to purchase 2,000,000 common shares at an exercise price of $0.02 per share if the Company does not pay the entire $3.2 million balance by October 9, 2010. The Company agreed to issue Denly a first priority mortgage lien on the Horizon Mine by May 2010. If the aforementioned lien on the Horizon Mine is not granted by May 2010, for every calendar month the lien is not granted, the Company will issue the lender a warrant to purchase 1,000,000 common shares at an exercise price of $0.01 per share, up to a maximum of 11,000,000 shares. Both of the aforementioned warrants are null and void if the respective milestones are met by the Company. Both warrants would expire in October 2019.

During 2009, Denly entered into an additional debt financing transaction with the Company. Pursuant to the loan agreement, America West Services, a subsidiary of the Company, borrowed a total principal amount of $3,800,000 at the rate of 16% compounded annually, with interest payable monthly commencing in August 2009, and the principal amount due at maturity, on May 27, 2011. The loan is secured by substantially all of the assets of America West Services, and the Company has guaranteed the loans. As part of this financing transaction, Denly was issued (i) notes totaling a principal amount of $2,245,000, (ii) 20,900,000 shares of the Company’s common stock for a purchase price of $88,618 and (iii) a 59% participation in a royalty on all coal produced until August 2016.

During October through December 2009, Denly advanced the Company on an unsecured basis an aggregate principal amount of $675,000, bearing interest at the rate of 10% per annum and maturing in various dates during 2009 and 2010. In connection with these loans, Denly was issued 6,750,000 shares of common stock as additional consideration, A total of $200,000 had been repaid as of December 31, 2009.

Obligations Secured by Shareholders

Federal Lease Performance Bond. Under federal law, Hidden Splendor is required to maintain a performance bond in an amount determined by the BLM sufficient to secure Hidden Splendor’s performance under its federal coal lease. The BLM has set Hidden Splendor’s bond amount in this regard at $136,000 and Hidden Splendor has made arrangements with a bonding company to post a bond sufficient to meet the BLM requirement. Alexander H. Walker III has pledged personal assets as security for the bond posted by Hidden Splendor’s bonding agent. During 2009, Mr. Walker received no consideration for the arrangement. In March 2010, the Company issued 170,000 common shares to Mr. Walker as compensation for pledging personal assets as security for the bond.

Reclamation Obligation. Under Utah law, Hidden Splendor is required to post cash or assets with a value sufficient to cover its reclamation obligation as determined by the Utah Department of Natural Resources, Division of Oil, Gas and Mining. Hidden Splendor’s reclamation obligation is estimated on an annual basis. Its current obligation is for $387,000. Prior to their deaths, Alexander H. Walker, Jr. and Cecil Ann Walker executed a deed of trust on certain real property they owned in favor of the State of Utah in order to secure Hidden Splendor’s reclamation obligation. Mr. and Mrs. Walker received no consideration for their actions securing Hidden Splendor’s obligation in 2009. In March 2010, the Company issued 484,000 common shares to the estate of Mr. and Mrs. Walker as compensation for providing assets as security for the bond.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Professional services were rendered by MaloneBailey, LLP for the fiscal years ended December 31, 2009 and 2008. The aggregate fees for each of those years were as follows:

Description	2009	2008

Audit fee	$171,847	$98,150

Audit-related fees	$--	$--

Tax fees	$--	$--

All other fees	$--	$--

Audit fees for the fiscal years ended December 31, 2009, and 2008 represent the aggregate fees billed for professional services rendered for the audit of our annual financial statements and review of financial statements included in our quarterly reports on Form 10-Q or services that are normally provided in connection with statutory and regulatory filings or engagements for those fiscal years.

Audit Committee Pre-Approval Policies and Procedures

The Board of Directors serves as the Audit Committee of the Company. The Board of Directors on an annual basis reviews audit and non-audit services performed by the independent auditor. All audit and non-audit services are pre-approved by the Board of Directors, which considers, among other things, the possible effect of the performance of such services on the auditors’ independence. The Board of Directors has considered the role MaloneBailey in providing services to us for the fiscal year ended December 31, 2009 and has concluded that such services are compatible with MaloneBailey’s independence as the Company’s auditors.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following exhibits are to be filed as part of this 10-K:

EXHIBIT NO.	IDENTIFICATION OF EXHIBIT

3.1	Articles of Incorporation (1)
3.2	Articles of Amendment to Articles of Incorporation (7)
3.3	Articles of Amendment to the Articles of Incorporation (1)
3.4	Articles of Amendment to Articles of Incorporation (1)
3.5	Articles of Amendment to Articles of Incorporation (1)
3.6	Articles of Amendment to Articles of Incorporation (1)
3.7	Articles of Amendment to Articles of Incorporation (1)
3.8	Amended and Restated Bylaws (5)
4.1	Form of Common Stock Certificate (5)
10.1	Exchange Agreement with Hidden Splendor Resources, Inc. dated August 10, 2007 (2)
10.2	Loan Agreement by and among the Company and Denly ACI Partners, Ltd. And the Von Waaden 2004 Revocable Trust (“Loan Agreement”)(3)
10.3	Amendment no. 1 to Loan Agreement (4)
10.4	Amended and Restated Promissory Note (4)
10.5	Amendment no. 2 to Loan Agreement (5)
10.6	Amendment no. 4 to Loan Agreement (10)
10.7	Common Stock Purchase Agreement, dated October 9, 2009, by and between the Company and Denly Utah Coal , LLC (10)

10.8	Registration Rights Agreement, dated October 9, 2009, by and between the Company and Denly Utah Coal, LLC (10)
10.9	Royalty Agreement, dated October 9, 2009, by and between Hidden Splendor Resources, Inc. and Denly Utah Coal, LLC (10)
10.10	Form of Promissory Note dated October 9, 2009 (10)
10.11	Security Agreement, dated October 9, 2009, by and between the Company and Denly Utah Coal, LLC (10)
10.12	Loan Agreement, dated May 27, 2009, by and among the Company, Denly Utah Coal, LLC, John Thomas Bridge & Opportunity Fund, LP, Thomas Murch, James Moore, and John Meeks (“May Loan Agreement”) (6)
10.13	Form of Promissory Note dated May 27, 2009 (6)
10.14	Registration Rights Agreement, dated May 27, 2009, by and among the Company, Denly Utah Coal, LLC, John Thomas Bridge & Opportunity Fund, LP, Thomas Murch, James Moore, and John Meeks (6)
10.15	Royalty Agreement, May 27, 2009, by and among the Company, Denly Utah Coal, LLC, John Thomas Bridge & Opportunity Fund, LP, Thomas Murch, James Moore, and John Meeks (“May Royalty Agreement”) (6)
10.16	Security Purchase Agreement, May 27, 2009, by and among the Company, Denly Utah Coal, LLC, John Thomas Bridge & Opportunity Fund, LP, Thomas Murch, James Moore, and John Meeks (6)
10.17	Amendment no. 1 to May Loan Agreement (10)
10.18	Amendment no. 1 to May Royalty Agreement (10)
10.19	Form of Amendment no. 1 to May 27, 2009 Promissory Note (10)
10.20	Form of Promissory Note, dated October 23, 2009 (10)
10.21	2008 Stock Option Plan (10)
10.22	Consulting Agreement with Newport Capital Consultants, Inc.(7)
10.23	Employment Agreement with Dan R. Baker (7)
10.24	Employment Agreement with Alexander H. Walker III (7)
14.1	Code of Ethics (8)
14.2	Whistleblower Policy (8)
21.1	Subsidiaries (8)
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act provided by Chief Executive Officer (9)
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act provided by Chief Financial Officer (9)
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 provided by Chief Executive Officer (9)
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 provided by Chief Financial Officer (9)

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

(6)

Filed as an exhibit on Form 8-K on June 2, 2009 and incorporated herein by reference.

(7)

Filed as an exhibit on Form 8-K on December 28, 2007 and incorporated herein by reference.

(8)

Filed as an exhibit on Form 10-K for the fiscal year ended December 31, 2009 and incorporated herein by reference.

(9)

Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICA WEST RESOURCES, INC.

Date: April 15, 2010	By:	/s/ Dan R. Baker
Dan R. Baker, Chief Executive Officer

Date: April 15, 2010	By:	/s/ Brian E. Rodriguez
Brian E. Rodriguez, Chief Financial Officer and Principal Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: April 15, 2010	By:	/s/ Dan R. Baker
Dan R. Baker, Director

Date: April 15, 2010	By:	/s/ Brian E. Rodriguez
Brian E. Rodriguez, Director

Date: April 15, 2010	By:	/s/ Alexander H. Walker III
Alexander H. Walker III, Director

Date: April 15, 2010	By:	/s/ George R. Jarkesy, Jr.
George Jarkesy, Director

Date: April 15, 2010	By:	/s/ Amanda Cardinalli
Amanda Cardinalli, Director