Form 10-Q
period 2010-03-31
AMERICA WEST RESOURCES, INC.
filed 2010-05-20
CIK 867687

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

 X .. QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2010

     .. TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

The number of shares of common stock issued and outstanding as of May 20, 2010, is 268,662,502.

America West Resources, Inc.

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

America West Resources, Inc. and Subsidiary

America West Resources, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2010	December 31, 2009
Assets
Current assets:
Cash and cash equivalents	$2,977	$44,660
Restricted cash	464,881	615,783
Accounts receivable	4,513	801,861
Inventory	29,408	44,441
Prepaid expenses	56,562	96,822
Total current assets	558,341	1,603,567

Deposits	121,617	76,617
Property and equipment:
Property and equipment	12,977,802	12,990,200
Land and mineral properties	13,303,915	12,316,706
Less: accumulated depreciation and depletion	(10,427,998)	(9,399,861)
Net property and equipment	15,853,719	15,907,045

Total assets	$16,533,677	$17,587,229

Liabilities and Stockholders’ Deficit
Current liabilities:
Bank overdraft	$25,482	$607,021
Accounts payable	2,854,838	2,911,594
Accounts payable-related party	167,100	146,600
Accrued expenses	2,951,712	2,562,769
Deferred revenue	500,000	-
Line of credit	34,500	34,500
Short-term debt – related party	1,657,000	1,607,000
Current maturities of long-term debt	14,756,259	13,410,135
Derivative liabilities	4,040,693	3,195,870
Total current liabilities	26,987,584	24,475,489

Long-term debt	475,000	475,159
Asset retirement obligation	169,048	157,048
Total liabilities	27,631,632	25,107,696

Stockholders’ deficit:
Preferred stock, $0.0001 par value; 2,500,000 shares authorized; none
issued and outstanding	-	-
Common stock, $0.0001 par value; 300,000,000 shares authorized;
270,762,502 and 252,224,502 shares issued and outstanding,
respectively	27,077	25,225
Additional paid-in capital	16,801,924	15,415,206
Accumulated deficit	(27,926,956)	(22,960,898)
Total stockholders’ deficit	(11,097,955)	(7,520,467)

Total liabilities and stockholders’ deficit	$16,533,677	$17,587,229

See notes to consolidated financial statements.

America West Resources, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
	March 31,
	2010	2009
		(Restated)
Revenue
Coal sales	$1,083,104	$1,790,489
Machine repair services	17,817	37,122
Total revenues	1,100,921	1,827,611

Cost of production and services
Coal production costs	2,311,484	1,551,003
Coal purchases	15,033	-
Machine repair services	112,650	29,327
Total cost of production and services	2,439,167	1,580,330

Gross profit (loss)	(1,338,246)	247,281

Operating expenses
General and administrative	1,883,249	1,774,783

Loss from operations	(3,221,495)	(1,527,502)

Other income (expenses)
Interest income	54	5,777
Interest expense	(1,562,629)	(351,174)
Gain (loss) on derivative liabilities	(181,988)	3,974,319
Total other income (expenses)	(1,744,563)	3,628,922

Net income (loss)	$(4,966,058)	$2,101,420

Basic and diluted income (loss) per share	$(0.02)	$0.01

Basic weighted average shares outstanding	261,614,946	166,527,901

Diluted weighted average shares outstanding	261,614,946	180,922,130

See notes to consolidated financial statements.

America West Resources, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 31,
	2010	2009
Cash Flows from Operating Activities:
Net income (loss)	$(4,966,058)	$2,101,420
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and depletion	1,028,136	486,284
Amortization of debt discounts	999,115	30,070
Amortization of deferred financing costs	-	67,907
Accretion of asset retirement obligation	12,000	3,782
Common stock issued for services	332,010	191,000
Warrant expense	614,096	-
Option expense	106,184	160,404
Loss on write-off of property and equipment	50,094	-
Loss (gain) on derivative liabilities	181,988	(3,974,319)
Changes in current assets and liabilities:
Accounts receivable	797,348	(167,100)
Inventory	15,033	-
Prepaid expenses	40,260	-
Accounts payable	(56,756)	349,238
Accounts payable-related party	20,500	-
Deferred revenue	500,000	-
Accrued liabilities	388,943	97,761
Net cash provided by (used in) operating activities	62,893	(653,553)
Cash Flows from Investing Activities:
Purchase of property and equipment	(37,695)	(330,955)
Capital expenditures for land and mineral properties	(987,209)	(1,032,015)
Restricted cash	150,902	-
Advance royalty payments made	-	(300,000)
Deposits	(45,000)	(676,475)
Net cash used in investing activities	(919,002)	(2,339,445)
Cash Flows from Financing Activities:
Proceeds from issuance of common stock, net of issuance costs	-	187,616
Replenish bank overdraft	(581,539)	-
Collection of subscription receivable	-	4,305,610
Net borrowings under revolving credit	-	(35,000)
Proceeds from related party debt	50,000	16,000
Payments on related party debt	-	(1,065,000)
Proceeds from debt	1,605,000	-
Payments on debt	(259,035)	(542,478)
Net cash provided by financing activities	814,426	2,866,748
Net decrease in cash and cash equivalents	(41,683)	(126,250)
Cash and cash equivalents at beginning of period	44,660	407,472
Cash and Cash Equivalents at End of Period	$2,977	$281,222
Supplemental cash flow information
Cash paid for interest	$124,390	$140,135
Cash paid for income taxes	-	-
Noncash Investing and Financing Activities
Debt issued for property	$-	$134,520
Derivative liability	-	4,198,953
Warrant reclassed to derivative liability	662,835	-
Debt discount from common stock issued with debt	999,115	-

See notes to consolidated financial statements.

America West Resources, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 –BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements as of March 31, 2010, have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the 2009’s Annual Report filed with the SEC on Form 10-K on April 15, 2010. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the consolidated financial statements which would substantially duplicate the disclosure contained in the audited consolidated financial statements for fiscal 2009 as reported in the Form 10-K on April 15, 2010 have been omitted.

Principles of consolidation

The consolidated financial statements include the financial information of America West Resources, Inc, and its wholly owned subsidiaries, Hidden Splendor Resources, Inc., America West Services, Inc. and America West Marketing, Inc. All significant inter-company accounts and transactions have been eliminated.

Deferred Revenue

America West records funds received prior to the shipment of coal as deferred revenue.

Correction of Error and Restatement of Prior Period

In the third quarter of fiscal 2009, America West identified 13,532,183 outstanding common stock warrants which were not recorded as derivative liabilities and marked to market as required during the three months ended March 31, 2009. The grant date fair value of these warrants was determined to be $3,758,896. This is required to be removed from additional paid-in capital and recorded as a derivative liability. The March 31, 2009 fair value of these warrants was determined to be $1,884,419. The change in the fair value of these warrants from their grant date through March 31, 2009 is required to be recorded as other income or expense. The adjustments to correct the above resulted in a reduction to the previously reported additional paid-in capital at March 31, 2009 of $3,758,896 and an increase to the previously reported derivative liability at March 31, 2009 of $1,884,419. The previously reported gain on derivative liabilities for the three months ended March 31, 2009 was increased by $1,874,477.

Therefore, America West is adjusting its previously reported March 2009 statements of operations and cash flows in this March 31, 2010 quarterly filing. The following table reflects the impact of the above error to the consolidated statement of operations for the three months ended March 31, 2009:

	Three Months Ended March 31, 2009
	As Reported	Adjustments	As Restated
Other income (expenses):
Gain on derivative liabilities	$2,099,842	$1,874,477	$3,974,319
Net income	$226,943	$1,874,477	$2,101,420

Basic and diluted net income per share	$0.00	$0.01	$0.01
Diluted weighted average shares outstanding	166,527,901	14,394,229	180,922,130

New Accounting Pronouncement

In January 2010, the Financial Accounting Standards Board issued authoritative guidance that requires reporting entities to make new disclosures about recurring or nonrecurring fair-value measurements including significant transfers into and out of Level 1 and Level 2 fair value measurements, and information on purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair value measurements. The guidance is effective for annual reporting periods beginning after December 15, 2009, except for Level 3 reconciliation disclosures, which are effective for annual periods beginning after December 15, 2010. The adoption of the above guidance did not impact America West’s financial position, results of operations or cash flows.

No other new accounting pronouncement issued or effective has had, or is expected to have, a material impact on the Company’s consolidated financial statements.

NOTE 2 – GOING CONCERN

As shown in the accompanying consolidated financial statements, America West had a working capital deficit of $26,429,243 and an accumulated deficit of $27,926,956 as of March 31, 2010. These conditions raise substantial doubt as to America West’s ability to continue as a going concern. Management is attempting to raise additional capital through sales of stock and enhance the operations of Hidden Splendor to achieve cash-positive operations. The consolidated financial statements do not include any adjustments that might be necessary if America West is unable to continue as a going concern.

NOTE 3 – DEBT

On January 27, 2010, America West and its subsidiaries signed a note to borrow a total of $1,000,000, consisting of six draws. The note bears interest at the rate of 10% per annum and matured on March 1, 2010. Two of the draws occurred in December 2009 and totaled $325,000. The remaining 4 draws occurred in January 2010 and totaled $675,000. A total of 10,000,000 common shares were issued in connection with the debt, as the draws occurred. The relative fair value of the 6,750,000 shares issued in 2010 was $400,054 and was recorded as a debt discount. The debt discount was fully amortized and recorded as interest expense over the term of the debt using the effective interest method. The note is secured by substantially all of the assets of America West Services, primarily consisting of mining equipment and a coal purchase agreement with a third party. America West has guaranteed the note.

During February and March 2010, America West and its subsidiaries signed four notes to borrow a total of $930,000. The notes bear interest at 10% per annum and matured on March 15, 2010 and March 31, 2010. A total of 9,300,000 common shares were issued in connection with the debt. The relative fair value of these shares was $568,292 and was recorded as a debt discount. The debt discount was fully amortized and recorded as interest expense over the term of the debt using the effective interest method.

A summary of debt activity for the three months ended March 31, 2010 is as follows:

Balance at December 31, 2009
$13,885,294
Borrowings Principal payments	1,605,000 (259,035)
Balance at March 31, 2010 Less: current maturities	15,231,264 (14,756,259)
$475,000

NOTE 4 – RELATED PARTY TRANSACTIONS

In February 2010, an entity controlled by a director of America West loaned the Company $50,000. The loan bears interest at 10% per annum and matured on March 15, 2010. In addition, 500,000 common shares were issued with the debt. The relative fair value of these shares is $30,769 and was recorded as a debt discount. The discount was fully amortized over the life of the loan using the effective interest rate method.

Hidden Splendor ships a portion of its coal utilizing a trucking company owned by America West's Chief Executive Officer (CEO). For the three months ended March 31, 2010,

Hidden Splendor paid trucking fees amounting to $157,000 which is included in coal production costs in the consolidated statements of operations.

NOTE 5 – STOCKHOLDERS’ EQUITY

Common stock.

During the three months ended March 31, 2010, America West issued 1,684,000 common shares for services rendered valued at $262,370.

During the three months ended March 31, 2010, 654,000 common shares valued at $104,640 were issued to America West’s Chairman for pledging personal assets as collateral for certain debt obligations of the Company. These shares were accounted as loan costs and charged to interest expense.

During the three months ended March 31, 2010, America West issued 16,550,000 common shares with debt. The relative fair value of the shares was determined to be $999,115 and was recorded as a discount on the debt. See Notes 3 and 4 for details.

During the three months ended March 31, 2010, 350,000 previously issued common shares were cancelled.

Options

On March 26, 2010, America West granted employees and officers options to purchase an aggregate 8,260,000 common shares at an exercise price of $0.20. The options vest 100% on March 24, 2011 and have a term of the earlier of 1) 3 years from the vesting date, or 2) six months upon the employee's termination. The fair value of the options was determined to be $1,141,730 using the Black-Scholes stock option valuation model. The significant assumptions used in the valuation were: the exercise price noted above; the market value of America West's common stock on March 26, 2010, $0.16; expected volatility of 194.60%; risk free interest rate of 1.34%; and an expected term of 2.5 years. During the three months ended March 31, 2010, $15,346 of this fair value was expensed and the remaining $1,126,384 will be expensed over the remaining vesting period of the options.

A summary of option transactions for the three months ended March 31, 2010 is as follows:

	March 31, 2010
	Options	Wtd. Avg Exercise Price
Outstanding at December 31, 2009	6,747,500	$0.30
Granted	8,260,000	$0.20
Exercised	-	$-
Forfeited	-	$-
Expired	-	$-
Outstanding at March 31, 2010	15,007,500	$0.24
Exercisable at March 31, 2010	4,025,000	$0.31

At March 31, 2010, the range of exercise prices and the weighted average remaining contractual life of the options outstanding were $0.01 to $0.45 and 3.72 years, respectively. The intrinsic value of the exercisable options outstanding at March 31, 2010 was $160,800. The weighted average grant date fair value of the options granted during the three months ended March 31, 2010 was $0.14.

Warrants

On March 1, 2010, America West entered into a six month consulting agreement with a third party whereby America West granted 100,000 warrants to purchase common shares. 50,000 of the warrants, with an exercise price of $0.23 per share are exercisable immediately. The remaining 50,000 warrants, with an exercise price of $0.27 per share are exercisable on June 1, 2010. The warrants have a term of three years. The fair value of the warrants was determined to be $15,328 using the Black-Scholes stock option valuation model. The significant assumptions used in the valuation were: the exercise price noted above; the market value of America West's common stock on March 1, 2010, $0.18; expected volatility of 240.90%; risk free interest rate of 1.34%; and an expected term of three years. During the three months ended March 31, 2010, $10,253 of this fair value was expensed and the remaining $5,075 will be expensed over the remaining vesting period of the warrants.

On March 26, 2010, America West granted the Chairman of America West warrants to purchase an aggregate 3,949,543 common shares at an exercise price of $0.20. The warrants vested immediately and have a term of 3 years. The fair value of the warrants was determined to be $603,843 using the Black-Scholes stock option valuation model. The significant assumptions used in the valuation were: the exercise price noted above; the market value of America West's common stock on March 26, 2010, $0.16; expected volatility of 236.24%; risk free interest rate of 1.64%; and an expected term of 3 years. During the three months ended March 31, 2010, the fair value of $603,843 was fully charged to expense.

A summary of warrant transactions for the three months ended March 31, 2010 is as follows:

	March 31, 2010
	Options	Wtd. Avg Exercise Price
Outstanding at December 31, 2009	38,660,000	$0.09
Granted	4,049,543	$0.20
Exercised	-	$-
Forfeited	-	$-
Expired	-	$-
Outstanding at March 31, 2010	42,709,543	$0.10
Exercisable at March 31, 2010	29,659,543	$0.14

At March 31, 2010, the range of exercise prices and the weighted average remaining contractual life of the warrants outstanding were $0.01 to $0.42 and 5.34 years, respectively. The intrinsic value of the warrants exercisable at March 31, 2010 was $2,010,000. The weighted average grant date fair value of the warrants granted during the three months ended March 31, 2010 was $0.15.

NOTE 6 – DERIVATIVES

As of March 31, 2010, America West has an aggregate of 25,072,500 outstanding warrants containing exercise price reset provisions that are classified as derivative liabilities. In addition, on March 26, 2010, America West issued more common shares and instruments potentially convertible into common shares than the number of authorized common shares. As a result, under ASC 815-15, 4,587,043 warrants that were previously classified as equity, were reclassified to derivative liabilities. Consequently, America West recorded a derivative liability for these warrants equivalent to their initial fair value of $662,835 and reduced additional paid in capital by the same amount. These derivative instruments are then marked to market at each reporting period with the corresponding changes in fair value charged to derivative gain or loss.

The fair value of these liabilities as of March 31, 2010 totaled $4,040,693. The change in the fair value of these instruments from December 31, 2009 to March 31, 2010 of $181,988 was recorded as a derivative loss during the three months ended March 31, 2010. The Black Scholes stock option valuation model was used to determine the fair values. The significant assumptions used in the March 26, 2010 valuation were: the exercise prices ranging from $0.20 to $0.42; the market value of America West’s common stock on March 26, 2010, $0.16; expected volatilities between 183.08% and 236.89%; risk free interest rates of 1.64%; and remaining contract terms between 0.52 and 3.00 years. The significant assumptions used in the March 31, 2010 valuation were: the exercise prices ranging from $0.01 to $0.42; the market value of America West’s common stock on March 31, 2010, $0.14; expected volatilities between 166.6% and 237.93%; risk free interest rate of 1.64% and 2.08%; and remaining contract terms between 0.50 and 3.78 years.

Fair value measurement

America West values its derivative instruments under FASB ASC 820 which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.

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

America West uses Level 2 to value its derivative instruments.

The following table sets forth by level with the fair value hierarchy the Company’s financial assets and liabilities measured at fair value on March 31, 2010.

	Level 1	Level 2	Level 3	Level 4
Assets
None	$-	$-	$-	$-

Liabilities
Derivative Financial instruments	$-	$4,040,693	$-	$4,040,693

NOTE 7 – COMMITMENTS & CONTINGENCIES

 In March 2010, America West entered into a six-month agreement, engaging a consultant for total cash compensation of $24,000 over the six-month period. In addition, pursuant to the agreement, America West issued the consultant 134,000 common shares and 100,000 warrants to purchase common shares during the three months ended March 31, 2010.

NOTE 8 – SUBSEQUENT EVENTS

On April 5, 2010, America West borrowed $70,000 from a third party. The loan bears interest of 10% per annum and matured on April 30, 2010. In addition, 700,000 common shares were issued with this loan.

On April 21, 2010, the Chairman of America West fully paid the outstanding balance of the Company’s line of credit of $36,011.

In May 2010, America West borrowed a total of $350,000 from entities controlled by a director. These loans bear interest of 10% per annum and are due on July 31, 2010. In addition, 3,500,000 common shares were issued with these loans.

On May 17, 2010, America West extended the maturity date of certain third party loans and the related interest totaling $2.3 million to December 31, 2010. In connection with the extension of the maturity date, America West issued 23,440,880 common shares to the lender and granted the lender a royalty fee equivalent to 5% of the gross sales price of all coal purchased from third parties and sold by America West for the period from May 17, 2010 through December 31, 2016.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS AND FINANCIAL CONDITION

This Management’s Discussion and Analysis should be read in conjunction with the audited consolidated financial statements and notes thereto contained in our 2009 Annual Report filed with the SEC on Form 10-K on April 15, 2010. Our auditor's report on our consolidated financial statements contained in our Annual Report filed on Form 10-K for the fiscal year ended December 31, 2009, expressed an opinion that substantial doubt exists as to whether we can continue as an on-going business. The consolidated financial statements of the Company do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Overview

The Company is an established domestic coal producer engaged in the mining of clean and compliant (low-sulfur) coal. The majority of our coal is sold to utility companies for use in the generation of electricity. During 2010, we have entered into contracts with three customers to deliver a certain quantity of coal at fixed prices, subject to other terms and conditions that are standard in the industry. With respect to customers not subject to long-term contracts, we have short-term or market delivery and price contracts that we negotiate and perform on a continuous basis. Our strategy is to have a combination of long-term and short-term delivery contracts. We operate the Horizon Mine located in Carbon County, Utah, and we plan to expand mining operations in this mine and acquire and develop additional mining properties.

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

Hidden Splendor’s general unsecured creditors were owed approximately $3,400,000 as of the date of the Plan. Under the Plan, general unsecured creditors will receive no less than 50% and up to 70% of their respective allowed claims, or a minimum principal amount of approximately $1,700,000 and a maximum principal amount of approximately $2,380,000. On the effective date of the Plan, general unsecured creditors received an initial distribution of 10% of their respective allowed claims from the Plan Funding Contribution, or approximately $340,000. Thereafter, assuming the general unsecured creditors receive 70% of their respective allowed claims, the general unsecured creditors will receive semi-annual payments from a disbursing agent continuing for the duration of the Plan term. Hidden Splendor will pay the disbursing agent in equal quarterly installments of approximately $190,000 per quarter over the Plan term. If, however, Hidden Splendor pays the general unsecured creditors 60% of the allowed general unsecured creditor claims within twenty-four months following the effective date of the Plan, then no additional payments will be due and owing to the general unsecured creditors. Hidden Splendor has not made any payments to general unsecured creditors in excess of the aforementioned required quarterly payments as of the date of this Report. Insider claims will receive no distributions. Hidden Splendor is current on the $190,000 quarterly payments due to its general unsecured creditors per the Plan as of the date of this Report.

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

Results of Operations for the Three Months Ended March 31, 2010 Compared to March 31, 2009

Material changes in financial statement line items

The following table presents statements of operations data for each of the periods indicated and presents the percentage of change in each line item from one period to the next.

	Three Months Ended		Percentage
	March 31,		Increase
	2010	2009	(Decrease)

Coal sales	$1,083,104	$1,790,489	(40%)
Machine repair services	17,817	37,122	(52%)
Total revenue	1,100,921	1,827,611	(40%)

Coal production costs	2,311,484	1,551,003	49%
Coal purchases	15,033	-	100%
Machine repair costs	112,650	29,327	284%
Total cost of revenue	2,439,167	1,580,330	54%

Gross profit (loss)	(1,338,246)	247,281	641%

Operating expenses:
General and administrative expenses	1,883,249	1,774,783	6%

Loss from operations	(3,221,495)	(1,527,502)	(111%)

Other income (expenses):
Interest income	54	5,777	(99%)
Interest expense	(1,562,629)	(351,174)	345%
Change in derivative fair value	(181,988)	3,974,319	(105%)
Total other income (expenses)	(1,744,563)	3,628,922	(148%)

Net income (Loss)	$(4,966,058)	$2,101,420	(336%)

We had revenue for the three months ended March 31, 2010 of $1.1 million, a 40% decrease from revenues of $1.8 million for the same three month period in 2009. All coal sales revenue was related to coal produced from our Horizon coal mine operated by Hidden Splendor. The decrease in revenues was primarily attributable to lower demand for coal during the three months of 2010 compared to 2009.

Our production costs during the three months ended March 31, 2010 were $2.3 million, an increase of 49% over the production costs of $1.5 million reported for the three months ended March 31, 2009. Production costs increased primarily due to:

1)

Approximately $0.5 million increase in depletion expense in 2010 associated with mine development costs capitalized in prior periods. Capitalized mine development costs were higher during 2010 as compared to 2009, resulting in higher depletion expense.

2)

Approximately $0.2 million increase in freight costs in 2010 due to coal shipped during the period being on “FOB the railcar” delivery terms. Under these delivery terms, our Company is responsible for freight costs to ship the coal to the loadout facility. During the same period in 2009, most of our shipments were “FOB the mine”, which required our customer to be responsible for freight costs.

We had a negative gross margin of $1.3 million during the three months ended March 31, 2010, a decrease of $1.6 million compared to the first quarter of 2009. The negative gross margin was attributed to lower coal sales and higher production costs as outlined above.

General and administrative expenses for the three months ended March 31, 2010 totaled $1.9 million, an increase of 6% from general and administrative expenses of $1.8 million in the prior year’s comparable three month period. The increase is primarily attributed to higher stock option compensation expense associated with stock options being issued to management and employees during the first quarter of 2010.

Loss from operations increased 111% due to lower revenues and higher production and general and administrative costs.

Total other expenses decreased $5.4 million, or 148%, in the first three months of 2010 from other expenses of $1.7 million reported for the three months ended March 31, 2009. The change was primarily due to a negative change of approximately $4.2 million in the derivative fair value, as well as approximately $1.1 million increase in interest expense relate to a higher level of debt in 2010.

For the reasons noted above, our net loss for the three months ended March 31, 2010 of $5 million increased 136% from a net income of $2.1 million for the three months ended March 31, 2009.

Liquidity and Capital Resources

Beginning in September 2009, a few of our major customers either ceased or decreased their acceptance of our coal due to a buildup of coal inventories in the western United States. These unforeseen circumstances in demand resulted in decreased cash flows from operations during the fourth quarter of 2009 and through April 2010. We have recently executed additional coal sales contracts and have seen demand for our coal increase. However, the deficient cashflows from operations due to lower sales since the fall of 2009 have resulted in a poor current liquidity position. As a result, we need to raise additional capital to meet our working capital needs during 2010. Due to delinquency of payments to certain creditors by our Company in late 2009 and through the date of this Report, certain debts to both related and third parties are in default. As a result, a total of approximately $7.1 million associated with Hidden Splendor’s Bankruptcy Plan of Reorganization is in default and due upon demand, of which approximately $4.5 million was previously scheduled to mature subsequent to 2010. The Company is working to remedy these defaults and, as of the date of this Report, no creditors have filed a default under the Plan with the bankruptcy court. In addition, due to the aforementioned defaults, approximately $7.8 million in other third party and related party debt, of which approximately $7 million was scheduled to mature in 2011, is now due on demand and is default. The Company has not received a notice of default of any of the aforementioned debt as of the date of this Report. In addition, the Company has approximately $237,000 in related party and third party debt that matures in 2010. In addition, we have accrued unpaid federal and state taxes and royalties of approximately $2,400,000 related to 2009 and 2010. As a result, we will likely be required to raise at least $4 million in capital to meet the aforementioned obligations and fund expected working capital required in 2010. Of this $4 million capital requirement, it is expected that approximately $3 million will be utilized to purchase equipment with the balance to be utilized for working capital purposes. Should the Company receive a notice of default and demand for immediate payment on any of the aforementioned debts, we will likely be required to raise up to a total of approximately $20 million. Our inability to obtain immediate financing from third parties will negatively impact our ability to fund operations and execute our business plan. Any failure to obtain such financing could force us to abandon or curtail our operations. There is no assurance that we can raise additional capital from external sources, the failure of which could cause us to sell assets or curtail operations. We have no credit facilities in place, and as the Company has no debt or equity funding commitments, we will need to rely upon best efforts financings. Our auditors have issued a going concern opinion for our consolidated financial statements due to the substantial doubt about our ability to continue as a going concern.

Off-Balance Sheet Arrangements

As of March 31, 2010, the Company had no off-balance sheet arrangements.

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

Inventory – Inventory is stated valued at the lower of cost or market, determined by the first-in, first out method.

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

As a result of the existence of these material weaknesses as of March 31, 2010, management has concluded that we did not maintain effective internal control over financial reporting as of March 31, 2010, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

(b) Changes in Internal Controls.

There were no changes in the Company’s internal controls over financial reporting, known to the chief executive officer or to the chief financial officer that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There have been no material changes in the status of legal proceedings previously reported in the Company’s 2009 Annual Report on Form 10-K.

ITEM 1A. RISK FACTORS

The risk factors below supplement and should be read in conjunction with “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Set forth below is certain information concerning issuances of common stock that were not registered under the Securities Act of 1933 (“Securities Act”) that occurred, but were not reported in the Form 10-K filed with the SEC on May 15, 2010 for the fiscal year ended December 31, 2009, during the first quarter of fiscal 2010 and to date:

During November 2009 through January 2010, we entered into loan agreements with a third party pursuant to which we borrowed a principal amount of $1,150,000. In connection with the loans, we issued the third party lender 11,500,000 shares of the company’s common stock in January 2010 as additional consideration for these loans.

During January 2010, we issued 150,000 shares of common stock to consultants as settlement of cash fees incurred during 2009 related to services rendered to the Company valued at $23,250.

During February 2010, we issued 300,000 shares of common stock to consultants as settlement of cash fees incurred during 2009 related to services rendered to the Company valued at $45,000.

During February 2010, we issued 8,243,444 shares of common stock to several third party lenders as settlement of interest incurred during 2009 related to loans made by those parties in 2009.

During February 2010, we issued 4,438,778 shares of common stock to John Thomas Bridge and Opportunity Fund, managed by George Jarkesy, a director of the Company, as settlement of interest incurred during 2009 related to a loan from that related party in 2009.

During March 2010, we entered into loan agreements with a third party pursuant to which we borrowed a principal amount of $1,000,000. In connection with the loans, we issued the third party lender 10,000,000 shares of the company’s common stock as additional consideration for these loans.

During March 2010, we entered into a loan agreement with John Thomas Bridge & Opportunity Fund, an affiliate of George Jarkesy, a director of the Company, pursuant to which we borrowed a principal amount of $50,000. In connection with the loan, we issued the related party lender 500,000 shares of the Company’s common stock as additional consideration for such loan.

During March 2010, we issued 434,000 shares of common stock to consultants as settlement of cash fees incurred during 2009 for services rendered to the Company, as well as for ongoing services rendered to the Company during 2010, valued at a total of $77,440.

During March 2010, we issued 800,000 shares of common stock to Brian Rodriguez, the Company’s chief financial officer, for services rendered valued at $128,000.

During March 2010, we issued 654,000 shares of common stock to Alex Walker, the Company’s chairman, as consideration for pledging personal assets as collateral for certain bonds required for the Company’s coal mining operations. The shares were valued at $81,750.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Disclosure of the default is set forth in Liquidity and Capital Resources.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

Exhibits

Exhibit	Description	Location of Exhibit

31.1	Chief Executive Officer Section 302 Certification pursuant to Sarbanes-Oxley Act.	Included with this filing.

31.2	Chief Financial Officer Section 302 Certification pursuant to Sarbanes-Oxley Act.	Included with this filing.

32.1	Chief Executive Officer Section 906 Certification pursuant to Sarbanes-Oxley Act.	Included with this filing.

32.2	Chief Financial Officer Section 906 Certification pursuant to Sarbanes-Oxley Act.	Included with this filing

SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICA WEST RESOURCES, INC.

Dated: May 20, 2010	By:	/s/ Dan R. Baker
Dan R. Baker
Chief Executive Officer

	By:	/s/ Brian E. Rodriguez
Brian E. Rodriguez
Chief Financial Officer

EXHIBIT INDEX

Exhibit	Description	Location of Exhibit

31.1	Chief Executive Officer Section 302 Certification pursuant to Sarbanes-Oxley Act.	Included with this filing.

31.2	Chief Financial Officer Section 302 Certification pursuant to Sarbanes-Oxley Act.	Included with this filing.

32.1	Chief Executive Officer Section 906 Certification pursuant to Sarbanes-Oxley Act.	Included with this filing.

32.2	Chief Financial Officer Section 906 Certification pursuant to Sarbanes-Oxley Act.	Included with this filing