Form 10-Q
period 2010-06-30
AMERICA WEST RESOURCES, INC.
filed 2010-08-16
CIK 867687

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

 X . QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2010

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  X . No      .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer	.	Accelerated filer	.
Non-accelerated filer	. (Do not check if a smaller reporting company)	Smaller reporting company	X .

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

The number of shares of common stock issued and outstanding as of August 16, 2010, is 323,237,114.

America West Resources, Inc.

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

America West Resources, Inc. and Subsidiary

America West Resources, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2010	December 31, 2009
Assets
Current assets:
Cash and cash equivalents	$66,191	$44,660
Restricted cash	4,010	615,783
Accounts receivable	813,305	801,861
Inventory	636,778	44,441
Prepaid expenses	193,832	96,822
Deferred financing costs	39,000	-
Total current assets	1,753,116	1,603,567

Deposits	101,227	76,617
Property and equipment:
Property and equipment	13,074,372	12,990,200
Land and mineral properties	14,610,255	12,316,706
Less: accumulated depreciation and depletion	(12,032,335)	(9,399,861)
Net property and equipment	15,652,292	15,907,045

Total assets	$17,506,635	$17,587,229

Liabilities and Stockholders’ Deficit
Current liabilities:
Bank overdraft	$-	$607,021
Accounts payable	2,894,670	2,911,594
Accounts payable-related party	192,600	146,600
Accrued expenses	3,924,307	2,562,769
Deferred revenue	500,000	-
Line of credit	-	34,500
Short-term debt – related party, net of unamortized discounts of
$249,629 and $0, respectively	2,081,982	1,607,000
Current maturities of long-term debt, net of unamortized discounts
of $197,107 and $0, respectively	15,008,952	13,410,135
Derivative liabilities	3,682,331	3,195,870
Total current liabilities	28,284,842	24,475,489

Long-term debt	475,000	475,159
Asset retirement obligation	181,048	157,048
Total liabilities	28,940,890	25,107,696

Stockholders’ deficit:
Preferred stock, $0.0001 par value; 2,500,000 shares authorized; none
issued and outstanding	-	-
Common stock, $0.0001 par value; 300,000,000 shares authorized;
305,603,382 and 252,224,502 shares issued and outstanding,
respectively	30,561	25,225
Additional paid-in capital	20,833,287	15,415,206
Accumulated deficit	(32,298,103)	(22,960,898)
Total stockholders’ deficit	(11,434,255)	(7,520,467)

Total liabilities and stockholders’ deficit	$17,506,635	$17,587,229

See notes to consolidated financial statements.

America West Resources, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
		(Restated)		(Restated)
Revenues
Coal sales	$3,377,413	$2,595,403	$4,460,517	$4,385,892
Machine repair services	6,648	130,678	24,465	167,800
Total revenues	3,384,061	2,726,081	4,484,982	4,553,692

Cost of production and services:
Coal production costs	2,800,433	2,442,494	5,126,950	3,993,497
Coal purchases	-	154,122	-	154,122
Machine repair costs	3,068	110,724	3,884	140,051
Total cost of production and services	2,803,501	2,707,340	5,130,834	4,287,670

Gross profit (loss)	580,560	18,741	(645,852)	266,022

Operating expenses :
General and administrative	1,648,458	1,309,154	3,643,541	2,869,937

Loss from operations	(1,067,898)	(1,290,413)	(4,289,393)	(2,603,915)

Other income (expenses):
Interest income	30	51	84	5,828
Interest expense	(614,328)	(601,496)	(2,176,957)	(952,670)
Loss on extinguishment of debt	(3,047,313)	-	(3,047,313)	-
Gain on derivative liabilities	358,362	1,426,682	176,374	5,401,001
Total other income (expenses)	(3,303,249)	825,237	(5,047,812)	4,454,159

Net income (loss)	$(4,371,147)	$(465,176)	$(9,337,205)	$1,850,244

Basic and diluted earnings (loss) per share	$(0.02)	$(0.00)	$(0.03)	$0.01

Basic weighted average shares outstanding	285,610,840	183,592,880	273,679,180	175,094,824

Diluted weighted average shares outstanding	285,610,840	183,592,880	273,679,180	189,748,154

See notes to consolidated financial statements.

America West Resources, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 30,
	2010	2009
		(Restated)
Cash Flows from Operating Activities:
Net income (loss)	$(9,337,205)	$1,850,244
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and depletion	2,632,472	1,576,819
Amortization of debt discounts	1,157,559	114,544
Amortization of deferred financing costs	-	151,917
Accretion of asset retirement obligation	24,000	7,564
Common stock issued for services	332,010	245,250
Common stock issued as loan costs	-	150,000
Warrant expense	619,171	-
Option expense	483,463	263,540
Loss on write-off of property and equipment	50,093	-
Gain on derivative liabilities	(176,374)	(5,401,001)
Loss on extinguishment of debt	3,047,313	-
Changes in current assets and liabilities:
Accounts receivable	(11,444)	(568,615)
Inventory	(592,337)	-
Prepaid expenses	(97,010)	-
Accounts payable	(16,924)	1,049,875
Accounts payable-related party	46,000	-
Deferred revenue	500,000	-
Accrued liabilities	1,455,626	863,502
Net cash provided by operating activities	116,413	303,639
Cash Flows from Investing Activities:
Purchase of property and equipment	(134,263)	(2,371,076)
Capital expenditures for land and mineral properties	(2,293,549)	(2,110,940)
Change in restricted cash	611,773	-
Advance royalty payments made	-	(500,000)
Deposits	(24,610)	(78,120)
Net cash used in investing activities	(1,840,649)	(5,060,136)
Cash Flows from Financing Activities:
Proceeds from issuance of common stock, net of issuance costs	-	187,616
Cash received for stock issued with debt	-	150,000
Replenish bank overdraft	(607,021)	-
Collection of subscription receivable	-	4,305,610
Cash paid for debt financing costs	(39,000)	-
Proceeds from related party debt	759,611	1,187,000
Payments on related party debt	(35,000)	(1,385,000)
Proceeds from debt	2,363,686	1,495,000
Payments on debt	(662,009)	(1,450,860)
Net payments on revolving credit	(34,500)	(34,917)
Net cash provided by financing activities	1,745,767	4,454,449
Net increase (decrease) in cash and cash equivalents	21,531	(302,048)
Cash and cash equivalents at beginning of period	44,660	407,472
Cash and Cash Equivalents at End of Period	$66,191	$105,424
Supplemental Cash Flow Information
Cash paid for interest	$213,144	$265,750
Cash paid for income taxes	-	-
Noncash Investing and Financing Activities
Debt issued for property	$-	$134,520
Accrued interest converted to debt	94,088	-
Warrants reclassed to derivative liability	662,835	-
Debt discount from common stock issued with debt	4,651,608	1,509,142

See notes to consolidated financial statements.

America West Resources, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 –BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements as of June 30, 2010, have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the 2009’s Annual Report filed with the SEC on Form 10-K on April 15, 2010. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the consolidated financial statements which would substantially duplicate the disclosure contained in the audited consolidated financial statements for fiscal 2009 as reported in the Form 10-K on April 15, 2010 have been omitted.

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

Restatement of Prior Period

In the third quarter of fiscal 2009, America West identified 13,532,183 outstanding common stock warrants which were not recorded as derivative liabilities and marked to market as required during the six months ended June 30, 2009. The grant date fair value of these warrants was determined to be $3,758,896. This is required to be removed from additional paid-in capital and recorded as a derivative liability. The June 30, 2009 fair value of these warrants was determined to be $1,208,757. The change in the fair value of these warrants from their grant date through June 30, 2009 is required to be recorded as other income or expense. The adjustments to correct the above resulted in a reduction to the previously reported additional paid-in capital at June 30, 2009 of $3,758,896 and an increase to the previously reported derivative liability at June 30, 2009 of $1,208,757. The previously reported gain on derivative liabilities for the six months ended June 30, 2009 was increased by $2,550,139.

In the second quarter of fiscal 2010, America West identified certain general and administrative expenses that were overstated during the three and six months ended June 30, 2009. The net adjustment to correct this resulted in a reduction to the previously reported accrued liabilities at June 30, 2009 of $355,011and a decrease to the previously reported general and administrative expenses for the three and six months ended June 30, 2009 of $141,011 and $355,011, respectively. America West also identified an understatement in the amount of depletion expense recorded for the three and six months ended June 30, 2009. The adjustment to correct this resulted in an increase to the previously reported accumulated depletion at June 30, 2009 and an increase to the depletion expense previously reported for the three and six months ended June 30, 2009 of $614,263.

Therefore, America West is adjusting its previously reported June 30, 2009 consolidated statements of operations and cash flows in this June 30, 2010 quarterly filing. The following tables reflect the impact of the above errors to the consolidated statement of operations for the three and six months ended June 30, 2009:

	Six Months Ended June 30, 2009
	As Reported	Adjustments	As Restated
Cost of revenue:
Coal production costs	$3,379,234	$614,263	$3,993,497
Total cost of revenue	3,673,407	614,263	4,287,670

Gross profit	880,285	(614,263)	266,022

Operating expenses :
General and administrative	3,224,948	(355,011)	2,869,937

Loss from operations	(2,344,663)	(259,252)	(2,603,915)

Other income (expenses) :
Change in derivative fair value	2,850,862	2,550,139	5,401,001
Total other income (expenses)	1,904,020	2,550,139	4,454,159

Net income (loss)	$(440,643)	$2,290,887	$1,850,244
Basic loss per share	$(0.00)	$(0.00)	$0.01
Diluted loss per share	$(0.00)	$(0.00)	$0.01
Basic weighted shares outstanding	175,094,824	-	175,094,824
Diluted weighted shares outstanding	175,094,824	14,653,330	189,748,154

	Three Months Ended June 30, 2009
	As Reported	Adjustments	As Restated
Cost of revenue:
Coal production costs	$1,828,231	$614,263	$2,442,494
Total cost of revenue	2,093,077	614,263	2,707,340

Gross profit	633,004	(614,263)	18,741

Operating expenses:
General and administrative	1,450,165	(141,011)	1,309,154

Loss from operations	(817,161)	(473,252)	(1,290,413)

Other income (expenses):
Change in derivative fair value	751,020	675,662	1,426,682
Total other income (expenses)	149,575	675,662	825,237

Net income (loss)	$(667,586)	$202,410	$(465,176)
Basic loss per share	$(0.00)	$(0.00)	$(0.00)
Diluted loss per share	$(0.00)	$(0.00)	$(0.00)
Basic weighted shares outstanding	183,592,880	-	183,592,880
Diluted weighted shares outstanding	183,592,880	-	183,592,880

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

NOTE 2 – GOING CONCERN

As shown in the accompanying consolidated financial statements, America West had a working capital deficit of $26,531,726 and an accumulated deficit of $32,298,103 as of June 30, 2010. These conditions raise substantial doubt as to America West’s ability to continue as a going concern. Management is attempting to raise additional capital through sales of stock and enhance the operations of Hidden Splendor to achieve cash-positive operations. The consolidated financial statements do not include any adjustments that might be necessary if America West is unable to continue as a going concern.

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

Between February and June 2010, America West and its subsidiaries signed eight notes to borrow a total of $1,400,000. The notes bear interest between 10% and 15% per annum and mature between March 15, 2010 and December 31, 2010. A total of 14,000,000 common shares were issued in connection with the debt. The relative fair value of these shares was $823,574 and was recorded as a debt discount. The debt discount is being amortized and recorded as interest expense over the term of the debt using the effective interest method. Amortization for the six months ended June 30, 2010 was $626,467. The unamortized discount was $197,107 at June 30, 2010.

On May 17, 2010, loans previously issued between November 2009 and April 2010 totaling $2,150,000 were modified and consolidated into one loan. In addition, an additional $100,000 was borrowed under the modified loan and $94,088 of accrued interest was converted to principal bringing the principal amount of the modified loan to $2,344,088. The modified note bears interest at the rate of 15% per annum and matures on December 31, 2010. In connection with this modification, 23,440,880 shares of common stock were issued to the lender with a fair value of $3,047,313. America West evaluated the modification under FASB ASC 470-50 and determined that the modification was substantial and the revised terms constituted a debt extinguishment. As a result, a total loss on the extinguishment of $3,047,313 was recorded during the six months ended June 30, 2010.

In June 2010, the Company borrowed $188,686 to pay for insurance. The note bears interest at 4.95% per annum and matures on April 4, 2011.

A summary of debt activity for the six months ended June 30, 2010 is as follows:

Balance, net at December 31, 2009	$13,885,294
Borrowings	2,363,686
Principal payments	(662,009)
Discounts	(1,223,628)
Amortization of discounts	1,026,521
Accrued interest converted to principal	94,088
Balance, net at June 30, 2010 Less: current maturities, net	15,483,952 (15,008,952)
Long-term debt	$475,000

NOTE 4 – RELATED PARTY TRANSACTIONS

Between February and June 2010, an entity controlled by a director of America West loaned the Company an aggregate of $720,000. The loans are unsecured, bear interest at 10% per annum and mature between March 15, 2010 and September 30, 2010. In addition, an aggregate of 7,200,000 common shares were issued with the debt. The relative fair value of these shares was determined to be $380,667 and was recorded as a debt discount. The discount is being amortized over the life of the loan using the effective interest rate method. Amortization for the six months ended June 30, 2010 was $131,038. The unamortized discount was $249,629 at June 30, 2010.

In April 2010, an entity controlled by a director of America West loaned the Company $5,000. The loan is unsecured, bears no interest, and is due on demand.

In April 2010, America West’s Chairman of the Board of Directors paid off a line of credit balance of $34,500 with personal funds. As a result, America West has a loan due to the Chairman of $34,611 that is unsecured, bears interest at 10% per annum and is due on demand.

In May 2010, America West repaid a $35,000 loan from the Chief Executive Officer.

Hidden Splendor ships a portion of its coal utilizing a trucking company owned by America West's Chief Executive Officer. For the six months ended June 30, 2010, Hidden Splendor paid trucking fees amounting to $587,000 which is included in coal production costs in the consolidated statements of operations.

NOTE 5 – STOCKHOLDERS’ EQUITY

Common Stock

During the six months ended June 30, 2010, America West issued 1,684,000 common shares for services rendered valued at $262,370.

During the six months ended June 30, 2010, 654,000 common shares valued at $104,640 were issued to America West’s Chairman for pledging personal assets as collateral for certain debt obligations of the Company. These shares were accounted as loan costs and charged to other expense.

During the six months ended June 30, 2010, America West issued 51,390,880 common shares with debt. The relative fair value of the shares was determined to be $4,651,608 and was recorded as a discount on the debt. See Notes 3 and 4 for details.

During the six months ended June 30, 2010, 350,000 previously issued common shares were cancelled.

Options

On March 26, 2010, America West granted employees and officers options to purchase an aggregate 8,260,000 common shares at an exercise price of $0.20. The options vest 100% on March 24, 2011 and have a term of the earlier of 1) 3 years from the vesting date, or 2) six months upon the employee's termination. The fair value of the options was determined to be $1,141,730 using the Black-Scholes stock option valuation model. The significant assumptions used in the valuation were: the exercise price noted above; the market value of America West's common stock on March 26, 2010, $0.16; expected volatility of 194.60%; risk free interest rate of 1.34%; and an expected term of 2.5 years. During the six months ended June 30, 2010, $300,778 of this fair value was expensed and the remaining $840,952 will be expensed over the remaining vesting period of the options.

A summary of option transactions for the six months ended June 30, 2010 is as follows:

	June 30, 2010
	Options	Wtd. Avg Exercise Price
Outstanding at December 31, 2009	6,747,500	$0.30
Granted	8,260,000	0.20
Exercised	-	-
Forfeited	-	-
Expired	-	-
Outstanding at June 30, 2010	15,007,500	$0.24
Exercisable at June 30, 2010	4,025,000	$0.31

At June 30, 2010, the range of exercise prices and the weighted average remaining contractual life of the options outstanding were $0.01 to $0.45 and 3.47 years, respectively. The intrinsic value of the exercisable options outstanding at June 30, 2010 was $144,000. The weighted average grant date fair value of the options granted during the six months ended June 30, 2010 was $0.14.

Warrants

On March 1, 2010, America West entered into a six month consulting agreement with a third party whereby America West granted 100,000 warrants to purchase common shares. 50,000 of the warrants, with an exercise price of $0.23 per share are exercisable immediately. The remaining 50,000 warrants, with an exercise price of $0.27 per share are exercisable on June 1, 2010. The warrants have a term of three years. The fair value of the warrants was determined to be $15,328 using the Black-Scholes stock option valuation model. The significant assumptions used in the valuation were: the exercise price noted above; the market value of America West's common stock on March 1, 2010, $0.18; expected volatility of 240.90%; risk free interest rate of 1.34%; and an expected term of three years. During the six months ended June 30, 2010, $15,328 of this fair value was expensed.

On March 26, 2010, America West granted the Chairman of America West warrants to purchase an aggregate 3,949,543 common shares at an exercise price of $0.20. The warrants vested immediately and have a term of 3 years. The fair value of the warrants was determined to be $603,843 using the Black-Scholes stock option valuation model. The significant assumptions used in the valuation were: the exercise price noted above; the market value of America West's common stock on March 26, 2010, $0.16; expected volatility of 236.24%; risk free interest rate of 1.64%; and an expected term of 3 years. During the six months ended June 30, 2010, the fair value of $603,843 was charged to expense.

A summary of warrant transactions for the six months ended June 30, 2010 is as follows:

	June 30, 2010
	Options	Wtd. Avg Exercise Price
Outstanding at December 31, 2009	38,660,000	$0.09
Granted	4,049,543	0.20
Exercised	-	-
Forfeited	-	-
Expired	-	-
Outstanding at June 30, 2010	42,709,543	$0.10
Exercisable at June 30, 2010	29,709,543	$0.14

At June 30, 2010, the range of exercise prices and the weighted average remaining contractual life of the warrants outstanding were $0.01 to $0.42 and 5.09 years, respectively. The intrinsic value of the warrants exercisable at June 30, 2010 was $1,800,000. The weighted average grant date fair value of the warrants granted during the six months ended June 30, 2010 was $0.15.

NOTE 6 – DERIVATIVES

As of June 30, 2010, America West has an aggregate of 25,072,500 outstanding warrants containing exercise price reset provisions that are classified as derivative liabilities. In addition, on March 26, 2010, America West issued more common shares and instruments potentially convertible into common shares than the number of authorized common shares. As a result, under ASC 815-15, 4,587,043 warrants that were previously classified as equity, were reclassified to derivative liabilities. Consequently, America West recorded a derivative liability for these warrants equivalent to their initial fair value of $662,835 and reduced additional paid in capital by the same amount. These derivative instruments are then marked to market at each reporting period with the corresponding changes in fair value charged to derivative gain or loss.

The fair value of these liabilities as of June 30, 2010 totaled $3,682,331. The change in the fair value of these instruments from December 31, 2009 to June 30, 2010 of $176,374 was recorded as a derivative loss during the six months ended June 30, 2010. The Black Scholes stock option valuation model was used to determine the fair values. The significant assumptions used in the March 26, 2010 valuation were: the exercise prices ranging from $0.20 to $0.42; the market value of America West’s common stock on March 26, 2010, $0.16; expected volatilities between 183.08% and 236.89%; risk free interest rates of 1.64%; and remaining contract terms between 0.52 and 3.00 years. The significant assumptions used in the June 30, 2010 valuation were: the exercise prices ranging from $0.01 to $0.42; the market value of America West’s common stock on June 30, 2010, $0.13; expected volatilities between 185.6% and 239.6%; risk free interest rates between 0.18% and 1.00%; and remaining contract terms between 0.25 and 3.53 years.

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

America West uses Level 2 inputs to value its derivative instruments.

The following table sets forth by level with the fair value hierarchy the Company’s financial assets and liabilities measured at fair value on June 30, 2010.

	Level 1	Level 2	Level 3	Total
Assets:
None	$-	$-	$-	$-

Liabilities:
Derivative Financial instruments	$-	$3,682,331	$-	$3,682,331

NOTE 7 – COMMITMENTS & CONTINGENCIES

In March 2010, America West entered into a six-month agreement, engaging a consultant for total cash compensation of $24,000 over the six-month period. In addition, pursuant to the agreement, America West issued the consultant 134,000 common shares and 100,000 warrants to purchase common shares during the six months ended June 30, 2010.

NOTE 8 – SUBSEQUENT EVENTS

During July 2010, America West borrowed $200,000 from a third party. The loan bears interest of 10% per annum and matures on August 23, 2010. In addition, if America West is unable to repay the loan by August 23, 2010, America West will be obligated to issue 4,000,000 common shares to the holder.

During July and August 2010, America West borrowed a total of $490,000 from entities controlled by a director. These loans bear interest of 10% per annum and are due on September 30, 2010.  In addition, America West issued an aggregate of 4,900,000 common shares with the loans.

During August 2010, America West issued 14,133,732 common shares in return for the surrender and cancellation of 14,133,732 previously granted common stock warrants that were exercisable at $0.01 per share. The warrants contained reset provisions that required these to be classified as derivative liabilities and were included in the derivative liability at June 30, 2010.

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

After all payments under the Plan are made, certain classified creditors will receive a total principal amount of approximately $8,300,000 as follows: (i) secured creditors will receive an aggregate principal amount of approximately $6,000,000 amortized in equal monthly installments of $94,879 per month, maintaining a lien on the Horizon Mine as collateral for the obligations; (ii) the Internal Revenue Service and certain State of Utah tax authorities will collectively receive an aggregate principal amount $1,800,000 amortized in equal quarterly payments of $162,156 to be paid over a period continuing to the earlier of sixty months from the petition date or forty-six months from the effective date of the Plan; and (iii) the Howard Kent, Inc. Profit Sharing Plan will receive an aggregate principal amount of $475,000 to be paid (A) in interest only payments at 8.1% for the first 24 months immediately following the effective date of the Plan, and (B) after 24 months of interest only payments, commencing in the 25th month immediately following the effective date of the Plan, in payments of both principal and interest fully amortizing for a period of an additional 24 months. Hidden Splendor is current on payments to its secured creditor as of the date of this Report. However, the delinquency on payments of other loans to third parties and as outlined herein result in Hidden Splendor being in default on its secured creditor loan. Hidden Splendor is delinquent on the $162,156 payments due March 31, 2010 and June 30, 2010 to the Internal Revenue Service and the State of Utah tax authorities as of the date of this Report. The Company is currently working to remedy the aforementioned defaults. As of the date of this Report, no parties had provided the Company a notice default, nor has any party to the Plan filed a notice of default under the Plan with the bankruptcy court.

Hidden Splendor’s general unsecured creditors were owed approximately $3,400,000 as of the date of the Plan. Under the Plan, general unsecured creditors will receive no less than 50% and up to 70% of their respective allowed claims, or a minimum principal amount of approximately $1,700,000 and a maximum principal amount of approximately $2,380,000. On the effective date of the Plan, general unsecured creditors received an initial distribution of 10% of their respective allowed claims from the Plan Funding Contribution, or approximately $340,000. Thereafter, assuming the general unsecured creditors receive 70% of their respective allowed claims, the general unsecured creditors will receive semi-annual payments from a disbursing agent continuing for the duration of the Plan term. Hidden Splendor will pay the disbursing agent in equal quarterly installments of approximately $190,000 per quarter over the Plan term. If, however, Hidden Splendor pays the general unsecured creditors 60% of the allowed general unsecured creditor claims within twenty-four months following the effective date of the Plan, then no additional payments will be due and owing to the general unsecured creditors. Hidden Splendor has not made any payments to general unsecured creditors in excess of the aforementioned required quarterly payments as of the date of this Report. Insider claims will receive no distributions. As of June 30, 2010, the balance owed to the general unsecured creditors under the Plan is approximately $1 million. Hidden Splendor is delinquent on the $190,000 payment due June 30, 2010 to the general unsecured creditors as of the date of this Report. The Company is currently working to remedy the aforementioned default. As of the date of this Report, no parties had provided the Company a notice default, nor has any party to the Plan filed a notice of default under the Plan with the bankruptcy court.

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

Results of Operations for the Six Months Ended June 30, 2010 Compared to June 30, 2009

Material changes in financial statement line items

The following table presents statements of operations data for each of the periods indicated and presents the percentage of change in each line item from one period to the next.

	Six Months Ended		Percentage
	June 30,		Increase
	2010	2009	(Decrease)
		(Restated)
Coal sales	$4,460,517	$4,385,892	2%
Machine repair services	24,465	167,800	(85%)
Total revenue	4,484,982	4,553,692	(2%)

Coal production costs	5,126,950	3,993,497	28%
Coal purchases	-	154,122	(100%)
Machine repair costs	3,884	140,051	(97%)
Total cost of revenue	5,130,834	4,287,670	20%

Gross profit	(645,852)	266,022	(343%)

Operating expenses:
General and administrative expenses	3,643,541	2,869,937	27%

Loss from operations	(4,289,393)	(2,603,915)	65%

Other income (expenses):
Interest income	84	5,828	(99%)
Interest expense	(2,176,957)	(952,670)	128%
Loss on extinguishment of debt	(3,047,313)	-	-
Change in derivative fair value	176,374	5,401,001	(97%)
Total other income (expenses)	(5,047,812)	4,454,159	(213%)

Net income (loss)	$(9,337,205)	$1,850,244	(605%)

We had revenue for the six months ended June 30, 2010 of $4.5 million, a 2% increase from revenues of $4.4 million for the same six month period in 2009. All coal sales revenue during 2010 was related to coal produced from our Horizon coal mine. The slight increase in revenues was primarily attributable to approximately 76% higher coal tonnage sold during the six months of 2010 compared to 2009, partially offset by an approximate 34% lower average sales price per ton in 2010 compared to 2009.

Our production costs during the six months ended June 30, 2010 were $5.1 million, an increase of 28% over the production costs of $4.0 million reported for the six months ended June 30, 2009. Production costs increased primarily due to approximately 76% higher coal tonnage produced during the six months of 2010 compared to 2009, partially offset by lower production costs per ton due to newer mining equipment used and more favorable mining conditions in 2010 compared to 2009.

We had a gross loss of $0.6 million during the six months ended June 30, 2010, compared to a gross profit of $0.3 million during the six months ended June 30, 2009, a negative variance of $0.9 million, or 343%. The negative variance was primarily attributed to an approximate 34% lower average sales price per ton in 2010 compared to 2009.

General and administrative expenses for the six months ended June 30, 2010 totaled $3.6 million, an increase of 27% from $2.9 million for the six months ended June 30, 2009. The increase is primarily attributed to higher stock compensation expense associated with share-based awards issued to management and employees. The stock compensation expense during six months ended June 30, 2010 was approximately $1 million.

Loss from operations increased 64% due to higher production costs and general and administrative costs as set forth above.

Total net other expenses totaled $5.0 million for the first six months of 2010, compared to net other income of $4.5 million for the six months ended June 30, 2009. The negative variance between periods of approximately $9.5 million was primarily due to the following:

•

a negative change of approximately $5.2 million in the derivative liability fair value. As of June 30, 2010, our Company has 25,072,500 outstanding warrants containing exercise price reset provisions that are classified as derivative liabilities. In addition, our Company has issued more common shares and instruments potentially convertible into common shares than the number of authorized common shares. These items result in a derivative liability which is marked to market at each reporting period with the corresponding changes in fair value charged to derivative gain or loss. See further details and description of the derivative liability and fair value in the footnotes to our consolidated financial statements.

•

 a $3 million one-time charge on extinguishment of debt associated with the extension of the term of third party loans made to our company. In May 2010, the payment terms on various loans from November 2009 through April 2010 totaling $2,150,000 were modified whereby these thirteen loans were consolidated into one loan. In connection with this modification, 23,440,880 shares of common stock were issued to the lender with a fair value of $3,047,313.

•

approximately $1.2 million increase in interest expense primarily attributed to 1) an approximate $1.2 million charge associated with the amortization of debt discount (the expensing of common stock to lenders as consideration for loans) due to various related party and third party loans maturing during the 2010 period, and 2) higher interest expense associated with a higher level of debt.

We incurred a $9.3 million net loss for the six months ended June 30, 2010, compared to a $1.9 million net income for the six months ended June 30, 2009. The negative variance between the periods of $11.2 million, or 606%, is primarily attributed to the $9.5 million change in net other expenses and $1.7 million change in loss from operations as described in detail above. Of the $9.4 million net loss, approximately $5 million is associated with expenses that are one-time non-cash items, composed of the following:

$3 million - one-time charge extinguishment of debt associated with extension of loans

$1 million - one-time charge associated with issuance of share-based awards to employees & directors

$1 million - one-time charge associated with amortization of debt discounts related to stock issued with debt on loans that matured during the 2010 period

Liquidity and Capital Resources

Beginning in September 2009, all of our major customers either ceased or decreased their acceptance of our coal due to a buildup of coal inventories in the western United States. These unforeseen circumstances in demand resulted in decreased cash flows from operations during the fourth quarter of 2009 and through April 2010. We have recently executed additional coal sales contracts totaling over in revenue backlog over $100 million and have seen demand for our coal increase. However, the deficient cash flows from operations due to lower sales from the fourth quarter of 2009 through the early second quarter of 2010 have resulted in a poor current liquidity position. As a result, we need to raise additional capital to meet our working capital needs during 2010. Due to delinquency of payments to certain creditors by our Company in late 2009 and through the date of this Report, certain debts to both related and third parties are in default. As a result, a total of approximately $7.1 million associated with Hidden Splendor’s Bankruptcy Plan of Reorganization is in default and due upon demand, of which approximately $4.5 million was previously scheduled to mature subsequent to 2010. The Company is working to remedy these defaults and, as of the date of this Report, no creditors have filed a default under the Plan with the bankruptcy court. In addition, due to the aforementioned defaults, approximately $8.0 million in other third party and related party debt, of which approximately $7 million was scheduled to mature in 2011, is now due on demand and is in default. The Company has not received a notice of default of any of the aforementioned debt as of the date of this Report. In addition, the Company has approximately $371,000 in related party and third party debt that matures in 2010. In addition, we have accrued unpaid federal and state taxes and royalties of approximately $2,200,000 related to 2009 and 2010. As a result, we will likely be required to raise at least $4 million in capital to meet the aforementioned obligations and fund expected working capital required in 2010. Should the Company receive a notice of default and demand for immediate payment on any of the aforementioned debts, we will likely be required to raise up to a total of approximately $20 million. Our inability to obtain immediate financing from third parties will negatively impact our ability to fund operations and execute our business plan. Any failure to obtain such financing could force us to abandon or curtail our operations. There is no assurance that we can raise additional capital from external sources, the failure of which could cause us to sell assets or curtail operations. We have no credit facilities in place, and as the Company has no debt or equity funding commitments, we will need to rely upon best efforts financings. Our auditors have issued a going concern opinion for our consolidated financial statements due to the substantial doubt about our ability to continue as a going concern.

Off-Balance Sheet Arrangements

As of June 30, 2010, the Company had no off-balance sheet arrangements.

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

5)

The Company has not consistently utilized closing checklists to ensure appropriate actions and journal entries are completed as a normal part of the closing process

6)

The Company does not provide access to a technical accounting research database for personnel involved in financial reporting.

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

As a result of the existence of these material weaknesses as of June 30, 2010, management has concluded that we did not maintain effective internal control over financial reporting as of June 30, 2010, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Set forth below is certain information concerning issuances and pending obligations of issuances of common stock that were not registered under the Securities Act of 1933 (“Securities Act”) that occurred, but were not reported in the Form 10-K filed with the SEC on May 15, 2010 for the fiscal year ended December 31, 2009, during the first and second quarters of fiscal 2010 and to date:

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

During April 2010, we entered into loan agreements with a third party pursuant to which we borrowed a principal amount of $70,000. In connection with the loans, we issued the third party lender 700,000 shares of the company’s common stock as additional consideration for these loans.

During April 2010, we entered into loan agreements with John Thomas Bridge & Opportunity Fund LP and John Thomas Bridge & Opportunity Fund II LP, affiliates of George Jarkesy, a director of the Company, pursuant to which we borrowed an aggregate principal amount of $170,000. In connection with the loans, we are obligated to issue the related party lender 1,700,000 shares of the Company’s common stock as additional consideration for such loans. As of the date of this Report, the aforementioned shares have not been issued.

During May 2010, we entered into loan agreements with John Thomas Bridge & Opportunity Fund LP and John Thomas Bridge & Opportunity Fund II LP, affiliates of George Jarkesy, a director of the Company, pursuant to which we borrowed an aggregate principal amount of $350,000. In connection with the loans, we are obligated to issue the related party lender 3,500,000 shares of the Company’s common stock as additional consideration for such loans. As of the date of this Report, the aforementioned shares have not been issued.

During May 2010, we entered extended the maturity date on certain loan agreements with a third party pursuant to which we had previously borrowed an aggregate principal amount of $2,150,000. In addition, we borrowed an additional $100,000 from the third party lender. In connection with the extension of the loans and the additional amount borrowed, we are obligated to issue the third party lender 23,440,880 shares of the company’s common stock as additional consideration for these loans. As of the date of this Report, the aforementioned shares have not been issued.

During June 2010, we entered into loan agreements with John Thomas Bridge & Opportunity Fund LP and John Thomas Bridge & Opportunity Fund II LP, affiliates of George Jarkesy, a director of the Company, pursuant to which we borrowed an aggregate principal amount of $320,000. In connection with the loans, we are obligated to issue the related party lender 3,200,000 shares of the Company’s common stock as additional consideration for such loans. As of the date of this Report, the aforementioned shares have not been issued.

During June 2010, we entered into loan agreements with a third party pursuant to which we borrowed an aggregate principal amount of $400,000. In connection with the loans, we are obligated to issue the third party lender 4,000,000 shares of the company’s common stock as additional consideration for these loans. As of the date of this Report, the aforementioned shares have not been issued.

During July 2010, we entered into loan agreements with John Thomas Bridge & Opportunity Fund LP and John Thomas Bridge & Opportunity Fund II LP, affiliates of George Jarkesy, a director of the Company, pursuant to which we borrowed an aggregate principal amount of $350,000. In connection with the loans, we are obligated to issue the related party lender 3,500,000 shares of the Company’s common stock as additional consideration for such loans. As of the date of this Report, the aforementioned shares have not been issued.

During July 2010, we entered into a loan agreement with a third party pursuant to which we borrowed an aggregate principal amount of $200,000. In connection with the loan, if we are unable to repay the loan within 30 days of the loan origination, we will be obligated to issue the third party lender 4,000,000 shares of the company’s common stock as additional consideration for these loans. As of the date of this Report, the aforementioned shares have not been issued.

During August 2010, we entered into loan agreements with John Thomas Bridge & Opportunity Fund LP and John Thomas Bridge & Opportunity Fund II LP, affiliates of George Jarkesy, a director of the Company, pursuant to which we borrowed an aggregate principal amount of $140,000.  In connection with the loans, we are obligated to issue the related party lender 1,400,000 shares of the Company’s common stock as additional consideration for such loans.   As of the date of this Report, the aforementioned shares have not been issued.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

TEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

Exhibits

Exhibit	Description	Location of Exhibit

31.1	Chief Executive Officer Section 302 Certification pursuant to Sarbanes-Oxley Act.	Included with this filing.

31.2	Chief Financial Officer Section 302 Certification pursuant to Sarbanes-Oxley Act.	Included with this filing.

32.1	Chief Executive Officer Section 906 Certification pursuant to Sarbanes-Oxley Act.	Included with this filing.

32.2	Chief Financial Officer Section 906 Certification pursuant to Sarbanes-Oxley Act.	Included with this filing

SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICA WEST RESOURCES, INC.

Dated: August 16, 2010	By:	/s/ Dan R. Baker
Dan R. Baker
Chief Executive Officer

	By:	/s/ Brian E. Rodriguez
Brian E. Rodriguez
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002