Form 10-Q
period 2010-09-30
AMERICA WEST RESOURCES, INC.
filed 2010-11-22
CIK 867687

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

 X . QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2010

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

The number of shares of common stock issued and outstanding as of November 22, 2010, is 30,961,426.

America West Resources, Inc.

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

America West Resources, Inc. and Subsidiary

America West Resources, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
	2010	2009
Assets
Current assets:
Cash and cash equivalents	$10,486	$44,660
Restricted cash	4,010	615,783
Accounts receivable	140,855	801,861
Inventory	585,636	44,441
Prepaid expenses	131,133	96,822
Deferred financing costs	165,978	-
Total current assets	1,038,098	1,603,567

Deposits	343,617	76,617
Property and equipment:
Property and equipment	13,201,882	12,990,200
Land and mineral properties	16,136,754	12,316,706
Less: accumulated depreciation and depletion	(13,168,640)	(9,399,861)
Net property and equipment	16,169,996	15,907,045

Total assets	$17,551,711	$17,587,229

Liabilities and Stockholders’ Deficit
Current liabilities:
Bank overdraft	$102,519	$607,021
Accounts payable	2,778,053	2,911,594
Accounts payable-related party	218,100	146,600
Accrued expenses	3,701,817	2,562,769
Deferred revenue	500,000	-
Line of credit	-	34,500
Short-term debt – related party, net of unamortized discounts of
$186,358 and $0, respectively	2,892,753	1,607,000
Current maturities of long-term debt, net of unamortized discounts
of $551,114 and $0, respectively	16,101,833	13,410,135
Derivative liabilities	747,170	3,195,870
Total current liabilities	27,042,245	24,475,489

Long-term debt, net of current portion	1,264,450	475,159
Asset retirement obligation	193,048	157,048
Total liabilities	28,499,743	25,107,696

Stockholders’ deficit:
Preferred stock, $0.0001 par value; 2,500,000 shares authorized; none
issued and outstanding	-	-
Common stock, $0.0001 par value; 300,000,000 shares authorized;
28,594,343 and 21,018,709 shares issued and outstanding,
respectively	2,859	2,102
Additional paid-in capital	25,232,170	15,438,329
Accumulated deficit	(36,183,061)	(22,960,898)
Total stockholders’ deficit	(10,948,032)	(7,520,467)

Total liabilities and stockholders’ deficit	$17,551,711	$17,587,229

See notes to consolidated financial statements.

America West Resources, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
		(Restated)		(Restated)

Coal sales	$2,820,318	$4,355,707	$7,280,835	$8,741,599
Machine repair services	7,776	14,718	32,241	84,140
Total revenue	2,828,094	4,370,425	7,313,076	8,825,739

Cost of production and services:
Coal production costs	3,361,432	2,201,446	8,488,382	5,919,193
Coal purchases	-	1,710,236	-	2,096,129
Machine repair costs	6,777	7,457	10,661	55,433
Total cost of production and services	3,368,209	3,919,139	8,499,043	8,070,755

Gross profit (loss)	(540,115)	451,286	(1,185,967)	754,984

Operating expenses:
General and administrative	2,617,854	1,068,599	6,261,395	4,331,223
Impairment of mineral property	222,000	-	222,000	-

Loss from operations	(3,379,969)	(617,313)	(7,669,362)	(3,576,239)

Other income (expenses):
Interest expense, net	(1,470,217)	(569,043)	(3,647,090)	(1,515,885)
Loss on extinguishment of debt	-	-	(3,047,313)	-
Gain (loss) on derivative liabilities	965,228	(1,411,583)	1,141,602	3,989,418
Total other income (expenses)	(504,989)	(1,980,626)	(5,552,801)	2,473,533

Net loss	$(3,884,958)	$(2,597,939)	$(13,222,163)	$(1,102,706)

Basic and diluted loss per share	$(0.14)	$(0.14)	$(0.55)	$(0.07)

Basic and diluted weighted average shares outstanding	26,930,434	17,896,333	24,196,316	16,633,072

See notes to consolidated financial statements.

America West Resources, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 30,
	2010	2009
Cash Flows from Operating Activities:		(Restated)
Net loss	$(13,222,163)	$(1,102,706)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and depletion	3,768,777	2,675,380
Amortization of debt discounts	1,706,409	231,198
Amortization of deferred financing costs	95,972	263,963
Accretion of asset retirement obligation	36,000	11,346
Common stock issued for services	364,310	753,221
Common stock issued for interest	280,011	150,000
Warrant expense	1,552,736	-
Option expense	799,249	328,716
Impairment of mineral rights	222,000	-
Loss on write-off of property and equipment	50,093	-
Gain on derivative liabilities	(1,141,602)	(3,989,418)
Loss on extinguishment of debt	3,047,313	-
Changes in current assets and liabilities:
Accounts receivable	661,006	(43,512)
Inventory	(541,195)	(292,013)
Prepaid expenses	(34,311)	-
Accounts payable	(133,541)	1,806,759
Accounts payable-related party	71,500	-
Deferred revenue	500,000	-
Accrued liabilities	2,652,586	1,565,169
Net cash provided by operating activities	735,150	2,358,103
Cash Flows from Investing Activities:
Purchase of property and equipment	(261,773)	(2,354,708)
Capital expenditures for land and mineral properties	(4,042,048)	(3,520,183)
Restricted cash	611,773	-
Advance royalty payments made	-	(710,000)
Deposits	(267,000)	(78,120)
Net cash used in investing activities	(3,959,048)	(6,663,011)
Cash Flows from Financing Activities:
Proceeds from issuance of common stock, net of issuance costs	-	187,616
Cash received for stock issued with debt	-	150,000
Replenish bank overdraft	(504,502)	-
Collection of subscription receivable	-	4,305,610
Proceeds from related party debt	1,507,111	1,212,000
Payments on related party debt	(35,000)	(1,410,000)
Proceeds from debt	3,723,686	1,495,000
Payments on debt	(1,205,121)	(1,602,263)
Net borrowings on revolving credit	(34,500)	(34,917)
Cash paid for financing costs	(261,950)	(380,000)
Net cash provided by financing activities	3,189,724	3,923,046
Net decrease in cash and cash equivalents	(34,174)	(381,862)
Cash and cash equivalents at beginning of period	44,660	407,472
Cash and Cash Equivalents at End of Period	$10,486	$25,610
Supplemental cash flow information
Cash paid for interest	$594,829	$668,924
Cash paid for income taxes	-	-
Noncash Investing and Financing Activities
Debt issued for property	$-	$134,520
Accrued interest converted to debt	94,088	-
Accrued taxes converted to debt	1,419,450	-
Warrants cancelled for common stock and resolution of associated derivative liabilities	1,390,600	-
Debt discount from common stock issued with debt	5,491,194	1,509,142
Derivative liabilities	827,528	7,957,849
Resolution of derivative liabilities	744,026	-

See notes to consolidated financial statements.

America West Resources, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 –BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements as of September 30, 2010, have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the 2009’s Annual Report filed with the SEC on Form 10-K on April 15, 2010. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the consolidated financial statements which would substantially duplicate the disclosure contained in the audited consolidated financial statements for fiscal 2009 as reported in the Form 10-K on April 15, 2010 have been omitted.

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

Restatement of Prior Period

In the second quarter of fiscal 2010, America West identified an understatement in the amount of depletion expense recorded for the three and nine months ended September 30, 2009. The adjustment to correct this resulted in an increase to the previously reported accumulated depletion at September 30, 2009 and an increase to the depletion expense previously reported for the three and nine months ended September 30, 2009 of $654,809 and $1,269,072, respectively.  Therefore, America West is adjusting its previously reported September 30, 2009 consolidated statements of operations and cash flows in this September 30, 2010 quarterly filing.

The following tables reflect the impact of the above errors to the consolidated statement of operations for the three and six months ended September 30, 2009:

	Nine Months Ended September 30, 2009
	As Reported	Adjustments	As Restated

Coal production costs	$4,650,121	$1,269,072	$5,919,193
Total cost of revenue	6,801,683	1,269,072	8,070,755
Gross profit	2,024,056	(1,269,072)	754,984
Loss from operations	(2,307,167)	(1,269,072)	(3,576,239)
Net income (loss)	166,366	(1,269,072)	(1,102,706)
Basic income (loss) per share	$0.01	$(0.08)	$(0.07)
Diluted income (loss) per share	$0.01	$(0.08)	$(0.07)
Basic weighted shares outstanding	16,633,072	-	16,633,072
Diluted weighted shares outstanding	18,158,905	(1,525,833)	16,633,072

	Three Months Ended September 30, 2009
	As Reported	Adjustments	As Restated

Coal production costs	$1,546,637	$654,809	$2,201,446
Total cost of revenue	3,264,330	654,809	3,919,139
Gross profit	1,106,095	(654,809)	451,286
Income (loss) from operations	37,496	(654,809)	(617,313)
Net loss	(1,943,130)	(654,809)	$(2,597,939)

Basic and diluted loss per share	$(0.11)	$(0.04)	$(0.15)
Basic and diluted weighted shares outstanding	17,896,333	-	17,896,333

The adjustments to the consolidated statements of cash flows for the nine months ended September 30, 2009 did not result in any changes to the amounts previously reported for net cash from operating activities, investing activities  or financing activities.

Reclassifications

Certain prior period amounts have been reclassified to conform to current period classification.

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

NOTE 2 – GOING CONCERN

As shown in the accompanying consolidated financial statements, America West had a working capital deficit of $26,004,147 and an accumulated deficit of $36,183,061 as of September 30, 2010. These conditions raise substantial doubt as to America West’s ability to continue as a going concern. Management is attempting to raise additional capital through sales of stock and enhance the operations of Hidden Splendor to achieve cash-positive operations. The consolidated financial statements do not include any adjustments that might be necessary if America West is unable to continue as a going concern.

NOTE 3 – DEBT

On January 27, 2010, America West and its subsidiaries signed a note to borrow a total of $1,000,000, consisting of six draws. The note bears interest at the rate of 10% per annum and matured on March 1, 2010. Two of the draws occurred in December 2009 and totaled $325,000. The remaining 4 draws occurred in January 2010 and totaled $675,000. A total of 833,333 common shares were issued in connection with the debt, as the draws occurred. The relative fair value of the 562,500 shares issued in 2010 was $400,054 and was recorded as a debt discount. The debt discount was fully amortized and recorded as interest expense over the term of the debt using the effective interest method. The note is secured by substantially all of the assets of America West Services, primarily consisting of mining equipment and a coal purchase agreement with a third party. America West has guaranteed the note.

Between February and September 2010, America West and its subsidiaries signed thirteen notes to borrow a total of $2,760,000. The notes bear interest between 10% and 15% per annum and mature between March 15, 2010 and September, 2011. A total of 2,133,333 common shares were issued in connection with the debt. The relative fair value of these shares was $1,315,338 and was recorded as a debt discount. The debt discount is being amortized and recorded as interest expense over the term of the debt using the effective interest method. Amortization of these discounts for the nine months ended September 30, 2010 was $764,224. The unamortized discount was $551,114 at September 30, 2010.

On May 17, 2010, loans previously issued between November 2009 and April 2010 totaling $2,150,000 were modified and consolidated into one loan. In addition, an additional $100,000 was borrowed under the modified loan and $94,088 of accrued interest was converted to principal bringing the principal amount of the modified loan to $2,344,088. The modified note bears interest at the rate of 15% per annum and matures on December 31, 2010. In connection with this modification, 1,953,407 shares of common stock were issued to the lender with a fair value of $3,047,313. America West evaluated the modification under FASB ASC 470-50 and determined that the modification was substantial and the revised terms constituted a debt extinguishment. As a result, a total loss on the extinguishment of $3,047,313 was recorded during the nine months ended September 30, 2010.

In June 2010, the Company borrowed $188,686 to pay for insurance. The note bears interest at 4.95% per annum and matures on April 4, 2011. $97,223 was repaid during the quarter ending September 30, 2010.

In September 2010, the Company entered into an installment plan with the Internal Revenue Service to repay past due payroll and excise taxes of $1,419,450.  $30,000 was repaid during  the quarter ended September 30, 2010.  The required payment is $50,000 per month.  This agreement bears zero interest rate and should be repaid by March 2013 if all payments are made on a timely basis.  Interest and penalties will continue to accrue on the unpaid taxes.

On September 18, 2010, the Company entered into an agreement to modify the terms of an original debt agreement from January 2009 with an outstanding balance of $114,111.  The original terms included a maturity date of August 1, 2009 with zero percent interest.  The modified note bears interest at 8% per annum on the unpaid balance and matures on January 18, 2011.  America West evaluated the modification under FASB ASC 470-50 and determined that the modification was not substantial and therefore did not constitute a debt extinguishment.

A summary of debt activity for the nine months ended September 30, 2010 is as follows:

Balance, net at December 31, 2009	$13,885,294
Borrowings	3,723,686
Principal payments	(1,205,121)
Discounts	(1,715,392)
Amortization of discounts	1,164,278
Accrued taxes converted to principal	1,419,450
Accrued interest converted to principal	94,088
Balance, net at September 30, 2010 Less: current maturities, net	17,366,283 (16,101,833)
Long-term debt	$1,264,450

NOTE 4 – RELATED PARTY TRANSACTIONS

Between February and September 2010, an entity controlled by a director of America West loaned the Company an aggregate of $1,467,500. The loans are unsecured, bear interest at 10% per annum and mature between March 15, 2010 and December 31, 2010. In addition, an aggregate of 1,212,083 common shares were issued with the debt. The relative fair value of these shares was determined to be $728,489 and was recorded as a debt discount. The discount is being amortized over the life of the loan using the effective interest rate method. Amortization for the nine months ended September 30, 2010 was $542,131. The unamortized discount was $186,358 at September 30, 2010.

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

In May 2010, America West repaid a $35,000 loan from the Chief Executive Officer.

Hidden Splendor ships a portion of its coal utilizing a trucking company owned by America West's Chief Executive Officer. For the nine months ended September 30, 2010, Hidden Splendor paid trucking fees amounting to $953,750 which is included in coal production costs in the consolidated statements of operations.

NOTE 5 – DEFERRED REVENUE

In March 2010, a customer paid America West $500,000 as a prepayment for coal to be shipped in the future.    As of September 30, 2010, no coal had been shipped to the customer.

NOTE 6 – STOCKHOLDERS’ EQUITY

During September 2010, America West effected a 1 for 12 reverse stock split for stockholders on record as of September 28, 2010. All share and per share amounts herein have been retroactively restated to reflect the reverse stock split.

Common Stock

During the nine months ended September 30, 2010, America West issued 177,833 common shares for services rendered valued at $294,670.

During the nine months ended September 30, 2010, 54,500 common shares valued at $104,640 were issued to America West’s Chairman for pledging personal assets as collateral for certain debt obligations of the Company. These shares were accounted as loan costs and charged to interest expense.

During the nine months ended September 30, 2010, America West issued 5,861,323 common shares with debt. The relative fair value of the shares was determined to be $5,491,194 and was recorded as a discount on the debt. See Notes 3 and 4 for details.

During the nine months ended September 30, 2010, 29,167 previously issued common shares with a value of $35,000 were cancelled.

On August 8, 2010, 1,177,811 warrants were cancelled and replaced by 1,177,811 common shares.  The warrants were previously accounted for as derivative liabilities. Upon their cancellation, the associated derivative liability of $1,390,600 was recorded to additional paid-in capital.

On August 23, 2010, 333,333 shares of common stock, with a value of $280,011, were issued as a result of a default on the note, as provided in the loan agreement. The fair value of the shares were recorded as interest expense.

Options

On March 26, 2010, America West granted employees and officers options to purchase an aggregate 688,333 common shares at an exercise price of $2.40. The options vest 100% on March 24, 2011 and have a term of the earlier of 1) 3 years from the vesting date, or 2) six months upon the employee's termination. The fair value of the options was determined to be $1,141,730 using the Black-Scholes stock option valuation model. The significant assumptions used in the valuation were: the exercise price noted above; the market value of America West's common stock on March 26, 2010, $1.92; expected volatility of 194.60%; risk free interest rate of 1.34%; and an expected term of 2.5 years.

Stock option expense for the nine months ended September 30, 2010 amounted to $799,249. As of September 30, 2010, there was $555,519 of unrecognized option expense which is expected to be recorded through March 31, 2011.

A summary of option transactions for the nine months ended September 30, 2010 is as follows:

	September 30, 2010
	Options	Wtd. Avg Exercise Price
Outstanding at December 31, 2009	562,292	$3.57
Granted	688,333	2.40
Exercised	-	-
Forfeited	-	-
Expired	-	-
Outstanding at September 30, 2010	1,250,625	$2.93
Exercisable at September 30, 2010	562,292	$3.57

At September 30, 2010, the range of exercise prices and the weighted average remaining contractual life of the options outstanding were $0.12 to $5.40 and 3.22 years, respectively. The intrinsic value of the exercisable options outstanding at September 30, 2010 was $78,000. The weighted average grant date fair value of the options granted during the nine months ended September 30, 2010 was $1.66.

Warrants

On March 1, 2010, America West entered into a six month consulting agreement with a third party whereby America West granted 8,333 warrants to purchase common shares. 4,167 of the warrants, with an exercise price of $2.76 per share are exercisable immediately. The remaining 4,166 warrants, with an exercise price of $3.24 per share are exercisable on June 1, 2010. The warrants have a term of three years. The fair value of the warrants was determined to be $15,328 using the Black-Scholes stock option valuation model. The significant assumptions used in the valuation were: the exercise price noted above; the market value of America West's common stock on March 1, 2010, $2.16; expected volatility of 240.90%; risk free interest rate of 1.34%; and an expected term of three years. During the nine months ended September 30, 2010, the entire fair value of $15,328 was expensed.

On March 26, 2010, America West granted the Chairman of America West warrants to purchase an aggregate 329,129 common shares at an exercise price of $2.40. The warrants vested immediately and have a term of 3 years. The fair value of the warrants was determined to be $603,843 using the Black-Scholes stock option valuation model. The significant assumptions used in the valuation were: the exercise price noted above; the market value of America West's common stock on March 26, 2010, $1.92; expected volatility of 236.24%; risk free interest rate of 1.64%; and an expected term of 3 years. During the nine months ended September 30, 2010, the fair value of $603,843 was expensed.

On August 8, 2010, 1,177,811 warrants were cancelled in exchange for the issuance of 1,177,811 common shares.  The original exercise price was $0.12 per share. These warrants were previously accounted for as derivatives.  Consequently, the derivative liability was marked to market on August 8, 2010 and the value of $1,390,600 was recorded to additional paid-in capital.

On September 14, 2010, America West granted a third party 577,500 warrants to purchase common shares at an exercise price of $0.01 for services.  The warrants vest immediately and have a term of 5 years. The fair value of the warrants was determined to be $413,565 using the Black-Scholes stock option valuation model. The significant assumptions used in the valuation were: the exercise price noted above; the market value of America West's common stock on September 14, 2010, $0.72; expected volatility of 204.78%; risk free interest rate of .25%; and an expected term of 3 years. During the nine months ended September 30, 2010, the fair value of $413,565 was recorded as warrant expense.

In October 2009, America West granted 916,667 warrants in connection with a note payable that matured on May 31, 2010. The warrants have an exercise price of $0.12 and a term of 10 years. The fair value of the warrants was determined to be $1,429,999 using the Black-Scholes stock option valuation model. The significant assumptions used in the valuation were: the exercise price noted above; the market value of America West's common stock on October 9, 2009, $1.56; expected volatility of 291.71%; risk free interest rate of 3.40%; and an expected term of 10 years. The warrants vest contingent upon the associated debt not being repaid upon maturity. 83,333 of the warrants vest each full month subsequent to May 2010 for which the debt is not repaid. During the nine months ended September 30, 2010, 333,333 of the warrants vested and the corresponding fair value of $520,000 was recorded as warrant expense.

A summary of warrant transactions for the nine months ended September 30, 2010 is as follows:

	September 30, 2010
	Warrants	Wtd. Avg Exercise Price
Outstanding at December 31, 2009	3,221,667	$1.09
Granted	914,962	0.90
Exercised	-	-
Forfeited	-	-
Cancelled	(1,177,811)	0.12
Expired	(15,625)	3.60
Outstanding at September 30, 2010	2,943,193	$1.41
Exercisable at September 30, 2010	2,193,193	$1.84

At September 30, 2010, the range of exercise prices and the weighted average remaining contractual life of the warrants outstanding were $0.12 to $5.04 and 5.60 years, respectively. The intrinsic value of the warrants exercisable at September 30, 2010 was $830,320. The weighted average grant date fair value of the warrants granted during the nine months ended September 30, 2010 was $1.13.

NOTE 7 – DERIVATIVES

Warrant Derivatives Due to Reset Provisions

As of September 30, 2010, America West has an aggregate of 911,564 outstanding warrants containing exercise price reset provisions that are classified as derivative liabilities.

On August 8, 2010, 1,177,811 of these warrants were cancelled in exchange for common shares. These warrants were fair valued on the date of their cancellation and the related fair value of $1,390,600 was recorded to additional paid-in capital.  The Black Scholes stock option valuation model was used to determine the fair value as of the cancellation date using the following significant assumptions: the exercise price of the warrants of $0.12; the market value of America West’s common stock on August 8, 2010, $1.20; an expected volatility of 207.39%; a risk free interest rate of 0.78%; and an expected term of 3.23 years.

As of September 30, 2010, the outsanding warrants had a fair value of $747,170.  The significant assumptions used in the September 30, 2010 valuation were: the exercise prices ranging from $0.12 to $3.60; the market value of America West’s common stock on September 30, 2010 of $0.90; expected volatilities between 203.15% and 213.75%; risk free interest rates of 0.64%; and remaining contract terms ranging from 3.09 to 3.28 years. During the nine months ended September 30, 2010, the total derivative gain resulting from the reset provision warrant derivatives was $1,058,100.

Warrant Derivatives due to the Authorized Shares being Exceeded

On March 26, 2010, America West issued more common shares and instruments potentially convertible into common shares than the number of authorized common shares. As a result, under ASC 815-15, between March 26, 2010 and September 28, 2010, a total of 884,792 warrants were reclassified to derivative liabilities. America West recorded a derivative liability for these warrants equivalent to their initial fair value of $827,528 and reduced additional paid-in capital by the same amount. The Black Scholes stock option valuation model was used to determine the fair values of the warrant derivatives using the following significant assumptions: the exercise prices ranging from $0.01 to $5.04; the market value of America West’s common stock on the respective measurement dates ranging from $0.72 to $1.92; expected volatilities ranging from 183.08% to 292.60%; risk free interest rates from 0.25% to 2.97%; and remaining contract terms from 0.52 to 9.28 years.

On September 28, 2010, America West effected a 1 for 12 reverse stock split. As a result of the reverse stock split, America West had sufficient authorized shares to cover its outstanding common shares and instruments potentially convertible into common shares and as such, derivative accounting no longer applied to these warrants. America West calculated the fair value of the 884,792 warrants on September 28, 2010 and determined it to be $744,026.  The fair value of the warrants was then recorded back to additional paid-in capital.  The significant assumptions used in the September 28, 2010 valuation were: the exercise prices ranging from $0.01 to $5.04; the market value of America West’s common stock on September 28, 2010 of $0.88; expected volatilities ranging from 199.36% to 294.27%; risk free interest rates between 0.27% and 2.53%; and remaining contract terms ranging from 0.01 to 9.04 years.

The total derivative gain resulting from the above warrant derivatives amounted to $83,502 for the nine months ended September 30, 2010.

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

America West uses Level 3 inputs to value its derivative instruments.

The following table sets forth by level with the fair value hierarchy the Company’s financial assets and liabilities measured at fair value on September 30, 2010.

	Level 1	Level 2	Level 3	Total
Assets:
None	$-	$-	$-	$-

Liabilities:
Derivative Financial instruments	$-	$-	$747,170	$747,170

NOTE 8 – COMMITMENTS & CONTINGENCIES

In September 2010, Kenneth Rushton, the Chapter 7 Trustee for C.W. Mining Company dba Co-Op Mining Company in the Chapter 7 bankruptcy action on file in the United States District Bankruptcy Court in the District of Utah, bankruptcy case number 08-20105, brought an adversarial proceeding naming Hidden Splendor Resources, Inc. as a defendant. Hidden Splendor is a wholly-owned subsidiary of America West Resources, Inc. In this action, the trustee alleges that a $40,000 payment the debtor made to Hidden Splendor in 2007 is avoidable under 11 U .S.C. Section 548 and alleges that the Trustee may recover from Hidden Splendor the value of that payment. Hidden Splendor denies that the trustee is entitled to the relief he seeks and will file an answer to the complaint. America West believes the probability of incurring any losses associated with this claim to be minimal. As such, no expenses have been accrued.

In September 2010, Kenneth Rushton, the Chapter 7 Trustee for C.W. Mining Company dba Co-Op Mining Company in the Chapter 7 bankruptcy action on file in the United States District Bankruptcy Court in the District of Utah, bankruptcy case number 08-20105, brought an adversarial proceeding naming America West Marketing, Inc. as a defendant. America West Marketing, Inc. is a wholly-owned subsidiary of America West Resources, Inc. In this action, the trustee alleges that during 2009, America West Marketing purchased 5,795 tons of coal that was either: (1) mined by a third party under the authority of the debtor's operating permit and in violation of the automatic stay in the pending bankruptcy action; (2) mined by the debtor; or (3) purchased by a third party with coal sale proceeds generated by coal previously mined by the Debtor, and claims trustee is entitled to a judgment against America West Marketing in the amount of $204,077 in connection with the transfer of that coal. America West Marketing denies that the trustee is entitled to the relief he seeks and will file an answer to the complaint. America West believes the probability of incurring any losses associated with this claim to be minimal. As such, no expenses have been accrued.

Occasionally, Hidden Splendor is issued citations by the Mine Safety and Health Administration in connection with regular inspections of the Horizon Mine. At times, Hidden Splendor challenges citations, resulting in reductions to proposed penalties or administrative adjudications with no penalties. As of September 30, 2010, Hidden Splendor has challenges pending in several administrative actions. Such actions cover a total of approximately $584,463.00 of proposed, assessed penalties. Management has determined that of the total amount, the probable liability arising from these citations is approximately $266,000 which was accrued at September 30, 2010.

NOTE 9 – SUBSEQUENT EVENTS

During October and November 2010, America West borrowed a total of $2,445,000 from third parties.  The loans bear interest at 10% per annum and mature over various dates between February and November 2011. 2,037,500 common shares were issued in connection with the loans and debt issuance costs of $282,750 were incurred.

During October 2010, warrants were exercised to purchase 329,583 common shares for total proceeds of $3,295.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS AND FINANCIAL CONDITION

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

After all payments under the Plan are made, certain classified creditors will receive a total principal amount of approximately $8,300,000 as follows: (i) secured creditors will receive an aggregate principal amount of approximately $6,000,000 amortized in equal monthly installments of $94,879 per month, maintaining a lien on the Horizon Mine as collateral for the obligations; (ii) the Internal Revenue Service and certain State of Utah tax authorities will collectively receive an aggregate principal amount $1,800,000 amortized in equal quarterly payments of $162,156 to be paid over a period continuing to the earlier of sixty months from the petition date or forty-six months from the effective date of the Plan; and (iii) the Howard Kent, Inc. Profit Sharing Plan will receive an aggregate principal amount of $475,000 to be paid (A) in interest only payments at 8.1% for the first 24 months immediately following the effective date of the Plan, and (B) after 24 months of interest only payments, commencing in the 25th month immediately following the effective date of the Plan, in payments of both principal and interest fully amortizing for a period of an additional 24 months. Hidden Splendor is current on payments to its secured creditor as of the date of this Report. However, the delinquency on payments of other loans to third parties and as outlined herein result in Hidden Splendor being in default on its secured creditor loan. Hidden Splendor is delinquent on the $162,156 payments due March 31, 2010 and June 30, 2010 and September 30, 2010 to the Internal Revenue Service and the State of Utah tax authorities as of the date of this Report. The Company is currently working to remedy the aforementioned defaults. As of the date of this Report, no parties had provided the Company a notice default, nor has any party to the Plan filed a notice of default under the Plan with the bankruptcy court.

Hidden Splendor’s general unsecured creditors were owed approximately $3,400,000 as of the date of the Plan. Under the Plan, general unsecured creditors will receive no less than 50% and up to 70% of their respective allowed claims, or a minimum principal amount of approximately $1,700,000 and a maximum principal amount of approximately $2,380,000. On the effective date of the Plan, general unsecured creditors received an initial distribution of 10% of their respective allowed claims from the Plan Funding Contribution, or approximately $340,000. Thereafter, assuming the general unsecured creditors receive 70% of their respective allowed claims, the general unsecured creditors will receive semi-annual payments from a disbursing agent continuing for the duration of the Plan term. Hidden Splendor will pay the disbursing agent in equal quarterly installments of approximately $190,000 per quarter over the Plan term. If, however, Hidden Splendor pays the general unsecured creditors 60% of the allowed general unsecured creditor claims within twenty-four months following the effective date of the Plan, then no additional payments will be due and owing to the general unsecured creditors. Hidden Splendor has not made any payments to general unsecured creditors in excess of the aforementioned required quarterly payments as of the date of this Report. Insider claims will receive no distributions. As of September 30, 2010, the balance owed to the general unsecured creditors under the Plan is $825,233. Hidden Splendor is delinquent on the $190,000 payment due September 30, 2010 to the general unsecured creditors as of the date of this Report. The Company is currently working to remedy the aforementioned default. As of the date of this Report, no parties had provided the Company a notice default, nor has any party to the Plan filed a notice of default under the Plan with the bankruptcy court.

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

Results of Operations for the Nine Months Ended September 30, 2010 Compared to September 30, 2009

Material changes in financial statement line items

The following table presents statements of operations data for each of the periods indicated and presents the percentage of change in each line item from one period to the next.

	Nine Months Ended		Percentage
	September 30,		Increase
	2010	2009	(Decrease)
		(Restated)
Coal sales	$7,280,835	$8,741,599	(17%)
Machine repair services	32,241	84,140	(62%)
Total revenue	7,313,076	8,825,739	(17%)

Coal production costs	8,488,382	5,919,193	43%
Coal purchases	-	2,096,129	(100%)
Machine repair costs	10,661	55,433	(81%)
Total cost of revenue	8,499,043	8,070,755	5%

Gross profit (loss)	(1,185,967)	754,984	(257%)

Operating expenses:
General and administrative expenses	6,261,395	4,331,223	45%
Impairment of mineral property	222,000	-	100%
Loss from operations	(7,669,362)	(3,576,239)	114%

Other income (expenses):
Interest income	178	5,849	(97%)
Interest expense	(3,647,268)	(1,521,734)	140%
Loss on extinguishment of debt	(3,047,313)	-	100%
Gain on derivative liabilities	1,141,602	3,989,418	(71%)
Total other income (expenses)	(5,552,801)	2,473,533	(324%)

Net loss	$(13,222,163)	$(1,102,706)	(1099%)

We had revenue for the nine months ended September 30, 2010 of $7.3 million, a 17% decrease from revenues of $8.7 million for the same nine month period in 2009. The decrease in revenues was primarily attributable to a lower average sales price per ton of coal for the nine months of 2010 compared to 2009. All coal sales revenue during 2010 was related to coal produced from our Horizon coal mine operations by our wholly-owned subsidiary, Hidden Splendor Resources, Inc. During 2009, a portion of coal sales revenues were related to the purchase and sale of coal produced by a third party.

Our production costs during the nine months ended September 30, 2010 were approximately $8.5 million, an increase of 43% over the production costs of approximately $5.9 million reported for the nine months ended September 30, 2009. Production costs increased in 2010 primarily due to 1) approximately 37% higher production volume in 2010 compared to 2009, 2) approximately $0.9 million higher non-cash depletion expense related to the amortization of previously capitalized mine development costs, and 3) approximately $0.2 million in extraordinary equipment repairs in the third quarter of 2010.

We had a gross loss of approximately $1.2 million for the nine months ended September 30, 2010, representing an unfavorable variance of 257% from the approximate $0.8 million gross profit recognized during the nine months ended September 30, 2009. The variance is primarily attributed to the approximate $1.5 million decrease in coal sales revenues related to a lower average sales price per ton of coal during 2010 compared to 2009.

Operating expenses for the nine months ended September 30, 2010 totaled approximately $6.5 million, an increase of approximately 50% from operating expenses of approximately $4.3 million in the prior year’s comparable nine month period. The increase is primarily attributed to 1) approximately $1.5 million higher equity-based compensation expense associated with stock options issued to management and employees, as well as warrants issued to third parties for services, 2) approximately $0.4 million estimated tax penalties expense associated with unpaid federal taxes and 3) an impairment charge of $0.2 million related to the write-off of gold mine claims.

Loss from operations increased approximately $4.1 million or 114%, due to the aforementioned decrease in revenues and increase in operating expenses.

Total net other expenses totaled approximately $5.6 million for the first nine months of 2010, compared to net other income of $2.5 million for the first nine months of 2009. The negative variance between periods of approximately $8 million was primarily due to the following:

•

an approximate $2.8 million lower gain on change in derivative fair value in 2010 compared to 2009. As of September 30, 2010, America West has an aggregate of 911,564 outstanding warrants containing exercise price reset provisions that are classified as derivative liabilities. In addition, between March 26, 2010 and September 28, 2010, America West had issued more common shares and instruments potentially convertible into common shares than the number of authorized common shares. These items result in a derivative liability which is marked to market at each reporting period with the corresponding changes in fair value charged to derivative gain or loss. See further details and description of the derivative liability and fair value in the footnotes to our consolidated financial statements.

•

a $3 million one-time charge on extinguishment of debt associated with the extension of the term of third party loans made to our company. In May 2010, the payment terms on various loans from November 2009 through April 2010 totaling $2,150,000 were modified whereby these thirteen loans were consolidated into one loan. In connection with this modification, 1,953,407 common shares were issued to the lender with a fair value of $3,047,313.

•

approximately $2.1 million increase in interest expense primarily attributed to 1) an approximate $1.7 million charge associated with the amortization of debt discount (the expensing of common shares to lenders as consideration for loans) due to various related party and third party loans maturing during the 2010 period, and 2) higher interest expense associated with a higher level of debt.

We incurred an approximate $13.2 million net loss for the nine months ended September 30, 2010, compared to a $1.1 million net loss for the nine months ended September 30, 2009. The negative variance between the periods of $12.1 million, or 1099%, is primarily attributed to the $8 million change in net other expenses and $4.1 million change in loss from operations as described in detail above. Of the $13.2 million net loss, approximately $11 million is associated with expenses that are one-time charges and/or non-cash items, composed of the following:

•

$3.8 million – non-cash depreciation of fixed assets and depletion of mine development costs

•

$3.0 million - one-time non-cash charge on extinguishment of debt associated with extension of loans

•

$2.4 million - one-time non-cash charge associated with issuance of stock options to management and employees, as well as warrants issued to third parties for services

•

$1.7 million - one-time non-cash charge associated with amortization of debt discounts related to stock issued with debt

•

$0.2 million – one-time non-cash charge associated with the loss of certain gold mine claims during the third quarter of 2010 previously held by the company.

Liquidity and Capital Resources.

Beginning in September 2009, all of our major customers either ceased or decreased their acceptance of our coal due to a buildup of coal inventories in the western United States. These unforeseen circumstances in demand resulted in decreased cash flows from operations during the fourth quarter of 2009 and through April 2010. During the second and third quarters of 2010, we executed additional coal sales contracts totaling over $300 million in revenue backlog and have seen demand for our coal increase. However, the deficient cash flows from operations due to lower sales from the fourth quarter of 2009 through the early second quarter of 2010 have resulted in a poor current liquidity position which persisted through the third quarter of 2010. As a result, we need to raise additional capital to meet our working capital needs during 2010. Due to delinquency of payments to certain creditors by our Company in late 2009 and through the date of this Report, certain debts to both related and third parties are in default. As a result, a total of approximately $6.1 million associated with Hidden Splendor’s Bankruptcy Plan of Reorganization is in default and due upon demand, of which approximately $5 million was previously scheduled to mature subsequent to 2010. The Company is working to remedy these defaults and, as of the date of this Report, no creditors have filed a default under the Plan with the bankruptcy court. In addition, due to the aforementioned defaults, approximately $11.7 million in other third party and related party debt, of which approximately $7 million was scheduled to mature in 2011, is now due on demand and is in default. The Company has not received a notice of default of any of the aforementioned debt as of the date of this Report. In addition, the Company has approximately $100,000 in related party and third party debt that matures in 2010. In addition, we have accrued unpaid federal and state taxes and royalties of approximately $2.3 million related to 2009 and 2010. Since September 30, 2010, we have borrowed approximately $2.4 million from third parties. However, we will likely be required to raise at least an additional $4 million in capital to meet the aforementioned obligations, acquire and upgrade equipment to expand our operations as planned, and fund expected working capital required in 2010. Should the Company receive a notice of default and demand for immediate payment on any of the aforementioned debts, we will likely be required to raise up to a total of approximately $20 million. Our inability to obtain immediate financing from third parties will negatively impact our ability to fund operations and execute our business plan. Any failure to obtain such financing could force us to abandon or curtail our operations. There is no assurance that we can raise additional capital from external sources, the failure of which could cause us to sell assets or curtail operations. We have no credit facilities in place, and as the Company has no debt or equity funding commitments, we will need to rely upon best efforts financings. Our auditors have issued a going concern opinion for our consolidated financial statements due to the substantial doubt about our ability to continue as a going concern.

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

Off-Balance Sheet Arrangements

As of September 30, 2010, the Company had no off-balance sheet arrangements.

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

Mine development costs are capitalized and amortized by the units of production method over estimated total developed recoverable proven and probable reserves. Amortization of mineral rights is provided by the units of production method over estimated total recoverable proven and probable reserves.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There have been no material changes in the status of legal proceedings previously reported in the Company’s 2009 Annual Report on Form 10-K, excepted as noted in this Item 1 under Part II.

In September 2010, Kenneth Rushton, the Chapter 7 Trustee for C.W. Mining Company dba Co-Op Mining Company in the Chapter 7 bankruptcy action on file in the United States District Bankruptcy Court in the District of Utah, bankruptcy case number 08-20105, brought an adversarial proceeding naming Hidden Splendor Resources, Inc. as a defendant. Hidden Splendor is a wholly-owned subsidiary of America West Resources, Inc. In this action, the trustee alleges that a $40,000 payment the debtor made to Hidden Splendor in 2007 is avoidable under 11 U .S.C. Section 548 and alleges that the Trustee may recover from Hidden Splendor the value of that payment. Hidden Splendor denies that the trustee is entitled to the relief he seeks and will file an answer to the complaint.

In September 2010, Kenneth Rushton, the Chapter 7 Trustee for C.W. Mining Company dba Co-Op Mining Company in the Chapter 7 bankruptcy action on file in the United States District Bankruptcy Court in the District of Utah, bankruptcy case number 08-20105, brought an adversarial proceeding naming America West Marketing, Inc. as a defendant. America West Marketing, Inc. is a wholly-owned subsidiary of America West Resources, Inc. In this action, the trustee alleges that during 2009, America West Marketing purchased 5.795 tons of coal that was either: (1) mined by a third party under the authority of the debtor's operating permit and in violation of the automatic stay in the pending bankruptcy action; (2) mined by the debtor; or (3) purchased by a third party with coal sale proceeds generated by coal previously mined by the Debtor, and claims trustee is entitled to a judgment against America West Marketing in the amount of $204,077 in connection with the transfer of that coal. America West Marketing denies that the trustee is entitled to the relief he seeks and will file an answer to the complaint.

Occasionally, Hidden Splendor is issued citations by the Mine Safety and Health Administration in connection with regular inspections of the Horizon Mine. At times, Hidden Splendor challenges citations, resulting in reductions to proposed penalties or administrative adjudications with no penalties. As of September 30, 2010, Hidden Splendor has challenges pending in several administrative actions. Such actions cover a total of approximately $584,463.00 of proposed, assessed penalties. Management has determined that of the total amount, the probable liability arising from these citations is approximately $266,000 which was accrued at September 30, 2010.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Set forth below is certain information concerning issuances and pending obligations of issuances of common stock that were not registered under the Securities Act of 1933 (“Securities Act”) that occurred, but were not reported in the Form 10-K filed with the SEC on May 15, 2010 for the fiscal year ended December 31, 2009, during the third quarter of fiscal 2010 and to date:

During July 2010, we entered into loan agreements with John Thomas Bridge & Opportunity Fund LP and John Thomas Bridge & Opportunity Fund II LP, affiliates of George Jarkesy, a director of the Company, pursuant to which we borrowed an aggregate principal amount of $350,000. In connection with the loans, we are obligated to issue the related party lender 291,667 shares of the Company’s common stock as additional consideration for such loans. These shares were issued on October 29, 2010 in amounts consistent with the reverse split of the company’s common stock effective October 18, 2010.

During July 2010, we entered into a loan agreement with a third party pursuant to which we borrowed an aggregate principal amount of $200,000. In connection with the loan, if we are unable to repay the loan within 30 days of the loan origination, we will be obligated to issue the third party lender 333,333 shares of the company’s common stock as additional consideration for these loans. These shares were issued in on October 29, 2010 in amounts consistent with the reverse split of the company’s common stock effective October 18, 2010.

During August 2010, we entered into loan agreements with John Thomas Bridge & Opportunity Fund LP and John Thomas Bridge & Opportunity Fund II LP, affiliates of George Jarkesy, a director of the Company, pursuant to which we borrowed an aggregate principal amount of $140,000. In connection with the loans, we are obligated to issue the related party lender 116,667 shares of the Company’s common stock as additional consideration for such loans The shares were issued on October 29, 2010 in amounts consistent with the reverse split of the company’s common stock effective October 18, 2010.

In August 2010, John Thomas Financial, Inc. exercised certain warrant it held and the in connection with the exercise the company issued 1,177,811 shares of its common stock to John Thomas Financial.

During September 2010, we entered into loan agreements with third parties pursuant to which we borrowed an aggregate principal amount of $100,000. In connection with the loans, we were obligated to issue the third party lender 833,333 shares of the company’s common stock as additional consideration for these loans. The shares were issued on October 29, 2010 in amounts consistent with the reverse split of the company’s common stock effective October 18, 2010.

On October 18, 2010, the company shares of common underwent a 12-1 reverse split, a corporate action which had been approved by the shareholders of the company in April of 2010.

During October 2010, we entered into loan agreements with third parties pursuant to which we borrowed an aggregate principal amount of $750,000. In connection with the loans, we issued the third party lenders 625,000 shares of the company’s common stock as additional consideration for these loans.

In October 2010 we entered into an consulting agreement with Venture Research, LLC under the terms of which we issued Venture Research, LLC 12,500 shares of the company’s common stock. The shares were valued at $15,625.

In October 2010 we entered into an consulting agreement with Park Avenue Consulting under the terms of which we issued Park Avenue Consulting 25,000 shares of the company’s common stock. Such shares were valued at $31,250.

During November 2010, we entered into loan agreements with third parties pursuant to which we borrowed an aggregate principal amount of $1,695,000. In connection with the loans, we issued the third party lenders 1,412,500 shares of the company’s common stock as additional consideration for these loans.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On April 7, 2010, a special meeting of the shareholders of America West Resources, Inc. was held to consider a proposal recommended by the board of directors that the company implement one or a series of reverse splits of the company’s common stock at a ratio of not less than 1-for-2 and not greater than 1-for-12, with the exact ratio to be set within such range in the discretion of the board of directors, without further approval or authorization of shareholders. A total of 16,431,597 shares of the company’s then 21,647,875 issued and outstanding shares voted in person or by proxy on that proposal with 16,214,170 shares voting in favor of the proposal, 213,756 shares voting against the proposal and 3,671 abstaining. Accordingly, the proposal was adopted by the shareholders.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

Exhibits

Exhibit	Description	Location of Exhibit

31.1	Chief Executive Officer Section 302 Certification pursuant to Sarbanes-Oxley Act.	Included with this filing.

31.2	Chief Financial Officer Section 302 Certification pursuant to Sarbanes-Oxley Act.	Included with this filing.

32.1	Chief Executive Officer Section 906 Certification pursuant to Sarbanes-Oxley Act.	Included with this filing.

32.2	Chief Financial Officer Section 906 Certification pursuant to Sarbanes-Oxley Act.	Included with this filing

SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICA WEST RESOURCES, INC.

Dated: November 22, 2010	By:	/s/ Dan R. Baker
Dan R. Baker
Chief Executive Officer

	By:	/s/ Brian E. Rodriguez
Brian E. Rodriguez
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002