Form 10-K/A
period 2009-12-31
AMERICA WEST RESOURCES, INC.
filed 2011-02-22
CIK 867687

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_________________

FORM 10-K/A2

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

ITEM 1. DESCRIPTION OF BUSINESS

America West Resources, Inc. (the “Company”) is an established domestic coal producer engaged in the mining of clean and compliant (low-sulfur) coal. The majority of our coal is sold to utility companies for use in the generation of electricity. During fiscal 2009, we derived approximately 88% of our total coal revenues from sales to our three largest customers — Air Products Manufacturing Corporation, Graymont Western US, Inc., and Intermountain Power Agency. We expect Intermountain Power Agency to account for significantly more than 10% of our revenues during 2010 as well. In addition, we have added one other major customer. We have entered into contracts with these two customers to deliver a certain quantity of coal at a fixed price during 2010, subject to other terms and conditions that are standard in the industry. With respect to customers not subject to long-term contracts, we have short-term or market delivery and price contracts that we negotiate and perform on a continuous basis. Our strategy is to have a combination of long-term and short-term delivery contracts. We operate the Horizon Mine located in Carbon County, Utah, and we plan to expand mining operations in this mine, and acquire additional mining properties.

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

According to the Utah Geological Survey of the Utah Division of Natural Resources, there were nine active coal mines in the State of Utah during 2008, of which the Horizon Mine was one. The same source indicates that those active coal mines produced a total of approximately 24,275,000 short tons of coal in 2008. During 2008, Hidden Splendor’s operations at the Horizon Mine yielded approximately 228,759 tons of coal, which is less than one percent of the total tons mined in Utah during that year.

Our Customers

During 2009,   we derived approximately 88% of our total coal revenues from sales to our three largest customers — Air Products Manufacturing Corporation, Graymont Western US, Inc., and Intermountain Power Agency. We expect Intermountain Power Agency to account for significantly more than 10% of our revenues during 2010 as well.   In addition, we have added one other major customer. We have entered into contracts with these two customers to deliver a certain quantity of coal at a fixed price during 2010, subject to other terms and conditions that are standard in the industry.  With respect to customers not subject to long-term contracts, we have short-term or market delivery and price contracts that we negotiate and perform on a continuous basis. Our strategy is to have a combination of long-term and short-term delivery contracts.

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

 During 2009, we derived approximately 88% of our total coal revenues from sales to our three largest customers — Air Products Manufacturing Corporation, Graymont Western US, Inc., and Intermountain Power Agency. We expect Intermountain Power Agency to account for significantly more than 10% of our revenues during 2010 as well.   If Intermountain Power Agency   were to significantly reduce its purchase of coal from us, or if we were unable to continue to sell coal to them on terms as favorable to us as the terms under our current agreements, our financial condition and results of operations could suffer materially.

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

Chapter 6, Geology
Hidden Splendor Resources, Inc. May 2004

WYOMING
COLORADO
OGDEN
SALT LAKE CITY
PROVO
Great Salt Lake
UP
15
84
80
191
40
96
6
191
10
70
SCOFIELD
HELPER
PRICE
WILDCAT LOADOUT
HIAWATHA
HUNTINGTON
HORIZON MINE
Green River
N
0 15 30
SCALE IN MILES
HIDDEN SPLENDOR RESOURCES, INC.
HORIZON MINE
MINE LOCATION MAP

6-2

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

 *Average sales price per ton is not disclosed, as the revenues for the period are unaudited.

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

Current operations of the Horizon Mine.

The Horizon Mine is currently operational, producing “compliant” thermal coal   Typical raw coal quality (including dilution) has the following general characteristics:

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

Management estimates there are in excess of 100 million tons of additional recoverable coal reserves adjacent to the Horizon Mine that are controlled by Carbon County and the BLM. In March 2009, the BLM granted the Company a lease modification to access and lease approximately 6.8 million   proven reserves of recoverable coal from the aforementioned adjacent reserves.  The Company intends to pursue additional adjacent reserves by negotiating with officials of Carbon County and the BLM.

The current state of development of the property

Currently the Company has mined approximately 1.6 million tons of coal from the leased and permitted area in which our reserves are located. We have obtained an estimate from a third party engineering firm which indicates that there were approximately 12.1 million tons of  proven reserves of recoverable coal in that leased and permitted area as of December 31, 2009. This tonnage meets SEC definition of “proven” reserves as set forth by SEC Guide 7.    Per SEC Guide 7, proven reserves are defined as “Reserves for which (a) quantity is computed from dimensions revealed in outcrops, trenches, workings or drill holes, grade and/or quality are computed from the results of detailed sampling and (b) the sites for inspection sampling and measurement are spaced so closely and the geologic character is so well defined that size, shape, depth and mineral content of reserves are well-established under SEC Guide 7”.  Our company has relied upon, among other data points, drill hole data with spacing of ¼ mile in estimating the recoverable reserves under lease.  .

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

Coal mined at the Horizon Mine is located in what is known as the Hiawatha Coal Seam located in the Wasatch Plateau Coal Field. The average height of the seam as it runs through the mine is approximately seven feet. The coal we extract at the Horizon Mine generally has a BTU value of between 11,500 and 11,800 BTUs/lb. Analysis of the coal produced at the Horizon Mine in August of 2006 has shown BTU levels as high as 12,600. Ash levels in coal substantially affect the value of coal. As it sits in place in the Hiawatha Seam, coal at the Horizon Mine contains ash at levels from 8% to 9%. Mining of the coal can increase ash levels if the rock either above or below the coal seam is mined and mixed with the coal taken from the seam, and our ash levels generally test out at 8% to 15%, though conditions in the mine over the last couple of years have seen higher ash levels. As stated above, reports provided to us indicate that there are at least 12.1 million  tons of proven reserves of recoverable coal   remaining in our leased and permitted operations. We believe this estimate is conservative. Additional tonnage, though not leased by us at this time, is in reserves adjacent to our operation.

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

Overview

The Company is an established domestic coal producer engaged in the mining of clean and compliant (low-sulfur) coal. The majority of our coal is sold to utility companies for use in the generation of electricity. During fiscal 2009,   we derived approximately 88% of our total coal revenues from sales to our three largest customers — Air Products Manufacturing Corporation, Graymont Western US, Inc., and Intermountain Power Agency. We expect Intermountain Power Agency to account for significantly more than 10% of our revenues during 2010 as well.   In addition, we have added one other major customer. We have entered into contracts with these two customers to deliver a certain quantity of coal at a fixed price during 2010, subject to other terms and conditions that are standard in the industry.  With respect to customers not subject to long-term contracts, we have short-term or market delivery and price contracts that we negotiate and perform on a continuous basis. Our strategy is to have a combination of long-term and short-term delivery contracts. We operate the Horizon Mine located in Carbon County, Utah, and we plan to expand mining operations in this mine, and acquire additional mining properties.

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

 Our cashflow from operations during 2009 and through the date of this Report has not been sufficient to meet all our obligations.   Historically, we have funded the Company’s cash shortfalls with ad hoc loans from related parties and third parties.  However, these loans have not been enough to fund our expansion plans nor refinance our debt.   As a result, we will likely be required to raise at least $4 million in capital to meet the aforementioned obligations and fund expected working capital required in 2010.    Management’s plan is to complete a financing to deploy additional equipment, which we expect to escalate our rate of production and, as a result, our cashflow from operations.  Should the Company receive a notice of default and demand for immediate payment on any of the aforementioned debts, we will likely be required to raise up to a total of approximately $20 million. Our inability to obtain immediate financing from third parties will negatively impact our ability to fund operations and execute our business plan. Any failure to obtain such financing could force us to abandon or curtail our operations. There is no assurance that we can raise additional capital from external sources, the failure of which could cause us to sell assets or curtail operations. We have no credit facilities in place, and as the Company has no debt or equity funding commitments, we will need to rely upon best efforts financings.  Accordingly, we cannot identify or predict what external sources may provide financing, nor what terms any prospective financing may have.   Our auditors have issued a going concern opinion for our consolidated financial statements due to the substantial doubt about our ability to continue as a going concern.

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

33

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

ITEM 11. EXECUTIVE COMPENSATION

The following tables contain compensation data for our named executive officers as of the fiscal years ended December 31, 2009 and December 31, 2008.

Summary Compensation Table
Name and Principal Position	Year	Salary And Consulting Payments ($)	Bonus ($)	Stock Awards ($)	Stock Option Awards ($)	All Other Compensation ($)	Total ($)

Dan R. Baker	2009	250,000(1)	100,000(1)	162,499(2)	0	0	512,499
President and CEO	2008	200,000	100,000	0	288,543(3)	0	588,543

Alexander H. Walker III (4)	2009	0	0	0	0	0	0
Secretary and Former President & CEO	2008	0	0	0	288,543 (5)	0	288,543

Brian E. Rodriguez (6)	2009	54,000(7)	20,000(7)	152,500 (8)	0	0	226,500
CFO	2008	120,000	20,000	0	288,543(9)	0	428,543

John Durbin (10)	2009	157,967	0	37,167 (12)	377,031(11)	0	572,165
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

AMERICA WEST RESOURCES, INC.

Date: February 22, 2011	By:	/s/ Dan R. Baker
Dan R. Baker, Chief Executive Officer

Date: February 22, 2011	By:	/s/ Brian E. Rodriguez
Brian E. Rodriguez, Chief Financial Officer and Principal Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: February 22, 2011	By:	/s/ Dan R. Baker
Dan R. Baker, Director

Date: February 22, 2011	By:	/s/ Brian E. Rodriguez
Brian E. Rodriguez, Director

Date: February 22, 2011	By:	/s/ Alexander H. Walker III
Alexander H. Walker III, Director

Date: February 22, 2011	By:	/s/ George R. Jarkesy, Jr.
George Jarkesy, Director

Date: February 22, 2011	By:	/s/ Amanda Cardinalli
Amanda Cardinalli, Director