Form 10-K
period 2010-12-31
AMERICA WEST RESOURCES, INC.
filed 2011-04-15
CIK 867687

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_________________

FORM 10-K

_________________

 X . Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2010

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

State registrant’s revenues for its most recent fiscal year: Revenues for the twelve months ended December 31, 2010 total $10,070,132.

The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the closing price of the common stock on the OTC Electronic Bulletin Board on June 30, 2010 was $23,816,214.

As of April 14, 2011, the registrant had 42,569,836 shares of common stock outstanding.

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

ITEM 1. DESCRIPTION OF BUSINESS

Headquartered in Salt Lake City, Utah, America West Resources is a domestic coal producer focused on the mining of compliant (low-sulfur) coal and its sale primarily to U.S. utility companies for use in heating water and creating steam used to turn turbine engines, and to ultimately produce electricity from coal fired power plants.

Since 2003, the Company has owned and operated Horizon Coal Mine, located 12 miles outside of Helper, Utah – about 120 miles southeast of Salt Lake City in Carbon County.  The mine property abuts a county road known as Consumers Road which allows vehicular access to the mine and allows transportation of coal from the mine.

The Horizon Mine is currently one of only nine active coal mines in Utah, and one of two mines that currently uses the room and pillar extraction method.  There are approximately 12 million tons remaining proven reserves of recoverable coal under lease at the Horizon Mine which is anticipated to take more than 30 years to mine at the current production rate.  In 2009, America West initiated an aggressive expansion program at Horizon with a goal of increasing coal production from 22,000+/- tons to 90,000+ tons per month.  During the second half of 2010, after signing customer contracts that required additional production, our average monthly coal production approximated 26,000 tons.  America West deployed an additional continuous miner during the first quarter of 2011, which is expected to escalate production to an estimated average of over 60,000 tons per month.   To accommodate this expansion, the Company has purchased additional mining and safety equipment and invested in mine infrastructure during late 2010 and early 2011. The Company plans to deploy a third continuous miner during the second quarter of 2011, subject to obtaining sufficient financing , which is expected to escalate production to an estimated 90,000+ tons per month.   The Company plans to deploy a longwall unit during 2012 subject to obtaining sufficient financing. Longwall operations generally produce on average 3 million to 6 million tons of coal per year.  The Company is also pursuing growth through acquisition of additional coal reserves and coal mining operations in the Western region of the U.S. and in key international energy markets.

During 2010, we have entered into contracts with four customers to deliver a certain quantity of coal at fixed prices on a “take or pay” basis, subject to other terms and conditions that are standard in the industry.   Such terms include, but are not limited to, our customers’ right to reject a shipment of coal we deliver if the coal shipped does not meet the quality requirements of the contract.  During 2010, the four customers accounted for essentially all our revenues.   We anticipate these customers to account for a majority of our revenues in 2011 as well.   With respect to customers not subject to long-term contracts, we have short-term or market delivery, sometimes referred to as “spot price” contracts that we negotiate and fulfill on a continuous basis. Our strategy is to have a combination of long-term and short-term delivery contracts.  However, we have sold the majority of our base (pre-longwall) production for the next three years.    With our current contract pricing of our base production we expect to recognize a profit from our coal sales once we have completely deployed a second unit of production equipment. Various existing and prospective customers have expressed interest in accepting larger volumes of coal should significantly expand production with a longwall operation.

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

As noted, since 2003, we have supplied primarily U.S. utility companies with compliant thermal coal mined from the Horizon Mine.  However, in April 2010, we signed supply agreements with two companies which provide thermal coal to customers in Europe and China.  In anticipation of commencing shipments of compliant thermal coal mined to these new customers, in April 2010 we secured a four year lease agreement with a coal storage and export terminal at a northwestern U.S. seaport.  In 2012, we expect to commence shipments of our coal by rail to our leased export terminal for transoceanic shipment to our offshore customers.

Because it is broadly recognized that coal mining, in general, is a dangerous business and subject to strict regulatory oversight, America West Resources has endeavored to implement and maintain best industry practices to protect the health and safety of its miners.

Although Hidden Splendor has never had any mining fatalities and has had only one injury since 2005 that required hospitalization, in 2007, our S&S (significant and substantial) violation rate stood at 8.7 incidents per 200,000 hours worked in our mine.  By comparison, the industry average at that time was 4.74 incidents per 200,000 hours.  The Mine Safety and Health Administration (MSHA) safety citations that Hidden Splendor incurred that year were largely attributable to cited roof falls in dormant former excavation areas of our mine, where we had no active mining activity underway.  Nonetheless, in late 2007, we took immediate action, modifying our roof support plan; implementing advanced safety and emergency rescue training for our miners; and designing and executing improvements to our general mine development strategy.  As a result, in 2008, we saw our injury rate drop 73% to 2.33 incidents per 200,000 hours worked in our mine..  In 2009, we achieved even better safety performance, reducing our injury per 200,000 hours worked rate to 1.22 incidents per 200,000 hours worked.    Moreover, the Horizon Mine has operated without incurring a single loss-of-work incident for over two years.

In 2009, despite the economic downturn, we had four domestic customers that purchased all of the coal we mined at Horizon.  With the arrival of the new equipment in June of 2009 we mined an average of over 30,000 tons per month until September 2009. Due to slowing economic conditions causing lower electricity usage, excess coal inventories and low natural gas prices, our customers did not start renewing their contracts with America West until May 2010. We commenced normal schedule mining in May 2010.  During fiscal 2010, we derived approximately 99% of our total coal revenues from sales to our three largest customers — The Amalgamated Sugar Company, PacifiCorp Energy and Intermountain Power Agency.   We expect these customers to collectively account for the majority of our revenues during 2011 as well.  In addition, we have added one other customer which we expect to account for more than 10% of our revenues in 2011. We have entered into contracts with these customers to deliver a certain quantity of coal at a fixed price during 2011, subject to other terms and conditions that are standard in the industry.  These contracts terms include a “take or pay” provision, meaning the customer must accept the coal or pay the contract amount.   Some of our contracts also provide that our customers may reject a shipment if the coal we ship does not meet the quality specification set forth in the contract.  Some of our contracts run for multiple years, up to 5 years.  The majority of our base production (pre-longwall production) is sold for the next 3 years under long term take or pay contracts.  With respect to customers not subject to long-term contracts, we have short-term or market delivery and spot price contracts that we negotiate and fulfill on a continuous basis. Our strategy is to have a combination of long- and short-term delivery contracts in order to maintain steady, sustainable and stable coal sales while also providing us with the ability to sell coal incrementally as coal prices rise and market conditions dictate.

We believe that there is already a shortage of Utah coal supply, given the prevailing demand. Our management anticipates that the demand for clean, compliant Utah coal will remain strong, resulting in higher spot prices in the future. Our Company’s strategy is to expand operations and our production capabilities by (i.) opening two additional continuous miner sections thereby making Horizon a three section mine to meet prevailing domestic demand and (ii.) by inserting an 800 foot longwall system during 2012 to meet an anticipated increase in global demand for compliant coal.  Longwall operations typically result in production volumes 300% to 500% more than continuous mining operations, while lowering production costs by as much as half.

Management has significant experience in the coal mining industry, and believes that our Company is positioned well to grow its market share.  We believe that rapid economic expansion in developing nations, particularly China and India, has and will continue to increase the global demand for coal, generally speaking.  Moreover, we expect industry-wide coal exports from the United States to rise in response to growing global coal demand, particularly as some of the traditional coal export nations experience mine, port, rail and labor challenges. We estimate that higher domestic demand for coal and higher U.S. coal exports will positively influence domestic coal demand.  As a consequence of continuing growth in demand and weaker coal supplies, we expect to see upward pressure on coal pricing in the future.

Organizational History

We were incorporated in Nevada on July 13, 1990, as Franklin Capital, Inc. On October 17, 1991, the Company changed its name to Wesco Auto Parts Corporation and again effected a name change on April 21, 1994, to Reddi Brake Supply Corporation.

In August 2007, we acquired all of the outstanding stock of Hidden Splendor in exchange for the issuance of an aggregate of 4,412,100 shares of our Common Stock, representing 90% of the issued and outstanding Company Common Stock after the acquisition. Prior to the acquisition of Hidden Splendor, we had no business activities. From an accounting standpoint, Hidden Splendor is deemed the acquirer in a reverse merger whereby the parent is deemed the survivor of the reorganization. As such, our financial statements are those of Hidden Splendor.

On January 16, 2008, the Board of Directors and a majority of our shareholders increased our authorized stock from 100,000,000 to 200,000,000 shares.

On March 17, 2008, we changed our name from Reddi Brake Supply Corporation to America West Resources, Inc.

Effective January 2009, we amended our Company’s Articles of Incorporation to (i) increase the number of authorized shares of Common Stock from 200,000,000 shares to 300,000,000 shares, and (ii) provide that the provisions of NRS 78.378 to 78.3793, inclusive (acquisition of controlling interest), are not applicable to the Company.

In April 2010, the Company’s shareholders approved a proposal to effect one or a series of reverse stock splits of the Company’s Common Stock at a ratio of not less than 1-for-2 and not greater than 1-for-12, with the exact ratio to be set within such range in the discretion of the Company’s Board of Directors without further approval or authorization of the Company’s shareholders, provided the Company’s Board of Directors determines to effect the reverse splits and files the necessary amendments to its Articles of Incorporation on or before December 31, 2010.  The Board of Directors later approved a twelve-for-one reverse stock split, which became effective in October 2010. All share and per share amounts herein have been retroactively restated to reflect the split.

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

After all payments under the Plan are made, certain classified creditors will receive a total principal amount of approximately $8,300,000 as follows: (i) Zions Bank, the secured creditor will receive an aggregate principal amount of approximately $6,000,000 amortized in equal monthly installments of $94,879 per month, maintaining a lien on the Horizon Mine as collateral for the obligations; (ii) the Internal Revenue Service and certain State of Utah tax authorities will collectively receive an aggregate principal amount $1,800,000 amortized in equal quarterly payments of $162,156 to be paid over a period continuing to the earlier of sixty months from the petition date or forty-six months from the effective date of the Plan; and (iii) the Howard Kent, Inc. Profit Sharing Plan will receive an aggregate principal amount of $475,000 to be paid (A) in interest only payments at 8.1% for the first 24 months immediately following the effective date of the Plan, and (B) after 24 months of interest only payments, commencing in the 25th  month immediately following the effective date of the Plan, in payments of both principal and interest fully amortizing for a period of an additional 24 months.    Hidden Splendor is delinquent on the $162,156 quarterly payments due March 31, 2010, June 30, 2010, September 30, 2010, December 31, 2010 and  March 31, 2011 to the Internal Revenue Service and the State of Utah tax authorities as of the date of this Report.   Hidden Splendor is current on the payment to the Howard Kent, Inc. Profit Sharing Plan as of the date of this Report.

Hidden Splendor is current on its $94,879 payment due to its secured creditor as of the date of this Report.   However, the delinquency on payments of other loans to third parties and as outlined herein result in Hidden Splendor being in default on its secured creditor loan.   The Company is currently working to remedy the aforementioned defaults. As of the date of this Report, no parties had provided the Company a notice default, nor has any party to the Plan filed a notice of default under the Plan with the bankruptcy court.

Hidden Splendor’s general unsecured creditors were owed approximately $3,400,000 as of the date of the Plan.  Under the Plan, general unsecured creditors will receive no less than 50% and up to 70% of their respective allowed claims, or a minimum principal amount of approximately $1,700,000 and a maximum principal amount of approximately $2,380,000.  On the effective date of the Plan, general unsecured creditors received an initial distribution of 10% of their respective allowed claims from the Plan Funding Contribution, or approximately $340,000.  Thereafter, assuming the general unsecured creditors receive 70% of their respective allowed claims, the general unsecured creditors will receive semi-annual payments from a disbursing agent continuing for the duration of the Plan term.  Hidden Splendor will pay the disbursing agent in equal quarterly installments of approximately $190,000 per quarter over the Plan term.  If, however, Hidden Splendor pays the general unsecured creditors 60% of the allowed general unsecured creditor claims within twenty-four months following the effective date of the Plan, then no additional payments will be due and owing to the general unsecured creditors.  Hidden Splendor has not made any payments to general unsecured creditors in excess of the aforementioned required quarterly payments as of the date of this Report.   Insider claims will receive no distributions.  Hidden Splendor is delinquent on the $190,000 quarterly payment due on March 31, 2011 to its general unsecured creditors per the Plan as of the date of this Report.   The Company is currently working to remedy the aforementioned default.

As of the date of this Report, no party to the Plan has filed a notice of default under the Plan with the bankruptcy court.

  Company Obligations under the Plan.  Under the Plan, America West must pay all of Hidden Splendor’s post-petition liabilities that Hidden Splendor cannot pay, in the ordinary course of business, in an amount not to exceed $1,560,000.  Additionally, America West must make capital expenditures in connection with the operations of the Horizon Mine by making available at least $2,000,000 in new equipment within 180 days of the effective date of the Plan.  In the event the Company borrows money or otherwise incurs a liability to fund capital expenditures after Hidden Splendor’s Plan becomes effective, Hidden Splendor may make payments to service such debt up to $13,500 for every $1,000,000 dollars borrowed and made available to Hidden Splendor.  Hidden Splendor may make additional payments to the Company provided certain Plan repayment benchmarks are achieved.    Since the Plan was initiated and through the date of this Report, Hidden Splendor has been in compliance with the capital expenditure and associated debt service requirements set forth herein.

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

Competition

The coal mining business is highly competitive. We face substantial competition in connection with the marketing and sale of our coal. Most of our competitors are well established, have greater financial, marketing, personnel and other resources, and have been in business for longer periods of time. Indeed, in the State of Utah, Hidden Splendor is likely the smallest producer of coal in terms of production, reserves and available capital resources. There is no assurance that we can maintain or expand our market share. The greater financial resources of such competitors will permit them to implement extensive marketing and production programs. Hidden Splendor's place in the market for coal currently is limited to providing a supplemental supply of coal to customers who buy the majority of the coal they need from the other coal mining operations in the area. Hidden Splendor competes in this market not so much as a direct competitor with the other larger, well established coal operations, but as a supplemental source for coal.

There are numerous large and small producers in all coal producing regions of the United States and we compete with many of these producers in our primary area of operation, the Western United States. Our main competitors include Canyon Fuel Company, LLC, CONSOL Energy Inc., Energy West Mining Company, Hiawatha Coal Company., Rhino Resource Partners, LP and Utah America Energy, Inc.

The most important factors on which we compete are coal price, coal quality and characteristics, transportation costs and the reliability of supply. Demand for coal and the prices that we will be able to obtain for our coal are closely linked to coal consumption patterns of the domestic electric generation industry and international consumers. These coal consumption patterns are influenced by factors beyond our control, including demand for electricity, which is significantly dependent upon economic activity and summer and winter temperatures in the United States, government regulation, technological developments and the location, availability, quality and price of competing sources of fuel such as natural gas, oil and nuclear, and alternative energy sources such as hydroelectric power.

According to the Utah Geological Survey of the Utah Division of Natural Resources, there were eight active coal mines in the State of Utah during 2009, of which the Horizon Mine was one. The same source indicates that those active coal mines produced a total of approximately 21,972,000 short tons of coal in 2009.  During 2009, Hidden Splendor's operations at the Horizon Mine yielded 193,666 tons of coal, which is less than one percent of the total tons mined in Utah during that year.

Our Customers

During fiscal 2010, we derived approximately 99% of our total coal revenues from sales to our three largest customers — The Amalgamated Sugar Company, PacifiCorp Energy and Intermountain Power Agency. We expect these customers to collectively account for the majority of our revenues during 2011 as well.   In addition, we have added one other customer which we expect to account for more than 10% of our revenues in 2011. We have entered into contracts with these customers to deliver a certain quantity of coal at fixed prices, subject to other terms and conditions that are standard in the industry. With respect to customers not subject to long-term contracts, we have short-term or market delivery and price contracts that we negotiate and perform on a continuous basis. Our strategy is to have a combination of long-term and short-term delivery contracts.

Governmental Approvals

We pay a royalty to the federal government on coal sales from the Horizon Mine.  This royalty currently is equal to 8% of all coal sales and is payable on a monthly basis.  We plan to apply for a reduction in the royalty rate which applies to our coal sales, but as of the date of this Report, our Company has not received an approval of a reduction in the royalty we are obligated to pay.

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

Surety Bonds.  Mine operators are often required by federal and/or state laws to assure, usually through the use of surety bonds, payment of certain long-term obligations including mine closure or reclamation costs, federal and state workers’ compensation costs, coal leases and other miscellaneous obligations. Although surety bonds are usually noncancellable during their term, many of these bonds are renewable on an annual basis. The costs of these bonds have fluctuated in recent years while the market terms of surety bonds have generally become more unfavorable to mine operators. These changes in the terms of the bonds have been accompanied at times by a decrease in the number of companies willing to issue surety bonds.

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

Mine Health and Safety Laws.  Stringent safety and health standards have been imposed by federal legislation since Congress adopted the Mine Safety and Health Act of 1969. The Mine Safety and Health Act of 1977 significantly expanded the enforcement of safety and health standards and imposed further comprehensive safety and health standards on all aspects of mining operations. In addition to federal regulatory programs, the State of Utah also has programs for mine safety and health regulation and enforcement. In reaction to several mine accidents in recent years, federal and state legislatures and regulatory authorities have increased scrutiny of mine safety matters and passed more stringent laws governing mining.

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

Climate Change.  One by-product of burning coal is carbon dioxide, which is considered a greenhouse gas and is a major source of concern with respect to global warming. In November 2004, Russia ratified the Kyoto Protocol to the 1992 Framework Convention on Global Climate Change, which establishes a binding set of emission targets for greenhouse gases. With Russia’s accidence, the Kyoto Protocol became binding on all those countries that had ratified it in February 2005. To date, the United States has refused to ratify the Kyoto Protocol. Although the targets vary from country to country, if the United States were to ratify the Kyoto Protocol our nation would be required to reduce greenhouse gas emissions to 93% of 1990 levels from 2008 to 2012.  Future regulation of greenhouse gases in the United States could occur pursuant to future U.S. treaty obligations, statutory or regulatory changes under the Clean Air Act, federal or state adoption of a greenhouse gas regulatory scheme, or otherwise.

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

Employees

As of April 14, 2011, Hidden Splendor had approximately 100 employees, all of which are full-time employees.

ITEM 1A. Risk Factors

You should consider carefully the following risks and other information in this Annual Report, including the financial statements. If any of the following risks actually occur, our business, financial condition and operating results could be adversely affected.

RISKS RELATING TO OUR FINANCIAL CONDITION

We currently have revenues, but we are not profitable.

For the year ended December 31, 2010, the Company had coal sales of approximately $10.0 million and a net loss of approximately $16.1 million. There can be no assurance that the Company will have a gain from operations or net income in fiscal 2011 or thereafter.

We have a significant amount of debt which we must repay.

As of December 31, 2010, the Company had approximately $21 million in short-term debt, approximately $1 million in long-term debt, and a working capital deficit of approximately $30 million.    As of the date of this Report, the Company owed approximately $4 million to Zions Bank (of which it is in technical default), its primary secured creditor and approximately $1 million to general and priority unsecured creditors pursuant to the Plan.   The Company is in actual or technical default with respect to this $5 million of debt owed to its Plan creditors. In addition, the Company has approximately $12 million in debt to shareholders and approximately $5 million in unsecured bridge loans from third parties. If any of these loans go into default and/or are accelerated, the Company would not have adequate funds to repay the loans, and the Company’s business may be adversely affected.

We need additional capital in 2011 to implement our business plan and meet our financial obligations.

Due to delinquency of payments to certain creditors by our Company in late 2009 and through the date of this Report, certain debts to both related and third parties are in default. As a result, a total of approximately $6.4 million associated with Hidden Splendor's Bankruptcy Plan of Reorganization (as defined in and discussed in the Section titled “Business - Hidden Splendor Bankruptcy & Plan of Reorganization”) is in default and due upon demand, of which approximately $4.7 million was previously scheduled to mature subsequent to 2011. The Company is working to remedy these defaults and, as of the date of this Report, no creditors have filed a default under the Plan with the bankruptcy court. The Company has not received a notice of default of any of the aforementioned debt as of the date hereof.

We also have accrued unpaid federal and state taxes and royalties of approximately $2 million related to 2009 and 2010.  Should the Company receive a notice of default and demand for immediate payment on any of the aforementioned debts, we will likely be required to raise up to a total of approximately $22 million.  Assuming that our debt that is in default is not accelerated, and that other debt doesn’t go into default and become accelerated, we believe that we will need to raise a minimum amount of $3 million equity capital to fund operations and our plan to expand operations for the balance of calendar 2011.  As the Company has no debt or equity funding commitments, we will need to rely upon best efforts financings. There can be no assurance that the Company will be successful in raising the required capital. The failure to raise sufficient capital through future debt or equity financings or otherwise will likely cause the Company to curtail operations, sell assets, or result in the failure of our business.

If our debt obligations are accelerated for default or if we do not raise sufficient capital to cover our debt obligations, we will need to raise additional capital.

Assuming our creditors do not accelerate the payment of our debt obligations currently in default and we are able to get current on our debt payments, we believe raising at least $34 million in equity financing, together with projected revenues based on assumption of the rampup of our second continuous miner, will be sufficient to fund working capital requirements and the company’s expansion plans to acquire and deploy a third continuous miner and the supporting equipment necessary to achieve positive cashflow operations going forward.   There can be no assurance that we will be successful in raising the necessary capital or production will escalate as planned.  The failure to raise needed funds could have a material adverse effect on our business, financial condition, operating results and prospects, could cause us to curtail operations.

Long-Term Financial Obligations of Plan of Reorganization.

Pursuant to the Plan, the Company paid $500,000 in "administrative earmark contribution" payments and $2.2 million "plan funding contribution" payments in December 2008, approximately $2.6 million of payments in 2009, and approximately $1.5 million of payments in 2010. The Plan provides for payments to creditors over time in an aggregate principal amount of not less than approximately $10,000,000 and up to approximately $10,700,000 over a period not exceeding seven years from the effective date of the Plan. As a result of payments made by the Company, as of the date of this Report, the Plan amount has been reduced to approximately $6.4 million.   However, due to the defaults on loans as mentioned above, the amounts due under the Plan may be accelerated. Additionally, the Company is required to make capital expenditures and make timely monthly and quarterly payments. The failure to comply with the terms of the Plan could result in the liquidation of the Horizon Mine, the only revenue generating asset of America West, likely resulting in the Company ceasing operations.

We will not establish a reserve or sinking fund for the payment of creditors under Hidden Splendor's Plan.

The Company is relying on cash flow from operations and efforts to obtain financing to fund Hidden Splendor's payment obligations under the Plan. As of the date of this Report, the outstanding balance is approximately $5.6 million. We have not established a reserve or sinking fund in the event we cannot generate sufficient cash flow to make such payments. Our secured creditors will maintain a lien on the Horizon Mine until payment in full. Moreover, if we fail to make payments to our creditors under the Plan, then (i) 100% of all allowed claims of general unsecured creditors shall be immediately due and accelerated and (ii) the assets of Hidden Splendor, including the Horizon Mine, which is the Company's primary asset, as of the date of this Report must be listed for sale. This would likely result in the Company ceasing operations. As stated above, the Company is currently in default with certain creditors under the Plan. The Company is working to remedy these defaults. As of the date of this Report, no creditors have filed notices of default under the Plan with the bankruptcy court.

Our business requires substantial capital investment and maintenance expenditures, which we may be unable to provide.

Our business strategy will require additional substantial capital investment in future periods. We require capital in 2011 through best efforts financings for, among other purposes, reducing debt, acquiring new supplies and equipment, acquiring additional reserves maintaining the condition of our existing equipment and maintaining compliance with environmental laws and regulations. However, best efforts financings may not be available or, if available, may not be available on satisfactory terms. Future debt financing, if available, may result in increased interest and amortization expense and increased leverage. In addition, future debt financing may limit our ability to withstand competitive pressures and render us more vulnerable to economic downturns.  If we fail to obtain required capital in 2011, we could be forced to reduce or delay capital expenditures, sell assets, and/or restructure or refinance our indebtedness, or our business may fail.

The Company's financial statements have been prepared assuming that it will continue as a going concern.

The Company incurred a net loss of approximately $16.1 million, of which approximately $12.3 million was attributed to non-cash charges, and had a working capital deficit of $30.0 million for the year ended and as of December 31, 2010.  These conditions raise substantial doubt as to our ability to continue as a going concern. Our financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

The Company has based certain financial assumptions on projected coal prices and volume of production.

The Company believes that it will be able to fund any remaining Plan payments and nominal working capital needs based upon cash flow from operations, assuming the necessary capital can be raised to achieve cash positive operations. This assumption is based upon (i) increased coal production from deploying second and third mining units, and (ii) estimated sales prices in the future will approximate current sales prices. Increased coal production is contingent upon (i) the continued ramp up of our second continuous miner, and (ii) the Company successfully closing a financing to acquire and a third continuous miner and the supporting equipment.  Regarding sales prices, we have signed multi-year coal sales agreements with customers to partially mitigate risk on future coal prices.   However, while the coal sales agreements will account for most of our production over the next several years, there still may be some production that will be sold at future market sales prices.  Market sales prices of are out of our control and cannot be assured. The failure of either of these assumptions to materialize may cause us to require more capital in the future to fund obligations. However, there can be no assurance that the Company will be successful in raising additional capital. The failure to raise additional capital may cause the Company to curtail operations, sell assets, or result in the failure of our business.

We have granted certain lenders a security interest in substantially all of our assets and our subsidiaries’ assets, and if we default under the applicable loan documents, the lenders may foreclose on our assets and the assets of our subsidiaries.

We have secured amounts owing to certain lenders with substantially all of our and our subsidiaries’ assets. If we default under the terms of the applicable loan documents, the lenders have the right to accelerate the indebtedness and foreclose upon and sell substantially all of our and our subsidiaries’ assets to repay the indebtedness, which would have a material adverse effect on our business and likely resulting in the curtailment of our business.

Our debt instruments may adversely affect our ability to run our business.

Our substantial amount of debt and the debt of our subsidiaries, as well as the guarantees of our subsidiaries and the grant of security interests in our assets and those of our subsidiaries, could impair our ability to operate our business effectively and may limit our ability to take advantage of business opportunities. For example, our indebtedness may:

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

•

restrict our ability to merge or consolidate with another entity.

If compliance with our debt obligations materially hinders our ability to operate our business and adapt to changing industry conditions, our operating results may suffer.

RISKS RELATED TO OUR BUSINESS

Significant competition from entities with greater resources could result in our failure.

We operate in a highly competitive industry with national and international energy resources companies. We face substantial competition in connection with the marketing and sale of our coal. Most of our competitors are well established, have greater financial and marketing, personnel, other resources, and have been in business for longer periods of time than we have. Indeed, in the State of Utah, we are likely currently the smallest producer of coal in terms of production, reserves and available capital resources. Though the Company believes its plan of deploying additional equipment will change this, there is no assurance that we can maintain or expand our market share. The greater financial resources of such competitors will permit them to implement extensive marketing and production programs. Our competitors' use of their substantially greater resources could overwhelm our efforts to operate successfully and could cause our failure.

There is no assurance that our limited revenues will be sufficient to operate profitably, or that we will generate greater revenues in the future.

Hidden Splendor acquired the Horizon Mine in March 2003. While our management team is seasoned and we have very strong industry experience, the Company is a relatively new entrant in the coal industry in the western United States. We began mining operations in 2003. We have not been profitable and have a limited operating history. We have spent the majority of that time developing the mine for greater future production.   We should be regarded as a risky venture with all of the unforeseen costs, expenses, problems, risks and difficulties to which such ventures are subject. Our coal sales for the year ended December 31, 2010 were approximately $10.0 million, and for the year ended December 31, 2009 were approximately $10.9 million.   Though we have secured several multi-year take or pay coal sales contracts, there is no assurance that we can achieve greater sales or generate profitable sales. We expect that many coal producers can and will produce and sell coal at cheaper prices per ton than our production cost rates. Their production and sales could adversely affect our revenues and profits, if any. There is no assurance that we will ever operate profitably. There is no assurance that we will generate continued revenues or ever be profitable.

Our future success depends upon our ability to acquire and develop coal reserves that are economically recoverable.

Our recoverable reserves will decline as we produce coal. Our future success depends upon our conducting successful exploration and development activities and acquiring properties containing economically recoverable coal deposits. Our current strategy includes increasing our coal deposits base through acquisitions of other mineral rights, leases or producing properties, and continuing to use our existing property and the adjacent unleased reserves.  Our planned development and exploration projects and acquisition activities may not result in the acquisition of additional coal deposits and we may not have continuing success developing additional mines.  In order to develop coal deposits, we must obtain various governmental leases and permits.  We cannot predict whether we will obtain the leases and permits necessary for us to operate profitably in the future when the existing coal reserves are depleted.  Furthermore, we may not be able to mine all of our coal deposits at our current operations.

Our operations could be adversely affected if we fail to maintain required bonds.

Federal and state laws require bonds or cash deposits to secure our obligations to reclaim lands used for mining, to secure coal lease obligations and to satisfy other miscellaneous obligations. During 2009 and 2010, our reclamation bond obligation with the State of Utah totaled $387,000 and was met by transfer of the trust deed to real property owned by certain affiliates of the Company and pledged to secure the Company's obligation. The trust deed is in favor of the State of Utah and secures Hidden Splendor's reclamation obligation in the event the Company is unable to pay the costs associated with reclaiming the Horizon Mine site when it is closed. At the end of 2010, our coal lease bond obligation to the Bureau of Land Management in connection with our federal coal lease totaled $136,000 and was covered by a bond purchased by the Company which is secured by an irrevocable bank letter of credit, which in turn is secured by personal assets pledged by an officer of the Company. On March 2, 2011, the BLM increased our coal lease bond obligation by $264,000, making the total obligation on that bond $400,000.  We have until the beginning of May 2011 to meet that obligation.  There can be no assurance that this officer will continue to pledge personal property to secure these bonds in future periods, the failure of which would have a material adverse effect upon our operations.

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

The Horizon Mine has experienced delays in production off and on in previous years and during 2009 and 2010 due to:

·

occasionally encountering rock faults, water, varying geological conditions of the coal seam, and other challenging mining conditions;

·

the breakdown of older mining equipment; and

·

the need to address safety regulations and/or safety-related citations issued by governmental agencies.

·

idling the mine due to expiration of previous short term sales contracts

Many of the aforementioned challenges are beyond our control and/or are unpredictable. If we encounter any or a combination of the aforementioned challenges for a prolonged period of time, our revenues  and cash flow will likely decrease, resulting in the inability to meet some or all of our financial obligations and could cause us to curtail operations.

A significant extended decline in the prices we receive for our coal could adversely affect our operating results and cash flows.

Our results of operations are highly dependent upon the prices we receive for our coal, which are closely linked to consumption patterns of electric generation. We have attempted to mitigate risk associated with uncertainty of coal prices by signing multi-year , take or pay sales contracts, extending out as far as five years. Nevertheless, extended or substantial price declines for coal would adversely affect our operating results for future periods and our ability to generate cash flows necessary to improve productivity and expand operations. Prices of coal may fluctuate due to factors beyond our control such as overall domestic and global economic conditions; the consumption pattern of industrial consumers, electricity generators and residential users; technological advances affecting energy consumption; domestic and foreign government regulations; price and availability of alternative fuels; price of foreign imports and weather conditions. Any adverse change in these factors could result in weaker demand and possibly lower prices for our production, which would reduce our revenues and adversely affect our financial condition.

We have limited resources, and there is no assurance we can comply with the terms of our new coal sales agreements.

During 2010, we entered into four coal sales contracts, under which we are obligated to deliver coal from our Horizon Mine over the next one to five years.   These agreements include specific delivery and quantity requirements.  Due to our limited resources, and in the event we are unable to raise sufficient capital to purchase additional equipment, we may be unable to fulfill the requirements under these new agreements.  If any of our new customers do not engage in take or pay sales contracts and reduce the quantities of coal it purchases from us or otherwise terminates the coal sales agreements for cause, and if we are unable to sell our coal to our other customers on terms substantially similar to the terms, our business and our results of operations could be adversely affected.

We have a concentration of sales to four customers.

During 2010, we sold the majority of our coal to three customers.  During 2011, we expect to continue to sell our coal to a limited number of customers.  If the customers who are not committed to take or pay contracts were to significantly reduce their purchase of coal from us, or if we were unable to continue to sell coal to them on terms as favorable to us as the terms under our current agreements, our financial condition and results of operations could suffer materially.  Also, under some of our contracts our customers have the right to reject coal we deliver, and some cases even terminate the contract, if the coal we deliver does not meet quality specifications set forth the contract.

There is no assurance that we will find purchasers for our product at profitable prices.

If we are unable to find buyers willing to purchase our coal at profitable prices for the excess coal expected from longwall production or when the current sales contracts end, our revenues would suffer.

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

Disruption of rail, trucking, or other systems that deliver our coal or an increase in transportation costs could make our coal less competitive.

Coal producers depend upon rail, trucking, or other systems to provide access to markets. Disruption of transportation services due to weather-related problems, strikes, lock-outs, break-downs of locks and dams or other events could temporarily impair our ability to supply coal to customers and adversely affect our profitability. Transportation costs represent a significant portion of the delivered cost of coal and, as a result, the cost of delivery is a critical factor in a customer's purchasing decision. Increases in transportation costs could make our coal less competitive.

Terrorist attacks and threat escalation of military activity in response to such attacks or acts of war may negatively affect our business, financial condition and results of operations.

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

We compete with coal producers in various regions of the United States for domestic sales primarily to power generators. This domestic competition is often times under the influence of logistical costs. Demand for our coal by our principal customers is affected by the delivered price of competing coals, other fuel supplies and alternative generating sources, including nuclear, natural gas, oil and renewable energy sources, such as hydroelectric power. Increases in coal prices could encourage the development of expanded capacity by new or existing coal producers. Any resulting overcapacity could affect our ability to sell coal or reduce coal prices, either of which would likely reduce our revenues.

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

The characteristics of coal may make it difficult for coal users to comply with various environmental standards, which are continually under review by international federal and state agencies, related to coal combustion. As a result, they may switch to other fuels, which would adversely affect our sales.

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

For example, in order to meet the federal Clean Air Act limits for sulfur dioxide emissions from electric power plants, coal users will need to install scrubbers, use sulfur dioxide emission allowances (some of which they may purchase), or switch to other fuels. Each option has limitations. Lower sulfur coal may be more costly to purchase on an energy basis than higher sulfur coal depending on mining and transportation costs. The cost of installing scrubbers is significant and emission allowances may become more expensive as their availability declines. Switching to other fuels may require expensive modification of existing plants. Though our coal generally is lower in sulfur content, it is possible that higher regulatory compliance costs could make alternative fuel sources, such as natural gas, more cost effective for our customers.

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

We may not be able to produce sufficient amounts of coal to fulfill our customers' requirements, which could harm our relationships with customers.

We may not be able to produce sufficient amounts of coal to meet customer demand, including amounts that we are required to deliver under take or pay contracts. In such case, our inability to satisfy contractual obligations could result in our customers initiating claims against us.

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

Numerous proposals have been made at the international, national, regional, and state levels of government that are intended to limit emissions of greenhouse gas ("GHGs"), such as carbon dioxide and methane. Combustion of fossil fuels, such as the coal we produce, results in the creation of carbon dioxide that is currently emitted into the atmosphere by coal end users. Several states have already adopted measures requiring reduction of GHGs within state boundaries. If comprehensive regulations focusing on GHGs emission reductions were to be enacted by the United States or additional individual states, it may adversely affect the use of and demand for fossil fuels, particularly coal. Further regulation of GHGs could occur in the United States pursuant to treaty obligations, regulation under the Clean Air Act, or regulation under state law. In 2007, the U.S. Supreme Court held in Massachusetts vs. Environmental Protection Agency, that the Environmental Protection Agency had authority to regulate GHGs under the Clean Air Act, reversing the Environmental Protection Agency's interpretation of the Clean Air Act. This decision could lead to federal regulation of GHGs under the existing Clean Air Act of coal-fired electric generation stations, which could adversely affect demand for our coal.

Government laws, regulations and other legal requirements relating to protection of the environment, health and safety matters and others that govern our business increase our costs of doing business, and may restrict our operations

We are subject to laws, regulations and other legal requirements enacted or adopted by federal, state and local, as well as foreign authorities relating to protection of the environment and health and safety matters, including those legal requirements that govern discharges of substances into the air and water, the management and disposal of hazardous substances and wastes, the cleanup of contaminated sites, groundwater quality and availability, plant and wildlife protection, reclamation and restoration of mining or drilling properties after mining or drilling is completed, the installation of various safety equipment in our mines, control of surface subsidence from underground mining and work practices related to employee health and safety. Complying with these requirements, including the terms of our permits, has had, and will continue to have, a significant effect on our costs of operations and competitive position. In addition, we could incur substantial costs, including clean up costs, fines and civil or criminal sanctions and third party damage claims for personal injury, property damage, wrongful death, or exposure to hazardous substances, as a result of violations of or liabilities under environmental and health and safety laws.

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

Occasionally, Hidden Splendor is issued citations and orders by the Mine Safety and Health Administration in connection with inspections of the Horizon Mine. At times, Hidden Splendor challenges citations and orders, resulting in having citations vacated by the agency, reductions to proposed penalties or administrative adjudications. As of December 31, 2010, Hidden Splendor had challenges pending in a number of administrative actions. Such actions cover a total of approximately $1,058,150 proposed, assessed penalties.

The operations of the Horizon Mine, like the operations of all coal mines in the United States, remain subject to extensive inspection and evaluation by MSHA.  Failure to comply with government regulations or pay fines that are assessed could cause us to curtail operations.

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

There are uncertainties inherent in estimating quantities and values of economically recoverable coal reserves, including many factors beyond our control. As a result, estimates of economically recoverable coal reserves are by their nature uncertain. Information about our reserves consists of estimates based on engineering, economic and geological data assembled and analyzed by our staff. Some of the factors and assumptions which impact economically recoverable reserve estimates include:

·

geological conditions;

·

historical production from the area compared with production from other producing areas;

·

the assumed effects of regulations and taxes by governmental agencies;

·

assumptions governing future prices; and

·

future operating costs, including cost of materials.

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

Coal Mining is a dangerous industry.

Coal mining, especially underground coal mining, is dangerous. Great care must be taken to assure safe, continued operations. Past experiences of others in the industry indicate that lapses in safety practices can result in catastrophic events in coal mining operations. Even when best mining practices are strictly observed, natural disasters such as an earthquake could possibly destroy a coal mine's operations. Any catastrophic event at our coal mine which would close our mine for an extended period of time likely would cause the failure of our operations.

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

We are dependent upon the services of Messrs. Baker, Rodriguez, and Walker

The success of the Company is dependent upon, among other things, the services of Dan R. Baker, our chief executive officer; Brian Rodriguez, our interim chief financial officer; and Alexander H. Walker III, our chairman and secretary. The Company does not currently have employment agreements with Messrs. Baker and Walker, and does not maintain any key man insurance on the lives of any of these individuals. The loss of either of these executives, for any reason, would have a material adverse effect on the Company.

RISKS RELATED TO OUR COMMON STOCK

Future sales of our Common Stock could lower our stock price.

We will likely sell additional shares of Common Stock in future financings.  We may also issue additional shares of Common Stock to finance future acquisitions.  We cannot predict the size of future issuances of our Common Stock or the effect, if any, that future issuances and sales of shares of our Common Stock will have on the market price of our Common Stock.  Sales of substantial amounts of our Common Stock, or the perception that such sales could occur, may adversely affect prevailing market prices for our Common Stock.  Moreover, sales of our Common Stock by existing shareholders could also depress the price of our Common Stock.

We presently do not intend to pay cash dividends on our Common Stock.

We currently anticipate that no cash dividends will be paid on our Common Stock in the foreseeable future.  Therefore, prospective investors who anticipate the need for immediate income by way of cash dividends from their investment should not purchase our Common Stock.

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

There is not now, and there may not ever be, an active market for the Company’s common or preferred stock.

There currently is a limited public market for the Company’s common or preferred stock.  Even  though the Company intends to eventually list on the NYSE AMEX Equities or NASDAQ exchange, there can be no assurance those prospective listing efforts will be successful. Further, although the Common Stock is currently quoted on the OTC Bulletin Board, trading of its Common Stock may be extremely sporadic.  For example, several days may pass before any shares may be traded.  As a result, an investor may find it difficult to dispose of, or to obtain accurate quotations of the price of, the Common Stock.  Accordingly, investors must assume they may have to bear the economic risk of an investment in the Common Stock for an indefinite period of time.  This severely limits the liquidity of the Common Stock, and would likely have a material adverse effect on the market price of the Common Stock and on the Company’s ability to raise additional capital.

The Company cannot assure you that the our Common Stock will become liquid or that the Common Stock will be listed on a securities exchange.

Until the Common Stock is listed on an exchange, the Company expects its Common Stock to remain eligible for quotation on the OTC Bulletin Board, or on another over-the-counter quotation system, or in the “pink sheets.”

In those venues, however, an investor may find it difficult to obtain accurate quotations as to the market value of the Common Stock.  In addition, if the Company fails to meet the criteria set forth in SEC regulations, various requirements would be imposed by law on broker-dealers who sell the Company’s securities to persons other than established customers and accredited investors.  Consequently, such regulations may deter broker-dealers from recommending or selling the Common Stock, which may further affect the liquidity of the Common Stock.  This would also make it more difficult for the Company to raise additional capital.

Applicable SEC rules governing the trading of “penny stocks” limits the trading and liquidity of the shares, which may affect the trading price of the Common Stock.

The Common Stock is currently quoted on the OTC Bulletin Board, and trades below $5.00 per share; therefore, the Common Stock is considered a “penny stock” and subject to SEC rules and regulations which impose limitations upon the manner in which such shares may be publicly traded. These regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the associated risks. Under these regulations, certain brokers who recommend such securities to persons other than established customers or certain accredited investors must make a special written suitability determination regarding such purchaser and receive such purchaser’s written agreement to a transaction prior to sale. These regulations have the effect of limiting the trading activity of the Common Stock and reducing the liquidity of an investment in the Common Stock.

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

The stock market is subject to significant price and volume fluctuations. Price fluctuations could result in litigation being initiated against the Company, which litigation, whether or not successful, could result in substantial costs and diversion of its management’s attention and resources, which could harm the Company’s business and financial condition.

Cost of continued compliance with SEC rules and regulations is expensive.

The Company will incur ongoing costs and expenses in complying with Exchange Act rules and regulations as a result of being a reporting company. The Exchange Act requires that we file annual, quarterly and current reports with respect to our business and financial condition. The Sarbanes-Oxley Act requires that we maintain effective disclosure controls and procedures and internal controls over financial reporting.  In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal controls over financial reporting, significant resources and management oversight will be required.  This may divert management’s attention from other business concerns.  While the Company believes that it has adequate internal controls, it may determine that such controls are insufficient, requiring the Company to hire additional personnel to implement such controls.

Our quarter-to-quarter performance may vary substantially, and this variance, as well as general market conditions, may cause our stock price to fluctuate greatly and potentially expose us to litigation.

Our future expense estimates are based, in large part, on estimates of future revenue, which are difficult to predict despite the existing long-term contracts. We expect to continue to make significant expenditures in order to expand production, sales, marketing and administrative systems and processes. We may be unable to, or may elect not to, adjust spending quickly enough to offset any unexpected revenue shortfall. If our increased expenses are not accompanied by increased revenue in the same quarter, our quarterly operating results would be harmed.

In one or more future quarters, our results of operations may fall below the expectations of investors and the trading price of our securities may decline as a consequence. We believe that quarter-to-quarter comparisons of our operating results may not be a good indication of our future performance and should not be relied upon to predict the future performance of our stock price. In the past, companies that have experienced volatility in the market price of their stock have often been subject to securities class action litigation. We may be the target of this type of litigation in the future. Securities litigation against us could result in substantial costs and divert our management's attention from other business concerns, which could seriously harm our business.

We may issue Preferred Stock.

We are authorized to issue 2,500,000 shares of preferred stock in one or more series.  Our board of directors may determine the preferences, voting powers, qualifications and special or relative rights or privileges of any series before the issuance of any shares of that series without any further vote or action by the stockholders.  Our board, without shareholder approval, can issue preferred stock with voting and conversion rights which could adversely affect the voting power of the holders of Common Stock.  The issuance of preferred stock may have the effect of delaying, deferring or preventing a change of control of our Company.  Our board of directors shall determine the number of shares constituting each series of preferred stock and each series shall have a distinguishing designation.    Although we have no present intention to issue any shares of preferred stock, there can be no assurance that the Company will not do so in the future.

We have outstanding options & warrants, which may be dilutive to shareholders.

As of the date of this Reports, the Company has warrants and options outstanding to purchase an aggregate of 3,164,402 shares of Common Stock, at prices ranging from $0.01 to $5.40, expiring the later of January 21, 2016 (with approximately 172,083 shares of Common Stock underlying currently exercisable options and warrants having an exercise price of $0.01 per share).   If any of these warrants or options are exercised, it will result in dilution to our shareholders.

ITEM 2. DESCRIPTION OF PROPERTY

The Horizon Mine

The Company’s only currently operating coal mining operation is the Horizon Mine.  The Company maintains office space at 3266 South 125 West, Price, Utah for general administrative purposes.  The Company maintains its corporate offices at 57 West 200 South, Salt Lake City, Utah.

Consumers Road Property

In January 2009, we acquired real and personal property in Carbon County, Utah, as follows:

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

Chapter 6, Geology
Hidden Splendor Resources, Inc. May 2004

15
84
80
191
40
96
10
6
70
UP
OGDEN
Great Salt Lake
WYOMING
SALT LAKE CITY
PROVO
COLORADO
SCOFIELD
HELPER
PRICE
WILDCAT LOADOUT
HIAWATHA
HORIZON MINE
HUNTINGTON
N
0 15 30
SCALE IN MILES

HIDDEN SPLENDOR RESOURCES, INC.
HORIZON MINE

MINE LOCATION MAP

6-2

The Company’s right to operate the Horizon Mine.

Hidden Splendor operates the Horizon Mine pursuant to an operating permit issued by the Utah Department of Natural Resources, Division of Oil, Gas and Mining.  Hidden Splendor’s permit number in this regard is C/007/0020. The permit allows Hidden Splendor to mine within the entire area subject to a federal coal lease Hidden Splendor owns. That federal coal lease, lease no. U-74804, covers coal in an area of approximately 2,640 acres located in Township 13 South, Range 8 East, Salt Lake Base Meridian.  Hidden Splendor owns fee title to approximately 80 acres of that acreage and the coal beneath the land Hidden Splendor owns is fee coal which Hidden Splendor owns and upon which Hidden Splendor pays no royalties.  Thus, Hidden Splendor mines the coal within the area of its operating permit either by right of outright ownership of that coal or by right of the federal coal lease which Hidden Splendor owns.

In order to maintain its federal lease the Company must meet certain diligence requirements.  In this regard, the Company must mine approximately 60,000 tons of coal each year over a 10 year period and the Company has the entire 10 year period to meet that total amount.  Accordingly, our operations to date have been more than sufficient to meet this obligation.

Previous operations of the Horizon Mine

According to the operating history for the Horizon Mine compiled by the Mine Safety and Health Administration of the United States Department of Labor, the Horizon mine had four operators prior to Hidden Splendor.  From April 1, 1992 to April 19, 1995, the mine was operated by an entity known as Blue Blaze Coal Company.  From April 20, 1995 to August 28, 1997, it was operated by Horizon Coal Corp.  From August 29, 1997 to July 14, 1999, it was operated by Horizon Mining, LLC.  From July 15, 1999 to March 23, 2003, it was operated by Lodestar Energy, Inc.  Hidden Splendor purchased the operations of the Horizon Mine out of the bankruptcy of Lodestar in March of 2003 and has been operating the Horizon Mine since that time.

According to the mine overview data compiled by MSHA in connection with the Horizon Mine, the following number of tons have been mined from the Horizon Mine in the years shown:

Year	Tons Produced	Tons Purchased from 3rd Parties	Average Sales Price Per Ton
1995	-	-	-
1996	-	-	-
1997	8.860	-	*
1998	97,219	-	*
1999	41,332	-	*
2000	-	-	-
2001	23,197	-	*
2002	110,202	-	*
2003	80,777	-	*
2004	286,493	-	*
2005	284,481	-	*
2006	256,025	-	$21
2007	233,105	-	$22
2008	228,759	-	$33
2009	193,666	50,905	$46
2010	270,414	-	$36

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

In 2004, the Company purchased significant additional equipment to continue mining operations at the Horizon Mine. Such equipment included a rebuilt continuous miner, two rebuilt shuttle cars, a rebuilt roof bolter, a new battery scoop and additional attendant equipment. All such equipment has improved operations and remains in adequate operating condition. Nonetheless, management is of the opinion that at a minimum, additional roof bolting equipment is necessary to support the expanded operations at the mine. Management has identified other necessary equipment as well, but is concerned with the adequacy of the roof bolting equipment on hand to keep up with expanded operations. While the two current roof bolting machines at the mine operate properly, they are slow moving and can only keep up with mining operations involving one continuous miner. In 2007, a third roof bolting machine did not perform as expected and did not support mining operations behind the Company’s second continuous miner. The manufacturer of that equipment has attempted to remedy the problems with that roof bolter, but it has not functioned within reasonable standards. The Company encountered numerous minor and major equipment breakdowns during 2008 and through mid-2009, which delayed production intermittently. In July 2009, the Company rebuilt and deployed a continuous miner, resulting in more efficient, consistent production.    The Company purchased and deployed a second continuous miner in the first quarter of 2011.   The Company intends to purchase a third miner during the second quarter of 2011, pending the successful raise of capital.

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

In 2007, we attempted to operate the mine as a “two-section” mine. That is, we mined coal in two areas of the mine at the same time. Optimally, we would like one section to be pillaring a developed panel while in another section a panel is being developed. Because development mining involves significant roof support efforts and often discovers problem areas in the mine, such as faults in the coal seam or inflows of water, development mining is slower and more capital intensive than pillaring. By operating two sections, the Company can blend the two types of mining and will have the flexibility to deal with adverse conditions which may affect mining in any one section. Operations as a two-section mine in 2007 were unsuccessful in large part because of the non-performance of equipment we obtained and a lack of capital to support operations.

Beginning in late May 2008, we again began operating the mine as a two-section mine. Due to equipment breakdowns, we were unable to operate in two sections consistently for the remainder of 2008. In July 2009, we deployed a rebuilt continuous miner, resulting in more efficient, consistent production. We acquired and deployed a second continuous miner during first quarter 2011 to enable the mine to begin operating in two sections with the goal to expand to three sections during second quarter 2011, subject to obtaining sufficient financing.

Current operations of the Horizon Mine.

The federal coal lease the Company has obtained covers coal which lies under approximately 1,640 acres of land in Carbon County, Utah. The surface rights to most all of the land in which the leased coal lies are owned by private landowners. The Horizon Mine is an underground, slope mine. At present, adequate surface facilities are in place at the mine site to support underground mining operations which take place at the mine. The surface facilities of the Horizon Mine operation are located on property owned by the Company.

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

Underground operations currently extend a total of more than two miles underground when measured traveling from the surface entrance of the mine to the farthest working area in the mine. Underground operations at the Horizon Mine are “room and pillar” operations. The Company’s operations at the Horizon Mine are in the Production Stage, as that term is defined by Industry Guide No. 7 promulgated by the Securities and Exchange Commission in connection with Item 102 Disclosure under Regulation S-B. That is, the Company is engaged in the exploitation of a mineral deposit, or more simply, we actually are mining coal.

The Horizon Mine is currently operational, producing “compliant” thermal coal. Coal mined at the Horizon Mine is located in what is known as the Hiawatha Coal Seam located in the Wasatch Plateau Coal Field. The average height of the seam as it runs through the mine is approximately seven feet. Typical raw coal quality (including dilution) has the following general characteristics:

Moisture	7.56%
Ash	9.87%
Volatile Mater	41.75%
Fixed Carbon	65.31%
Sulfur	0.55%
Btu/pound	11,946
Hardgrove Index	42
Free Swelling Index	2.5

A continuous miner cuts the coal from the seam and places it in shuttle cars, which take the coal from the continuous miner to the conveyor belts.  The conveyor belts then move the coal out of the mine where the coal is crushed to size and piled for loading into trucks.  Coal mined from the Horizon Mine is loaded into trucks which haul the coal either directly to end users of the coal or to distribution facilities known as “loadouts” where the coal is loaded into rail cars and transported via rail to customers.  The Horizon Mine is located approximately 8 miles from the nearest loadout facility and approximately 16 miles from the loadout facility most commonly used to ship our coal to end users.

The Horizon Mine coal was sold at an average price of approximately $36 per ton and $46 per ton during the years ended December 31, 2010 and 2009, respectively.    The lower cost sales price per ton during 2010 is due to the Company having to sell a portion of its coal production at lower spot prices during the first and second quarter of 2010, as the Company did not have long-term sales contracts until the summer of 2010.   Spot prices for coal in the western United States were lower in early 2010 due to lower demand in accordance with market conditions.   The Company’s average sales price per ton under existing sales contracts is approximately $38 per ton.

The Company's average production cost per ton sold, excluding mine development costs, of coal for the year ended December 31, 2010 was approximately $30 per ton. Production costs per ton were extraordinarily during the year due to the Company having to intermittently idle the mine during the first and second quarters of 2010 due to lower demand of coal in the western United States.    As a result, the fixed costs of maintaining the Horizon Mine in the idle state at various during times during early 2010, combined with the lower production during that period, resulted in an escalated production cost per ton.  Since that time, the Company believes it has mitigated this risk by signing long-term sales contracts, and thus, does not anticipate similar extraordinary circumstances in 2011.  As production escalates, we believe that the production cost per ton should significantly decrease as a result of economies of scale.

Management's plan is to escalate production to an average of 60,000 tons per month during second quarter 2011 by operating its second continuous miner.   The Company estimates it will achieve cash positive operations at an average of 60,000 tons of production per month.   In addition, the Company plans to lease or acquire and deploy a third continuous miner, a shuttle car, and other key equipment to enable the Horizon Mine to operate as a three-section mine during the second quarter of 2011. With these equipment additions/upgrades and logistical adjustments, we expect monthly production to increase.  Our ability to raise additional capital will determine whether we can purchase this additional equipment, the failure of which will adversely affect our financial condition.

The current state of development of the property

Currently the Company has mined approximately 1.6 million tons of coal from the leased and permitted area in which our reserves are located. We have obtained an estimate from a third party engineering firm which indicates that there were approximately 16.3 million tons of proven reserves of recoverable coal in that leased and permitted area as of December 31, 2010. This tonnage meets SEC definition of “proven” reserves as set forth by SEC Guide 7.    Per SEC Guide 7, proven reserves are defined as “Reserves for which (a) quantity is computed from dimensions revealed in outcrops, trenches, workings or drill holes, grade and/or quality are computed from the results of detailed sampling and (b) the sites for inspection sampling and measurement are spaced so closely and the geologic character is so well defined that size, shape, depth and mineral content of reserves are well-established under SEC Guide 7”.  Our company has relied upon, among other data points, drill hole data with spacing of ¼ mile in estimating the recoverable reserves under lease.  Such estimates are revised as actual mining reveals more accurate information about the coal seams, thickness, quality of coal and locations of obstacles to mining such as faults or rock intrusions into the seam.

Management estimates there are in excess of 100 million tons of additional recoverable coal reserves adjacent to the Horizon Mine that are controlled by Carbon County and the BLM. In March 2009, the BLM granted the Company a lease modification to access and lease approximately 6.8 million tons of proven reserves of recoverable coal from the adjacent reserves. The Company intends to pursue additional adjacent reserves by negotiating with officials of Carbon County and the BLM.

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

In 2004, the Company purchased significant additional equipment to continue mining operations at the Horizon Mine. Such equipment included a rebuilt continuous miner, two rebuilt shuttle cars, a rebuilt roof bolter, a new battery scoop and additional attendant equipment. All such equipment has improved operations and remains in adequate operating condition. Nonetheless, management is of the opinion that at a minimum, additional roof bolting equipment is necessary to support the expanded operations at the mine. Management has identified other necessary equipment as well, but is concerned with the adequacy of the roof bolting equipment on hand to keep up with expanded operations. While the two current roof bolting machines at the mine operate properly, they are slow moving and can only keep up with mining operations involving one continuous miner. In 2007, a third roof bolting machine did not perform as expected and did not support mining operations behind the Company’s second continuous miner. The manufacturer of that equipment has attempted to remedy the problems with that roof bolter, but it has not functioned within reasonable standards. The Company encountered numerous minor and major equipment breakdowns during 2008 and through mid-2009, which delayed production intermittently. In July 2009, the Company rebuilt and deployed a continuous miner, resulting in more efficient, consistent production.    The Company has purchased a second continuous miner, which it plans to deploy in the first quarter of 2011.   The Company has identified a third miner for purchase, which it plans to purchase and deploy during the second quarter of 2011, pending the successful raise of capital.

Description of the rock formations and mineralization of existing or potential economic significance on the property.

Coal mined at the Horizon Mine is located in what is known as the Hiawatha Coal Seam located in the Wasatch Plateau Coal Field. The average height of the seam as it runs through the mine is approximately seven feet. The coal we extract at the Horizon Mine generally has a BTU value of between 11,500 and 11,800 BTUs/lb. Analysis of the coal produced at the Horizon Mine in August of 2006 has shown BTU levels as high as 12,600. Ash levels in coal substantially affect the value of coal. As it sits in place in the Hiawatha Seam, coal at the Horizon Mine contains ash at levels from 8% to 9%.  Mining of the coal can increase ash levels if the rock above or below the coal seam is mined and mixed with the coal taken from the seam, and our ash levels generally test out at 8% to 15%, though conditions in the mine over the last couple of years have seen higher ash levels. As stated above, reports provided to us indicate that there are at least 16.1 million tons of proven reserves of recoverable coal remaining in our leased and permitted operations. We believe this estimate is conservative. Additional tonnage, though not leased by us at this time, is in reserves adjacent to our operation.

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

Bureau of Land Management (BLM):  An agency within the United States Department of the Interior which administers U.S. public lands, including subsurface mineral estate underlying federal, state and private lands.

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

Continuous Miner: A machine used in underground mining to cut coal from the seam and load it onto conveyors or into shuttle cars in a continuous operation.

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

Low-sulfur Coal:  Coal which, when burned, emits 1.6 pounds or less of sulfur dioxide per million Btus.

Mineable: Capable of being mined under current mining technology and environmental and legal restrictions, rules, and regulations.

Probable reserves: Reserves for which quantity and grade and/or quality are computed from information similar to that used for proven reserves, but the sites for inspection, sampling and measurement are farther apart or are otherwise less adequately spaced.

Proven reserves: Reserves for which (a) quantity is computed from dimensions revealed in outcrops, trenches, workings or drill holes; grade and/or quality are computed from the results of detailed sampling, and (b) the sites for inspection, sampling and measurement are spaced so closely and the geologic character is so well defined that size, shape, depth and mineral content of reserves are well established.

Reclamation: The restoration of land and environmental values to a mining site after the coal is extracted. The process commonly includes “recontouring” or shaping the land to its approximate original appearance, restoring topsoil and planting native grass and ground covers.

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

Steam Coal: All non-metallurgical coal.

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

Description of Real Estate and Operating Data.

Hidden Splendor has no real estate in which the book value amounts to 10% or more of the Company’s total assets.

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

Occasionally, Hidden Splendor is issued citations by the Mine Safety and Health Administration in connection with regular inspections of the Horizon Mine. At times, Hidden Splendor challenges citations, resulting in reductions to proposed penalties, which in some instances is 50% or more or administrative adjudications with no penalties. As of December 31, 2010, Hidden Splendor had challenges pending in several administrative actions. Such actions cover a total of approximately $1,058,150 proposed, assessed penalties.   We are unable to predict the outcome of these pending administrative actions. If the Company is not successful in eliminating or significantly reducing such proposed penalties, such result could adversely affect our financial condition and operations.

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

	High(1)	Low(1)
Year 2010
Quarter ended December 31	$2.86	$0.25
Quarter ended September 30	$1.68	$0.42
Quarter ended June 30	$3.00	$1.02
Quarter ended March 31	$2.40	$0.66

Year 2009
Quarter ended December 31	$1.80	$0.84
Quarter ended September 30	$1.80	$0.84
Quarter ended June 30	$1.80	$0.60
Quarter ended March 31	$3.36	$1.08

(1)  Source: http://quotes.nasdaq.com. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Holders

As of April 15, 2011, there were approximately 836 shareholders of record of the Company's common stock and 42,569,836 shares outstanding.

Dividends

We have not paid dividends since inception nor do we anticipate that any cash dividends will be paid in the foreseeable future.

Equity Compensation Plan Information

The following table sets forth certain information, as of December 31, 2010, concerning securities authorized for issuance under the 2008 Stock Option Plan and other outstanding options, warrants and rights:

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants & Rights (a)	Weighted Averaged Exercise Price of Outstanding Options, Warrants & Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a) (c)

Equity compensation plans approved by security holders:	--	--	--

Equity compensations plans not approved by security holders (1) (2) :	462,292	4.32	754,375

Total	462,292	4.32	754,375

(1)

On July 3, 2008, we granted employees and officers options to purchase an aggregate 4,237,500 common shares at exercise prices ranging from $0.40 to $0.45. One-third of such options vested upon issuance of the options, one third vested on the first anniversary of the issuance, and the remaining third vested on the second anniversary of the issuance. Vested options will expire five years from the date the option vested.

(2)

On September 22, 2009, we granted certain employees options to purchase an aggregate 1,310,000 common shares at an exercise price of $0.10. The options vested 100% on September 22, 2010.

Recent Sales of Unregistered Securities

Set forth below is certain information concerning issuances of common stock that were not registered under the Securities Act of 1933 (“Securities Act”) that occurred, but were not reported, during the fourth quarter of 2010:

During October 2010, we entered into loan agreements with third parties pursuant to which we borrowed an aggregate principal amount of $750,000. In connection with the loans, we issued the third party lenders 625,000 shares of the Company’s Common Stock as additional consideration for these loans.  JTF was paid a cash commission of $97,500 associated with these loans.

In October 2010, we entered into a consulting agreement with Venture Research, LLC, whereby Venture Research provided marketing services for the Company.  Under the terms the agreement, we issued Venture Research, LLC 12,500 shares of the Company’s Common Stock. The shares were valued at $15,625.

In October 2010, we entered into a consulting agreement with Park Avenue Consulting , whereby Park Avenue Consulting provided investor relations services for the Company.  Under the terms the agreement, we issued Park Avenue Consulting 25,000 shares of the Company’s Common Stock. Such shares were valued at $31,250.

In October 2010, third parties exercised 329,584 warrants they held, and in connection with the exercise, the Company recognized net proceeds of $3,295 and issued 329,584 shares of its Common Stock to third parties.

In November 2010, we entered into a consulting agreement with Uptick Capital LLC, whereby Uptick Capital LLC provided investor relations services for the Company.  Under the terms the agreement,  we issued Uptick Capital LLC 7,500 shares of the Company’s Common Stock upon the execution of the agreement and we are obligated to issue Uptick 7,500 shares for each month the agreement is in effect.  Such shares were valued at $9,450.

During November 2010, we entered into loan agreements with third parties pursuant to which we borrowed an aggregate principal amount of $2,015,000. In connection with the loans, we issued the third party lenders 1,679,167 shares of the Company’s Common Stock as additional consideration for these loans.  JTF was paid a cash commission of $261,950 associated with these loans.

During December 2010, we entered into loan agreements with John Thomas Bridge & Opportunity Fund LP and John Thomas Bridge & Opportunity Fund II LP, affiliates of George Jarkesy, a director of the Company, pursuant to which we borrowed an aggregate principal amount of $113,385. In connection with the loans, we issued the related party lender 94,487 shares of the Company’s Common Stock as additional consideration for such loans.

During December 2010, we entered into loan agreements with third parties pursuant to which we borrowed an aggregate principal amount of $785,000. In connection with the loans, we issued the third party lenders 654,167 shares of the Company’s Common Stock as additional consideration for these loans.  JTF was paid a cash commission of $102,050 associated with these loans.

In December 2010, we entered into an equipment purchase agreement with CAPP Equipment LLC under the terms of which we issued CAPP Equipment LLC 15,000 shares of the Company’s common stock.  Such shares were valued at $19,500.   In addition, we issued we issued a total of 12,000 shares of the Company’s Common Stock to a third party that served as a broker on the equipment purchase.  Such shares were valued at $15,600

In December 2010, we issued Uptick Capital LLC 7,500 shares of the Company’s Common Stock pursuant to the aforementioned consulting agreement.  Such shares were valued at $9,150.

In December 2010, third parties exercised 44,999 warrants they held, and in connection with the exercise, the Company recognized net proceeds of $450 and issued 44,999 shares of its Common Stock to third parties.

In December 2010, we issued to the Alexander and Cecil Ann Walker Family Trust,  a total of 166,667 shares of the Company’s Common Stock as consideration for the Como property, certain gold rights previously held by the company.  Such shares were valued at $216,667.  The Company’s Chairman of the Board, Alexander Walker III , is the trustee of the Alexander and Cecil Ann Walker Family Trust, a trust set up by our Chairman’s parents.

In December 2010, we issued to Alexander Walker III, our Company’s chairman, a total of 28,843 shares of the Company’s Common Stock as consideration for a loan made to the Company by Mr. Walker during 2010.

During December 2010, we entered into a debt settlement agreement with third party lenders pursuant to which we issued the third party lenders a total of 590,188 shares of the Company’s Common Stock as settlement of a total of $660,440 principal and accrued interest.   JTF was paid a cash commission of $85,857 associated with the settlement of these debts.

During January 2011, we entered into loan agreements with third parties pursuant to which we borrowed an aggregate principal amount of $285,000. In connection with the loans, we issued the third party lenders 237,500 shares of the Company’s Common Stock as additional consideration for these loans.  JTF was paid a cash commission of $37,050 associated with these loans.

In January 2011, we issued Uptick Capital LLC 7,500 shares of the Company’s Common Stock pursuant to the aforementioned consulting agreement.  Such shares were valued at $9,150.

In January 2011, we entered into a loan agreement with John Thomas Bridge & Opportunity Fund II LP, an affiliate of George Jarkesy, a director of the Company, pursuant to which we borrowed an aggregate principal amount of $75,000. In connection with the loans, we issued the related party lender 62,500 shares of the Company’s Common Stock as additional consideration for the loan. In January 2011, for the third party loans received in October 2010 through January 2011 as set forth herein, we issued JTF and certain affiliates of JTF a 5-year warrant to purchase 548,708 shares of the Company’s Common Stock at an exercise price of $1.20 per share.

In February 2011, we entered into a consulting agreement with MEC Promotions LLC under the terms of which we issued MEC Promotions LLC 150,000 shares of the Company’s Common Stock.  Such shares were valued at $300,000.

During February 2011, we entered into loan agreements with third parties pursuant to which we borrowed an aggregate principal amount of $210,500. In connection with the loans, we issued the third party lenders 175,417 shares of the Company’s Common Stock as additional consideration for these loans.  JTF was paid a cash commission of $27,365 associated with these loans.

In March 2011, we issued Uptick Capital LLC 15,000 shares of the Company’s Common Stock representing February and March compensation pursuant to the aforementioned consulting agreement.  Such shares were valued at $20,250.

During March 2011, we issued a total of 3,310,000 shares of the Company’s Common Stock for cash consideration aggregating $3,310,000.  A commission of $430,300 was paid to John Thomas Financial Inc. in connection with the sales of these shares.

In April 2011, we issued Riverstone Wealth Management 200,000 shares of the Company’s Common Stock pursuant to the settlement of a finder’s fee agreement associated with funds invested in the Company by Denly Utah Coal LLC.  Such shares were valued at $350,000.

During April 2011, we issued a total of 540,000 shares of the Company’s Common Stock for cash consideration aggregating $540,000. A commission of $70,200 was paid to John Thomas Financial Inc. in connection with the sales of these shares.

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

Overview

The Company is an established domestic coal producer engaged in the mining of clean and compliant (low-sulfur) coal. The majority of our coal is sold to utility companies for use in the generation of electricity. During fiscal 2010, we derived approximately 99% of our total coal revenues from sales to our three largest customers — The Amalgamated Sugar Company, Pacificorp Energy and Intermountain Power Agency. We expect these customers to collectively account for the majority of our revenues during 2011 as well.   In addition, we have added one other customer which we expect to account for more than 10% of our revenues in 2011. We have entered into contracts with these customers to deliver a certain quantity of coal at fixed prices, subject to other terms and conditions that are standard in the industry. With respect to customers not subject to long-term contracts, we have short-term or market delivery and price contracts that we negotiate and perform on a continuous basis. Our strategy is to have a combination of long-term and short-term delivery contracts. We operate the Horizon Mine located in Carbon County, Utah, and we plan to expand mining operations in this mine, and acquire additional mining properties.

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

Results of Operations for the Year Ended December 31, 2010 Compared to December 31, 2009

Material changes in financial statement line items

The following table presents combined statement of operations data for each of the periods indicated and presents the percentage of change in each line item from one period to the next.

	Years Ended		Percentage
	December 31,		Increase
	2010	2009	(Decrease)
Coal sales	$10,027,949	$10,935,637	(8%)
Machine repair services	42,183	74,367	(43%)
Total revenue	10,070,132	11,010,004	(9%)

Coal production costs	6,118,987	4,169,653	(4%)
Depreciation, depletion and accretion	1,927,391	3,851,554	(50%)
Coal purchases	-	2,206,258	(100%)
Machine repair costs	16,635	42,960	(61%)
Total cost of revenue	8,063,013	10,270,425	(21%)
Gross profit	2,007,119	739,579	171%

Operating expenses:
General and administrative expenses	8,729,612	6,539,828	33%
Impairment	552,482	26,506	1,984%
Forfeited royalty payments	-	1,275,000	-
Loss from operations	(7,274,975)	(7,101,755)	2%

Other income (expenses):
Change in derivative fair value	294,402	4,455,089	(93%)
Interest income	179	5,862	(97%)
Interest expense	(5,451,152)	(3,221,719)	69%
Loss on extinguishment of debt	(3,714,797)	(2,842,403)	31%
Total other income (expenses)	(8,871,368)	(1,603,171)	453%
Net Loss	$(16,146,343)	$(8,704,926)	85%

Revenue

We generated revenues for the year ended December 31, 2010 of $10.0 million, an 8% decrease from revenues of $10.9 million for 2009. The decrease in revenues was primarily attributable to a 23% lower average sales price per ton of coal due to market conditions during 2010 compared to 2009, partially offset by an approximate 19% increase in total tons of coal sold in 2010 compared to 2009.  All coal sales revenue during 2010 was related to coal produced from our Horizon coal mine operations by our wholly-owned subsidiary, Hidden Splendor Resources, Inc.   During 2009, a portion of coal sales revenues were related to the purchase and sale of coal produced by a third party.

Historically, we have operated the mine as a one-section mine, meaning we have mined coal in only one area of the mine. We began operating the mine as a two-section mine during the first quarter of 2011. That is, we mine coal in two areas of the mine at the same time. Optimally, Section I will be pillaring a developed panel, while in Section II, a panel is being developed. Because development mining involves significant roof support efforts and often discovers problem areas in the mine, such as faults in the coal seam or inflows of water, development mining is more capital intensive than pillaring. By operating two sections, the Company can blend the two types of mining and will have the flexibility to deal with adverse conditions which may affect mining in any one section. By operating two sections, the Company plans to increase production. In July 2009, the Company rebuilt and deployed a continuous miner, resulting in more efficient, consistent production. Management’s plan is to escalate production to an average of 60,000 tons per month during the second quarter of 2011 by completing the ramp up of its second continuous miner which was deployed during the first quarter of 2011.  In addition, the Company plans to acquire and deploy a third continuous miner, a shuttle car, and other key equipment to enable the Horizon Mine to operate as a three-section mine during the second quarter of 2011, pending the successful completion of a financing. With these equipment additions/upgrades and logistical adjustments, we expect monthly production to increase. However, there is no guarantee that production will increase in the future as planned.

Coal Production Costs

Our production costs during the year ended December 31, 2010 were $8.1 million, compared to $10.3 million for 2009.     The total coal tonnage produced by the Horizon Mine during 2010 was approximately 40% higher than the coal tonnage produced in 2009. Production costs decreased by approximately 21% despite higher tonnage production from the Horizon Mine as compared to 2009 primarily due to the capitalization of approximately $3.1 million more in mine development costs in 2010 as compared to 2009.    The increase in capitalized mine development costs is associated with a change in accounting estimate in regards to the amount of labor and labor-related costs and supply costs used in developing the Horizon Mine.

Gross Profit

Gross profit increased 171% from $0.7 million for the year ended December 31, 2009 to $2.0 million for the year ended December 31, 2010.   The increase in gross profit was due to (i) higher production and sales of Horizon Mine coal in 2010, which is higher in profitability than the purchase and sale of third party coal which occurred in 2009, and (ii) lower coal production costs in 2010 as compared to 2009 as previously described.

General and Administrative Expense

General and administrative expenses for the year ended December 31, 2010 totaled $8.7 million, an increase of $2.2 million, or 33%, over general and administrative expenses of $6.5 million in the prior year. The increase is primarily attributed to approximately $2.4 million more stock-based compensation expense associated with common stock and stock options issued to management and employees, as well as common stock and warrants issued to third parties for services.

Loss from Operations

Loss from operations increased 2% from $7.1 million for the year ended December 31, 2009 to $7.3 million for the year ended December 31, 2010.   The decrease in loss from operations is due to the approximate $1.3 million increase in gross profit partially offset by the approximate $2.2 million increase in general and administrative expenses as previously described.

Other Income (Expenses)

For the year ended December 31, 2010, we incurred net other expenses of $8.9 million, compared to net other expenses of $1.6 million for the prior year. The negative variance between periods of approximately $7.3 million was primarily due to the following:

•

An approximate $4.2 million lower gain on change in derivative fair value in 2010 compared to 2009. As of December 31, 2010, America West has an aggregate of 911,564 outstanding warrants containing exercise price reset provisions that are classified as derivative liabilities. These items result in a derivative liability which is marked to market at each reporting period with the corresponding changes in fair value charged to derivative gain or loss. See further details and description of the derivative liability and fair value in the footnotes to our consolidated financial statements.

•

An approximate $2.2 million increase in interest expense primarily attributed to (i) an approximate $1.5 million higher charge in 2010 associated with the amortization of debt discount (the expensing of common shares issued to lenders as consideration for loans) due to various related party and third party loans maturing during the 2010 period, and (ii) higher interest expense associated with a higher level of debt.

•

A $0.9 million higher one-time charge on extinguishment of debt in 2010 as compared to 2009.   The one-time charge in 2010 was associated with the extension of the term of third party loans made to our company, as well as the settlement of debt with the issuance of the Company’s common stock.  In May 2010, the payment terms on various loans from November 2009 through April 2010 totaling $2,150,000 were modified whereby these thirteen loans were consolidated into one loan. In connection with this modification, 1,953,407 common shares were issued to the lender with a fair value of $3,047,314.   In addition, in December 2010, the Company issued 590,188 shares of common stock to settle approximately $0.7 million in third party debt and interest resulting in a loss on extinguishment of $0.7 million.

Net Loss

For the reasons noted above, our net loss for the year ended December 31, 2010, increased 85% to $16.1 million, compared to $8.7 million in 2009.  The negative variance between the periods of $7.3 million is primarily attributed to the $7.3 million change in net other expenses as described in detail above. Of the $16.1 million net loss, approximately $11.9 million is associated with expenses that are one-time charges and/or non-cash items, composed of the following:

•

$3.7 million - one-time non-cash charges related to extinguishment of debt associated with (i) extension of third party loans, and (ii) the settlement of approximately $0.7 million in third party debt and interest with the Company’s common stock

•

$3.3 million - one-time non-cash charge associated with issuance of stock options to management and employees, as well as warrants issued to third parties for services

•

$1.9 million – non-cash depreciation of fixed assets and depletion of mine development costs

•

$2.4 million - one-time non-cash charge associated with amortization of debt discounts related to stock issued with debt

•

$0.6 million – one-time non-cash charge associated with the loss of certain gold mine claims during the third quarter of 2010 previously held by the company and the impairment of certain fixed assets

Liquidity and Capital Resources

Our current liquidity position has allowed us to meet our ongoing Plan payment obligations and nominal working capital requirements to date. Due to delinquency of payments to certain creditors by our Company in late 2010 and through the date of this Report, certain debts to both related and third parties are in default. As a result, a total of approximately $6.4 million associated with Hidden Splendor’s Bankruptcy Plan of Reorganization is in default and due upon demand, of which approximately $4.7 million was previously scheduled to mature subsequent to 2011. The Company is working to remedy these defaults and, as of the date of this Report, no creditors have filed a default under the Plan with the bankruptcy court. In addition, due to the aforementioned defaults, approximately $6.5 million in other third party and related party debt is now due on demand and is default. The Company has not received a notice of default of any of the aforementioned debt as of the date of this Report. In addition, we have accrued unpaid federal taxes of approximately $2 million   related to 2009 and 2010, which is subject to a payment plan of $50,000 per month over the next approximate three years.

Our cash flows from operations during 2010 and through the date of this report has not been sufficient to meet all our obligations.   Historically, we have funded the Company’s cash shortfalls with ad hoc loans from related parties and third parties.  However, these loans have not been enough to fund our expansion plans nor refinance our debt.  As a result, we will likely be required to raise at least $3 million in capital to meet the aforementioned obligations and fund expected working capital to expand our mining operation in 2011.   Management’s plan is to complete a financing to deploy additional equipment, which we expect to escalate our rate of production and, as a result, our cash flows from operations. Should the Company receive a notice of default and demand for immediate payment on any of the aforementioned debts, we will likely be required to raise up to a total of approximately $22 million. Our inability to obtain immediate financing from third parties will negatively impact our ability to fund operations and execute our business plan. Any failure to obtain such financing could force us to abandon or curtail our operations. There is no assurance that we can raise additional capital from external sources, the failure of which could cause us to sell assets or curtail operations. We have no credit facilities in place, and as the Company has no debt or equity funding commitments, we will need to rely upon best efforts financings. Accordingly, we cannot identify or predict what external sources may provide financing, nor what terms any prospective financing may have.   Our auditors have issued a going concern opinion for our consolidated financial statements due to the substantial doubt about our ability to continue as a going concern.

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

Off-Balance Sheet Arrangements

As of December 31, 2010, the Company had no off-balance sheet arrangements.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

America West Resources, Inc. and Subsidiaries

Salt Lake City, Utah

We have audited the accompanying consolidated balance sheets of America West Resources, Inc. and its subsidiaries (collectively, the “Company") as of December 31, 2010 and 2009, and the related consolidated statements of operations, changes in stockholders' deficit and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2010 and 2009, and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ MaloneBailey, LLP

www.malonebailey.com

Houston, Texas

April 15, 2011

America West Resources, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS

	December 31,
	2010	2009
Assets
Current assets:
Cash and cash equivalents	$65,003	$44,660
Restricted cash	4,010	615,783
Accounts receivable	466,871	801,861
Inventory	136,037	44,441
Deferred financing costs	543,291	-
Prepaid expenses	115,115	96,822
Total current assets	1,330,327	1,603,567

Deposits	804,148	76,617
Property and equipment:
Property and equipment	11,150,980	12,990,200
Land and mineral properties	19,627,847	12,316,706
Less: accumulated depreciation and depletion	(9,439,156)	(9,399,861)
Net property and equipment	21,339,671	15,907,045

Total assets	$23,474,146	$17,587,229

Liabilities and Stockholders’ Deficit
Current liabilities:
Bank overdraft	$180,733	$607,021
Accounts payable	3,077,428	2,726,238
Accounts payable - related party	521,506	331,956
Accrued expenses	4,567,572	2,562,769
Deferred revenue	500,000	-
Line of credit	-	34,500
Short-term debt – related party, net of unamortized discounts of
$58,897 and $0, respectively	3,120,599	1,607,000
Current maturities of long-term debt, net of unamortized discount of
$2,197,251 and $0, respectively	17,772,358	13,410,135
Derivative liabilities	1,594,370	3,195,870
Total current liabilities	31,334,566	24,475,489

Long-term debt	1,114,450	475,159
Asset retirement obligation	134,969	157,048
Total liabilities	32,583,985	25,107,696

Stockholders’ deficit:
Preferred stock, $0.0001 par value; 2,500,000 shares authorized;
none issued and outstanding	-	-
Common stock, $0.0001 par value; 300,000,000 shares authorized;
33,459,440 and 21,020,363 shares issued and outstanding,
respectively	3,346	2,102
Additional paid-in capital	29,994,056	15,438,329
Accumulated deficit	(39,107,241)	(22,960,898)
Total stockholders’ deficit	(9,109,839)	(7,520,467)
Total liabilities and stockholders’ deficit	$23,474,146	$17,587,229

The accompanying notes are an integral part of these consolidated financial statements.

America West Resources, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended
	December 31,
	2010	2009

Coal sales	$10,027,949	$10,935,637
Machine repair services	42,183	74,367
Total revenue	10,070,132	11,010,004

Cost of revenue:
Coal production costs	6,118,987	4,169,653
Depreciation, depletion and accretion	1,927,391	3,851,554
Coal purchases	-	2,206,258
Machine repair costs	16,635	42,960
Total cost of revenue	8,063,013	10,270,425

Gross profit	2,007,119	739,579

Operating expenses:
General and administrative	8,729,612	6,539,828
Forfeited royalty payments	-	1,275,000
Loss on write off of mineral rights and fixed assets	552,482	26,506

Loss from operations	(7,274,975)	(7,101,755)

Other income (expenses):
Gain on derivative liabilities	294,402	4,455,089
Interest income	179	5,862
Interest expense	(5,451,152)	(3,221,719)
Loss on extinguishment of debt	(3,714,797)	(2,842,403)
Total other expenses	(8,871,368)	(1,603,171)

Net Loss	$(16,146,343)	$(8,704,926)

Basic and Diluted Loss Per Share	$(0.62)	$(0.52)
Weighted Average Shares Outstanding
Basic and Diluted	25,972,848	16,613,291

The accompanying notes are an integral part of these consolidated financial statements.

America West Resources, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
Years Ended December 31, 2009 and 2010

			Additional
	Common Stock		Paid-in	Subscription	Accumulated
	Shares	Amount	Capital	Receivable	Deficit	Total

Balances, December 31, 2008	13,730,901	$1,373	$16,836,000	$(4,305,610)	$(14,255,972)	$(1,724,209)
Shares issued for cash	106,250	11	254,989	-	-	255,000
Share issuance cost	-	-	(135,860)	-	-	(135,860)
Shares issued for loan costs	125,000	12	149,988	-	-	150,000
Shares issued for services	670,553	67	888,579	-	-	888,646
Shares issued with related and third party debt	4,625,833	462	2,333,578	-	-	2,334,040
Shares issued for repayment of debt	416,667	42	649,958	-	-	650,000
Shares issued for interest	1,056,852	106	1,014,472	-	-	1,014,578
Shares issued for the exercise of warrants	288,307	29	345,939	-	-	345,968
Collection of subscription receivable	-	-	-	4,305,610	-	4,305,610
Initial recording of derivative liabilities	-	-	(7,957,849)	-	-	(7,957,849)
Derivative liability removed due to warrants exercised	-	-	306,890	-	-	306,890
Warrant expense	-	-	1,255	-	-	1,255
Option expense	-	-	750,390	-	-	750,390
Net loss	-	-	-	-	(8,704,926)	(8,704,926)
Balances, December 31, 2009	21,020,363	2,102	15,438,329	-	(22,960,898)	(7,520,467)
Shares issued for services	425,342	43	658,110	-	-	658,153
Cancellation of shares issued for services	(29,167)	(3)	(34,997)	-	-	(35,000)
Shares issued for loan costs	54,500	5	104,635			104,640
Shares issued for interest upon loan default	333,333	33	279,978	-	-	280,011
Shares issued with debt	9,414,153	941	7,688,618	-	-	7,689,559
Warrants converted to common shares and resolution of
associated derivative liability	1,177,811	118	1,390,482	-	-	1,390,600
Debt converted to common shares, net of commissions	590,188	59	1,242,007	-	-	1,242,066
Shares issued for equipment	15,000	2	18,448	-	-	18,450
Warrants exercised	457,917	46	4,531	-	-	4,577
Option expense	-	-	1,084,681	-	-	1,084,681
Warrant expense	-	-	2,202,736	-	-	2,202,736
Initial recording of derivative liability	-	-	(827,528)	-	-	(827,528)
Resolution of derivative liability	-	-	744,026	-	-	744,026
Net loss	-	-	-	-	(16,146,343)	(16,146,343)
Balances, December 31, 2010	33,459,440	$3,346	$29,994,056	$-	$(39,107,241)	$(9,109,839)

The accompanying notes are an integral part of these consolidated financial statements.

America West Resources, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended
	December 31,
	2010	2009
Cash Flows from Operating Activities:
Net Loss	$(16,146,343)	$(8,704,926)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation and depletion	1,911,686	3,839,880
Amortization of debt discounts	2,386,098	1,027,394
Amortization of deferred financing costs	540,259	617,536
Accretion of asset retirement obligation	15,705	15,674
Loss on write off of mineral rights and fixed assets	552,482	26,506
Common stock issued for services	623,153	888,646
Common stock issued for loan costs	104,640	150,000
Common stock issued for interest expense	280,011	373,643
Warrant expense	2,202,736	1,255
Option expense	1,084,681	750,390
Loss on extinguishment of debt	3,714,797	2,842,403
Forfeiture of royalty payments	-	1,275,000
Gain on derivative liabilities	(294,402)	(4,455,089)
Changes in current assets and liabilities:
Accounts receivable	334,990	(791,373)
Inventory	(91,596)	(44,441)
Prepaid expenses	(18,293)	(96,822)
Accounts payable	351,190	1,657,436
Accounts payable - related parties	189,550	331,956
Deferred revenue	500,000	-
Accrued liabilities	3,270,780	2,009,865
Net Cash Provided by Operating Activities	1,512,124	1,714,933

Cash Flows from Investing Activities:
Restricted cash	611,773	(365,783)
Purchase of property and equipment	(345,203)	(2,485,492)
Capital expenditures for land and mineral properties	(7,570,925)	(4,494,941)
Advance royalty payments made	-	(710,000)
Proceeds from the sale of overriding royalty interest	-	50,000
Deposits	(727,531)	25,628
Net Cash Used in Investing Activities	(8,031,886)	(7,980,588)

Cash Flows from Financing Activities:
Bank overdraft	(426,288)	607,021
Proceeds from issuance of common stock, net of issuance costs	-	119,140
Proceeds from the exercise of warrants	4,577	345,968
Payments on revolving credit	(34,500)	(34,500)
Proceeds from related party debt	1,607,496	2,382,000
Payments on related party debt	(35,000)	(1,840,000)
Proceeds from debt	7,900,986	3,314,039
Payments on debt	(1,645,759)	(2,480,385)
Cash received for stock issued with debt	-	150,000
Collection of subscription receivable	-	4,305,610
Cash paid for debt conversion commissions	(85,857)	-
Cash paid for debt issuance costs	(745,550)	(716,050)
Net Cash Provided by Financing Activities	6,540,105	6,152,843

Net Increase (Decrease) in Cash and Cash Equivalents	20,343	(112,812)
Cash and Cash Equivalents at Beginning of Period	44,660	157,472
Cash and Cash Equivalents at End of Period	$65,003	$44,660

Supplemental Information
Cash paid for interest	$391,940	$417,202
Cash paid for income taxes	-	-

Noncash Investing and Financing Activities
Debt discount due to common stock issued with debt	$7,689,559	$2,184,041
Property and equipment acquired through issuance of debt	-	134,520
Accrued interest converted to debt	94,088	476,000
Derivative liability	827,528	7,957,849
Derivative liability removed from the exercise of warrants	-	306,890
Common stock issued for repayment of debt and interest	660,439	100,000
Revision of asset retirement obligation estimate	37,784	48,625
Accrued taxes converted to debt	1,419,450	-
Warrants cancelled for common stock and resolution
of associated derivative	1,390,600	-
Debt issuance costs accrued	338,000	-
Common stock issued for fixed assets	18,450	-
Resolution of derivative liability	744,026	-

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

On August 10, 2007, Reddi Brake consummated an acquisition agreement with Hidden Splendor Resources, Inc. (“Hidden Splendor”), a coal mining company located in Helper, Utah. Hidden Splendor operates a coal mine that covers approximately 1,288 acres. Daily coal production is delivered to a coal brokerage company at the mine site. Per the acquisition agreement, Reddi Brake acquired all of the outstanding common stock of Hidden Splendor in exchange for the issuance of 4,412,100 shares of common stock, which shares represented 90% of Reddi Brake’s common stock outstanding after the transaction. The transaction was recognized as the reorganization of Hidden Splendor into Reddi Brake and was recognized as a reverse stock split of the Hidden Splendor common stock outstanding. In addition, the transaction was recognized as the reverse acquisition of Reddi Brake. Upon completion of the transaction, Hidden Splendor became a wholly-owned subsidiary of Reddi Brake.

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

On March 17, 2008, Reddi Brake changed its name to America West Resources, Inc. (“America West”). Hidden Splendor through October 15, 2007 and America West from August 10, 2007 are referred to herein as the “Company.”

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

Asset Retirement Obligations – Financial Accounting Standards Board (FASB) ASC 410-20 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Company’s asset retirement obligation (“ARO”) liabilities primarily consist of estimated costs related to reclaiming mines and related facilities in accordance with federal and state reclamation laws as defined by each mining permit.

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

Deferred Revenue – Deferred revenue represents cash received for coal not yet shipped.

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

Since January 1, 2007, America West accounts for uncertain tax positions in accordance with the authoritative guidance issued by the FASB on income taxes which addresses how we should recognize, measure and present in our financial statements uncertain tax positions that have been taken or are expected to be taken in a tax return. Pursuant to this guidance, the Company can recognize a tax benefit only if it is “more likely than not” that a particular tax position will be sustained upon examination or audit. To the extent the “more likely than not” standard has been satisfied, the benefit associated with a tax position is measured as the largest amount that is greater than 50% likely of being realized upon settlement. No liability for unrecognized tax benefits was recorded as of December 31, 2010 and 2009.

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

Common stock equivalents pertaining to stock options and warrants were not included in the calculation of diluted loss per share because the effect would have been anti-dilutive due to the net losses for the years ended December 31, 2010 and 2009.

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

Principles of Consolidation - The consolidated financial statements include the financial information of America West Resources, Inc., and its wholly owned subsidiaries, Hidden Splendor Resources, Inc., America West Services, Inc. and America West Marketing, Inc. All significant inter-company accounts and transactions have been eliminated.

Newly Issued Accounting Pronouncements –In January 2010, the Financial Accounting Standards Board (“FASB”) issued updates to existing guidance related to fair value measurements. As a result of these updates, entities will be required to provide enhanced disclosures about transfers into and out of level 1 and level 2 classifications, provide separate disclosures about purchases, sales, issuances and settlements relating to the tabular reconciliation of beginning and ending balances of the level 3 classification and provide greater disaggregation for each class of assets and liabilities that use fair value measurements. Except for the detailed level 3 disclosures, the new standard was effective for the Company for the first quarter of fiscal 2010. The requirement related to level 3 fair value measurements is effective for the Company for interim and annual reporting periods beginning after January 29, 2011. The adoption of the effective portions of this new standard did not have a material impact to the Company’s consolidated financial statements and the Company does not expect a material impact to its consolidated financial statements related to the level 3 fair value disclosures.

NOTE 3 - GOING CONCERN

As shown in the accompanying financial statements, America West incurred net losses of $16,146,343 and $8,704,926 for the years ended December 31, 2010, and 2009, respectively and had a working capital deficit of $30,004,239 as of December 31, 2010. These conditions raise substantial doubt as to America West’s ability to continue as a going concern. Management is attempting to enhance the operations of Hidden Splendor to achieve cash-positive operations. The financial statements do not include any adjustments that might be necessary if America West is unable to continue as a going concern.

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

NOTE 5 – PREPAID ROYALTIES

On July 2, 2008, America West entered into a six-year lease agreement to lease an abandoned coal mine known as the “Columbia" property. The property consists of 5,200 acres in Carbon County, Utah. The lease agreement calls for a six percent royalty to the lessor on all coal sales from the property and monthly prepaid royalty payments totaling approximately $2.2 million to be paid through March 2010. The lease agreement gave America West the exclusive option to purchase the property for a price ranging from $22,000,000 to $33,000,000, depending on the date of the purchase. As of December 31, 2009, America West had paid $1,275,000 in prepaid royalties associated with the Columbia property. At December 31, 2009, America West is in default of this agreement due to nonpayment of several monthly royalty payments and America West no longer has a valid lease agreement. Therefore, the amount paid of $1,275,000 was fully expensed in 2009.

NOTE 6 – PROPERTY AND EQUIPMENT

Property and equipment consist of the following as of December 31, 2010 and 2009:

	December 31,
	2010	2009

Mining equipment	$10,855,899	$12,659,807
Vehicles	52,265	90,577
Office equipment	25,500	22,500
Buildings	207,316	207,316
Land	10,000	10,000
Asset retirement costs	41,414	79,198
Capitalized mine development costs	19,586,433	12,015,508
Mineral rights	-	222,000

Total	30,778,827	25,306,906
Less: accumulated depreciation and depletion	(9,439,156)	(9,399,861)

Net property and equipment	$21,339,671	$15,907,045

The capitalized asset retirement cost and the land and mineral rights are depleted based on the units of production method over the estimated reserves at the related mine, as discussed in Note 2. Depreciation is computed on a straight-line basis over the estimated useful lives of the assets, which were as follows:

Life
Mining equipment	3-20 years
Office equipment	3-10 years
Vehicles	7 years
Buildings	30 years

During the year ended December 31, 2010, America West revised its estimate of the useful lives of its mining equipment. The useful lives of the equipment were changed from 5 to 7 years to 3 to 20 years.

Depreciation, depletion and accretion expense totaled $1,927,391 and $3,851,554 for the years ended December 31, 2010 and 2009, respectively.

As of December 31, 2010, America West had deposits for acquisition of mining equipment amounting to $732,148.

During the year ended December 31, 2010, America West lost its claim to a gold mine and as a result, wrote off the value of the related asset amounting to $222,000. Also during the year ended December 31, 2010, America West wrote-off certain mining equipment with a net book value of $330,482. During the year ended December 31, 2009, America West wrote-off certain mining equipment resulting in a loss of $26,506.

NOTE 7 – REVOLVING LINE OF CREDIT

On September 29, 2008, America West obtained a $75,000 line of credit with a bank. The line of credit matured in April 2010 with an interest rate at the prime rate plus two percent. The line of credit was repaid by a board member and shareholder of America West in April 2010. As a result, America West now owes the shareholder $34,611. The amount owed to the shareholder is unsecured, bears interest at 10% per annum and is due on demand. As consideration for repaying the loan, America West issued to the board member 28,843 shares of common stock valued at $64,897 during 2010. The shares issued to the board member were recorded as interest expense.

NOTE 8 – SHORT-TERM AND LONG-TERM DEBT

Debt Associated with Chapter 11 Bankruptcy

On December 5, 2008 the Chapter 11 Bankruptcy Plan of Reorganization became effective.  The following changes and additions to debt took place that day.

Hidden Splendor assumed a loan originally in the name of Mid-States Services, Inc. for $346,041. The bank loan bears interest at 7% per annum and has an aggregate monthly principal and interest payment of $6,090. The loan matures in November 2014. The outstanding principal balance at December 31, 2010 and 2009 was $242,260 and $296,361, respectively. As of December 31, 2009, the Company defaulted on this loan. Consequently, the loan is due on demand and the outstanding principal balance is reflected as part of current liabilities in the consolidated balance sheets.

Hidden Splendor assumed three automobile loans originally in the name of Mid-States Services, Inc. totaling $26,837. During 2009, a shareholder assumed one of the loans and the related vehicle. The remaining two loans bear interest at 12% per annum and have aggregate monthly principal and interest payments of $1,171. The loans are secured by the related automobiles and mature between September 2010 and January 2011. The outstanding principal balance on the loans at December 31, 2010 and 2009, respectively, was $0 and $13,382.

Hidden Splendor obtained new terms on existing bank loan number 9003 of $1,541,176. The loan bears interest at 7% per annum fixed, per the Plan, a decrease from the original rate of 11.25%. This loan has an aggregate monthly principal and interest payment of $27,125 and matures in November 2014. The outstanding principal balance at December 31, 2010 and 2009 was $1,078,962 and $1,319,917, respectively. As of December 31, 2009, the Company defaulted on this loan. Consequently, the loan is due on demand and the outstanding principal balance is reflected as part of current liabilities in the consolidated balance sheets.

Hidden Splendor obtained new terms on its existing bank loan number 9005 of $1,499,187. The loan bears interest at 7% per annum fixed, per the Plan, a decrease from the original rate of 9.25%. This loan has an aggregate monthly principal and interest payment of $23,961 and matures in August 2015. The outstanding principal balance at December 31, 2010 and 2009 was $1,111,846 and $1,314,028, respectively. As of December 31, 2009, the Company defaulted on this loan. Consequently, the loan is due on demand and the outstanding principal balance is reflected as part of current liabilities in the consolidated balance sheets.

Hidden Splendor obtained an arrearage loan (bank loan number 9004) with the aforementioned bank related to interest, bank fees, professional fees and unpaid principal on the aforementioned existing loans through the bankruptcy petition date of $2,358,952. The loan bears interest of 7% per annum and matures in August 2015. The loan has an aggregate monthly principal and interest payment of $37,703. The outstanding principal balance at December 31, 2010 and 2009 was $1,749,476 and $2,067,607, respectively. As of December 31, 2009, the Company defaulted on this loan. Consequently, the loan is due on demand and the outstanding principal balance is reflected as part of current liabilities in the consolidated balance sheets.

America West reclassified pre-petition trade accounts payable amounts owed to general unsecured creditors to a long-term debt owed to the general unsecured creditors. The loan is payable in quarterly installments of $190,000 through September 2011 and is secured by Hidden Splendor’s assets. Interest was imputed on this loan using America West’s standard borrowing rate of 7% per annum. A discount of $180,452 was recorded on the loan and it is being amortized using the effective interest method over the life of the loan. The effective interest rate on the note is 6.82%. During the year ended December 31, 2009, the balance of the discount of $177,450 was fully amortized and recorded as interest expense. The outstanding principal balance at December 31, 2010 and 2009 was $825,374 and $1,205,092, respectively. America West defaulted on this loan in the first quarter of 2010. Consequently, the loan is due on demand and the outstanding principal balance is reflected as part of current liabilities in the consolidated balance sheets.

Hidden Splendor obtained new payment terms on unpaid payroll and coal excise taxes. The loan is secured by Hidden Splendor’s assets and is payable in quarterly payments of $162,156. The loan bears interest at 7% per annum and matures in September 2011. The outstanding principal balance at December 31, 2010 and 2009 was $878,964 and $880,213, respectively. The Company defaulted on this loan in the first quarter of 2010. Consequently, the loan is due on demand and the outstanding principal balance is reflected as part of current liabilities in the consolidated balance sheets.

Hidden Splendor obtained new payment terms on a 2007 loan from the Howard Kent, Inc. Profit Sharing Plan. The Howard Kent, Inc. Profit Sharing Plan is an entity controlled by the former spouse of a less than 10% shareholder of the Company that loaned America West a total of $800,000. The loans bear interest at 8% to 8.25% and originally matured between May 2007 and June 2008. The principal balance was reduced to $475,000, the maturity date was extended to October 2012, and the loan interest rate was reduced to 8.1% per annum as a result of the Plan of Reorganization. The updated loan terms call for monthly interest-only payments the first 24 months, then monthly principal and interest payments the following 24 months. The outstanding principal balance on the loan was $475,000 as of December 31, 2010 and 2009.

Debt Incurred Subsequent to Bankruptcy

In January 2009, America West entered into a non-interest bearing promissory note to purchase land for $134,520. The note required monthly installments of $22,420 and matured on August 1, 2009. On September 18, 2010, the Company entered into an agreement to modify the terms.  The modified note bears interest at 8% per annum on the unpaid balance and matures on January 18, 2011.  America West evaluated the modification under FASB ASC 470-50 and determined that the modification was not substantial and therefore did not constitute a debt extinguishment. The outstanding principal balance at December 31, 2010 and 2009 was $84,112 and $126,520, respectively.

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

In relation to the above May 27, 2009 loans, America West issued the lenders 3,483,333 shares of the Company’s common stock for $150,000 cash and granted the lenders a royalty on the coal produced by Hidden Splendor for $50,000, subject to compliance with Hidden Splendor’s December 8, 2008 Plan of Reorganization. The royalty agreement expires in August 2018. The relative fair value of these shares is $1,483,642 and was recorded as a debt discount. This relative fair value of $1,483,642 along with the value of $150,000 allocated to the shares from the cash received resulted in a total value of $1,633,642 being recorded to additional paid-in capital. The debt discount is amortized over the life of the loans using the effective interest rate method. Amortization expense for the year ended December 31, 2009 was $149,545. In addition, America West incurred $380,000 during 2009 in financing costs associated with this loan. These costs were capitalized and amortized over the life of the loan using the effective interest rate method. Amortization expense for the year ended December 31, 2009 was $62,628.

On October 23, 2009, the payment terms on the May 27, 2009 loans described above were modified whereby the interest incurred from the original issuance date of the loan through December 22, 2009 would be paid in common stock and interest accruing after December 22, 2009 is payable in monthly cash payments. In connection with this modification, 890,185 shares of common stock were issued to the lenders with a fair value of $854,578. America West evaluated the modification under FASB ASC 470-50 and determined that the modification was substantial and the revised terms constituted a debt extinguishment. As a result, a total loss on the extinguishment of $2,292,403 was recorded during the year ended December 31, 2009. The loss on the extinguishment of debt was comprised of the following: 1) $640,934 representing the difference between the interest repaid with stock and the fair value of the shares issued, 2) $1,334,097 representing the unamortized discount on the loans as of the date of modification and 3) $317,372 representing the unamortized deferred financing costs on the date of modification. On December 15, 2010 $345,000 of the loan was converted to 357,219 shares of America West common stock. (see discussion below for loss recognized on the conversion) The outstanding principal balance of the above loans at December 31, 2010 and 2009 was $1,955,000 and $2,300,000, respectively, of which $805,000 is due to a related party.

On October 9, 2009, a $2,800,000 loan that was originally issued in 2008 with an original maturity date of October 9, 2009 was modified whereby the maturity date was extended to April 9, 2011. The loan bears interest at 17% per annum. In addition, interest of $476,000 incurred from October 2008 to October 2009 was added to the original principal. One $500,000 payment was required on October 9, 2010 and the balance of principal and interest is due April 9, 2011. The $500,000 payment was not made.  In addition, $100,000 of the principal was paid at the time of the refinancing by issuing 416,667 shares of common stock, resulting in a new loan amount of $3,176,000. The shares were valued at $650,000. America West evaluated the modification under FASB ASC 470-50 and determined that the modification was substantial and the revised terms constituted a debt extinguishment. As a result, a $550,000 loss on extinguishment of debt was recorded in 2009 to reflect the difference between the amount of debt reduced and the fair value of the common stock issued during 2009. America West also incurred financing costs of $280,000 associated with the original loan. The costs were capitalized and amortized over the life of the loan using the effective interest rate method which resulted in $0 and $218,858 of amortization expense for the years ended December 31, 2010 and 2009, respectively.

Since the above loan was not repaid by October 9, 2010, its original due date,  the creditor was awarded 166,667 warrants to purchase common stock at $0.24 per share. In addition, since certain mine mortgage requirements were not met by May 31, 2010, America West issued 83,333 warrants per month, up to 916,667 warrants, to purchase common stock at $0.24 per share. See Note 10 for valuation of warrants. The outstanding principal balance on the loan was $3,176,000 as of December 31, 2010 and 2009. This loss on the extinguishment of debt in 2009 plus the loss previously described above resulted in a total loss on the extinguishment of debt of $2,842,403 for the year ended December 31, 2009.

During June and July 2009, America West and its subsidiaries borrowed an aggregate of $161,039. The loan proceeds were used to pay for business insurance. The notes bear interest at 4.27% per annum and mature on March 4, 2010. The outstanding principal balance at December 31, 2010 and 2009 was $0 and $58,174, respectively.

On October 13, 2009, America West and its subsidiaries issued a promissory note for $200,000. The note bears interest at the rate of 10% per annum and matures on October 13, 2010. 166,667 common shares were also issued to the creditor in connection with the debt. The relative fair value of these shares was $104,762 and was recorded as a discount to the debt. The debt discount is being amortized over the term of the debt using the effective interest method. The loan was repaid in full on November 7, 2009. Consequently, the debt discount was fully amortized to interest expense during 2009. In addition, America West incurred financing costs of $10,000 associated with the loan. The costs were capitalized and the entire amount was amortized to interest expense during the year ended December 31, 2009.

On October 23, 2009, America West and its subsidiaries borrowed a total of $1,508,000, consisting of $983,000 from third parties and $525,000 from an affiliate of a director of America West. The notes bear interest at the rate of 16% compounded annually. Interest from the original issue date through December 22, 2009 was paid through issuance of 166,667 shares of common stock valued at $160,000. The amount of interest paid was $40,000 and, therefore, an additional $120,000 of interest expense was recorded. The notes mature at the earliest of i) May 27, 2011 or ii) the closing of $10,000,000 debt or equity financing. The notes are secured by substantially all of the assets of America West Services, primarily consisting of mining equipment and a coal purchase agreement with a third party. America West has guaranteed the notes. In addition, America West incurred $265,000 in financing costs during 2009 associated with this loan. These costs are fully amortized to interest expense for the year ended December 31, 2009 as a result of the loan default noted below. As of December 31, 2009, America West defaulted on this loan. Consequently, the loan is due on demand and the outstanding principal balance is reflected as part of current liabilities in the consolidated balance sheets.

America West repaid $8,000 of the above loans during 2010. On December 15, 2010, $225,000 of the loan was converted into 232,969 shares of America West common stock.  The outstanding principal balance at December 31, 2010 and 2009 was $1,275,000 and $1,508,000, respectively, of which $525,000 was from a related party. The issuance of these 232,969 common shares and the previously mentioned 357,219 common shares on December 15, 2010 was to repay an aggregate of $570,000 of principal and $90,439 of interest. This resulted in a loss on the extinguishment of debt of $667,484 being recorded for the year ended December 31, 2010. In connection with the aggregate of 590,188 common shares issued for the conversion of debt, America West paid commissions of $85,857. These commissions were recorded against additional paid-in capital during the year ended December 31, 2010.

On November 11, 2009, America West and its subsidiaries issued a promissory note for $150,000. The note bears interest at the rate of 10% per annum and matured on November 11, 2010. 125,000 common shares were also issued to the creditor in connection with the debt. The relative fair value of these shares was $75,000 and was recorded as a discount to the debt. The debt discount was fully amortized to interest expense for the year ended December 31, 2009 as a result of a default on the loan. On May 17, 2010, this loan was modified and consolidated as described below.

On January 27, 2010, America West and its subsidiaries signed a note to borrow a total of $1,000,000, consisting of six draws. The note bears interest at the rate of 10% per annum and matured on March 1, 2010. Two of the draws occurred in December 2009 and totaled $325,000. The remaining 4 draws occurred in January 2010 and totaled $675,000. A total of 833,333 common shares were issued in connection with the debt, as the draws occurred. The relative fair value of the 270,833 shares issued in 2009 was $159,596 and was recorded as a debt discount. The debt discount was fully amortized and recorded as interest expense during the year ended December 31, 2009 as a result of a default on the loan. The relative fair value of the 562,500 shares issued in 2010 was $400,054 and was recorded as a debt discount. The debt discount was fully amortized and recorded as interest expense over the term of the debt using the effective interest method. The note is secured by substantially all of the assets of America West Services, primarily consisting of mining equipment and a coal purchase agreement with a third party. America West has guaranteed the note.  On May 17, 2010, this loan was modified and consolidated as described below.

Between February and September 2010, America West and its subsidiaries signed thirteen notes to borrow a total of $2,760,000. The notes bear interest between 10% and 15% per annum and mature between March 15, 2010 and September 2011. A total of 2,133,333 common shares were issued in connection with the debt. The relative fair value of these shares was $1,315,338 and was recorded as a debt discount. The debt discount is being amortized and recorded as interest expense over the term of the debt using the effective interest method. Amortization of these discounts for the year ended December 31, 2010 was $1,017,137. The unamortized discount was $298,201 at December 31, 2010. On May 17, 2010, $1,000,000 of these loans were modified and consolidated as described below.

On May 17, 2010, loans previously issued between November 2009 and April 2010 totaling $2,150,000 were modified and consolidated into one loan. In addition, an additional $100,000 was borrowed under the modified loan and $94,088 of accrued interest was converted to principal bringing the principal amount of the modified loan to $2,344,088. The modified note bears interest at the rate of 15% per annum and matured on December 31, 2010. In connection with this modification, 1,953,407 shares of common stock were issued to the lender with a fair value of $3,047,313. America West evaluated the modification under FASB ASC 470-50 and determined that the modification was substantial and the revised terms constituted a debt extinguishment. As a result, a total loss on the extinguishment of $3,047,313 was recorded during the year ended December 31, 2010. The outstanding principal balance at December 31, 2010 was $2,344,088. As of December 31, 2010 America West defaulted on this loan. Consequently, the loan is due on demand and the outstanding principal balance is reflected as part of current liabilities in the consolidated balance sheets.

In June and October 2010, America West borrowed $215,986 to pay for business insurance. The notes bear interest at 4.95% per annum and mature in April 2011. The outstanding balance at December 31, 2010 was $68,527.

In September 2010, the Company entered into an installment plan with the Internal Revenue Service to repay past due payroll and excise taxes of $1,419,450. The required payment is $50,000 per month.  Total payments made during the year amounted to $180,000. This agreement bears zero interest rate and should be repaid by March 2013 if all payments are made on a timely basis.  Interest and penalties will continue to accrue on the unpaid taxes. The outstanding principal balance at December 31, 2010 was $1,239,450.

Between October and December 2010, America West entered into multiple notes to borrow an aggregate of $3,780,000. The notes bear interest at 10% per annum and mature one year after they were signed, which is between October 5, 2011 and December 21, 2011. A total of 3,149,999 common shares were issued in connection with the debt. The relative fair value of these shares was $1,953,537 and was recorded as a debt discount. The debt discount is being amortized and recorded as interest expense over the term of the debt using the effective interest method. Amortization of these discounts for the year ended December 31, 2010 was $189,955. The unamortized discount was $1,763,582 at December 31, 2010. The outstanding principal balance at December 31, 2010 was $3,780,000.

On various dates in October 2010 and on December 29, 2010, America West issued three promissory notes for a total amount of $370,000. The notes bear interest at the rate of 10% per annum and matures on February 15, 2011 and March 31, 2011. 308,333 common shares were also issued to the creditors in connection with these notes. The relative fair value of these shares was $183,309 and was recorded as a discount to the debt. The debt discount is being amortized and recorded as interest expense over the term of the debt using the effective interest method. Amortization of the discount for the year ended December 31, 2010 was $47,841. The unamortized discount was $135,468 at December 31, 2010. The outstanding principal balance of these notes at December 31, 2010 was $370,000.

In connection with the third party and related party loans issued during the year ended December 31, 2010, America West incurred an aggregate of $1,083,550 of commissions. These commissions were recorded as deferred financing costs and are being amortized over the lives of the related loans using the effective interest rate method. Amortization expense for the year ended December 31, 2010 amounted to $540,259. The total unamortized deferred financing costs were $543,291 as of December 31, 2010. During the year ended December 31, 2009, America West recorded amortization of deferred financing costs of $617,536. There were no unamortized deferred financing costs as of December 31, 2009.

A summary of the outstanding third party debt at December 31, 2010 and 2009 is as follows:

	Interest	December 31,
	Rate	2010	2009

Third party loans	17%	$3,176,000	$3,176,000
Mid State bank loan assumed	7%	242,260	296,361
Mid State automobile loans assumed	12%	-	13,382
Howard Kent loan	8.1%	475,000	475,000
Bank loan number 9003	7%	1,078,962	1,319,917
Arrearage loan number 9004	7%	1,749,476	2,067,607
Bank loan number 9005	7%	1,111,846	1,314,028
General unsecured creditors loan	-	825,374	1,205,092
Accrued payroll and coal excise tax loan	7%	878,964	880,213
Property loan	8%/-%	84,112	126,520
Insurance loans	4.95%/4.27%	68,527	58,174
Operating loans	16%	1,900,000	2,478,000
Operating loans	10%	5,710,000	475,000
Operating loans	15%	2,544,088	-
IRS – payroll and coal excise tax	-	1,239,450	-
Unamortized discounts	-	(2,197,251)	-
Total debt		18,886,808	13,885,294

Current portion of debt, net of unamortized discounts		17,772,358	13,410,135

Long-term portion of debt		$1,114,450	$475,159

Minimum principal payments on the above loans for each of the five years subsequent to December 31, 2010 are as follows:

2011	$19,969,609
2012	1,075,000
2013	39,450
2014	-
2015	-
Thereafter	-
$21,084,059

NOTE 9 – RELATED PARTY TRANSACTIONS

Related Party Debt

In May 2009, an entity controlled by a director of America West loaned the Company $805,000. In relation to the financing, America West issued 1,219,167 shares of its common stock for $52,500 cash. In addition, the entity was granted the right to a $17,500 royalty on coal produced. America West recognized royalty expense during 2009 of $9,489. See also Note 8 above for full details regarding the debt and equity financing. As of December 31, 2009, America West defaulted on this loan. Consequently, the loan is due on demand and the outstanding principal balance is reflected as part of current liabilities in the consolidated balance sheets.  The unpaid principal balance on the loan at December 31, 2010 and 2009 was $805,000.

During the year ended December 31, 2009, certain officers, directors and affiliates advanced to America West an aggregate amount of $397,000 of which $345,000 and $35,000 was repaid during 2009 and 2010, respectively. These notes accrue interest at 12% per annum and originally matured on the earlier of (i) May 22, 2009 or (ii) the closing of a $10,000,000 debt or equity financing by America West. As additional consideration, a total of 42,500 common shares were also issued to the related party lenders. The relative fair value of these shares is $25,500 and was recorded as a debt discount. The discount was fully amortized to interest expense over the original life of the loans using the effective interest method. In an event of default, the unpaid principal and accrued interest due under the notes is convertible into common shares at a conversion price equal to $0.02 per share. The maturity date on the unpaid loans was extended twice in 2009, with the first extended maturity date being November 22, 2009 and then May 31, 2010. America West evaluated each modification under FASB ASC 470-50 and concluded that the revised terms constituted a debt modification rather than a debt extinguishment. The unpaid principal balance on the loans at December 31, 2010 and 2009 was $17,000 and $52,000. As of December 31, 2010, America West was in default on these notes.

On May 1, 2009, America West issued a non-interest bearing, demand note to an entity controlled by a director of America West for $10,000. The note was paid in full on May 28, 2009.

On October 23, 2009, America West and its subsidiaries borrowed a total of $1,508,000, consisting of $983,000 from third parties and $525,000 from an entity controlled by a director of America West. The notes bear interest at the rate of 16% compounded annually, with interest from the original issue date through December 22, 2009 payable in common stock. Interest accruing after December 22, 2009 is payable in monthly cash payments. The maturity date is the earliest of i) May 27, 2011, or ii) the occurrence of an event of default r iii) the closing of $10,000,000 debt or equity financing of America West Resources, Inc. The notes are secured by substantially all of the assets of America West Services, primarily consisting of mining equipment and a coal purchase agreement with a third party. America West has guaranteed the notes. See Note 8 for full details regarding this financing. As of December 31, 2009, America West defaulted on this loan. Consequently, the loan is due on demand and the outstanding principal balance of $525,000 is reflected as part of current liabilities in the consolidated balance sheets.

Between October and December 2009, certain officers, directors and affiliates advanced to America West an aggregate of $645,000 of which $420,000 was repaid during 2009. The outstanding notes accrue interest at 10% per annum and mature on various dates between October and December 2010. As additional consideration, a total of 537,500 common shares were also issued to the related party lenders. The relative fair value of these shares is $335,541 and was recorded as a debt discount. Also, America West incurred $61,050 in financing costs associated with these loans. The discount and deferred financing costs are fully amortized to interest expense for the year ended December 31, 2009 as a result of the loan default noted below. The outstanding principal balance on the notes at December 31, 2010 and 2009 was $225,000. As of December 31, 2009, America West defaulted on this loan. Consequently, the loan is due on demand and the outstanding principal balance is reflected as part of current liabilities in the consolidated balance sheets.

Between February and December 2010, two entities controlled by a director of America West loaned the Company an aggregate of $1,567,885. The loans are unsecured, bear interest at 10% per annum and mature between March 15, 2010 and March 31, 2011. In addition, an aggregate of 1,306,581 common shares were issued with the debt. The relative fair value of these shares was determined to be $790,008 and was recorded as a debt discount. The discount is being amortized over the life of the loan using the effective interest rate method. Amortization for the year ended December 31, 2010 was $731,111. The unamortized discount was $58,897 at December 31, 2010.

In April 2010, an entity controlled by a director of America West loaned the Company $5,000. The loan is unsecured, bears no interest, and is due on demand.

In April 2010, America West’s Chairman of the Board of Directors paid off a line of credit balance of $34,500 with personal funds. As a result, America West has a loan due to the Chairman of $34,611 that is unsecured, bears interest at 10% per annum and is due on demand (see also Note 7).

Other Related Party Transactions

During 2010 and in previous years, a shareholder pledged personal assets as security for a performance bond related to the federal coal lease for Hidden Splendor.

During 2010 and in previous years, a shareholder pledged personal assets as security for a reclamation obligation to the State of Utah for Hidden Splendor.

During 2009, an officer assumed a vehicle loan and took ownership of the vehicle. The debt assumed was approximately $3,400 and the net book value of the vehicle was $6,184.

During the years ended December 31, 2010 and 2009, Hidden Splendor paid $0 and $6,000 for office space rent to an entity owned by certain stockholders of America West. Hidden Splendor accrued an additional $90,000 and $129,600 for rent not paid to the related party entity during, 2010 and 2009, respectively. In addition, Hidden Splendor leases certain water rights from the entity. During 2010 and 2009, Hidden Splendor accrued $12,000 for the rent of these water rights, for each year. The total liability for these items was $243,600 and $141,600 as of December 31, 2010 and 2009, respectively.

America West receives transfer agent services from an entity controlled by a director of America West. The payables to this entity totaled $35,971 and $5,000 as of December 31, 2010 and 2009, respectively.

Hidden Splendor ships a portion of its coal utilizing a trucking company owned by America West's Chief Executive Officer. For the twelve months ended December 31, 2010 and 2009, Hidden Splendor incurred trucking fees amounting to $1,361,594 and $142,463, respectively which is included in coal production costs in the consolidated statements of operations. The amount payable to this trucking company as of December 31, 2010 and 2009 totaled $241,935 and $185,356, respectively.

NOTE 10 – STOCKHOLDERS’ EQUITY

Common Stock

During September 2010, America West effected a 1 for 12 reverse stock split for stockholders on record as of September 28, 2010. All share and per share amounts herein have been retroactively restated to reflect the reverse stock split.

A subscription receivable of $4,305,610 was collected in January 2009.

In January 2009, America West sold 8.5 units in a private placement. Each unit consisted of 12,500 common shares and 6,250 common stock warrants. A total of 106,250 common shares and 53,125 common stock warrants were sold. The warrants are exercisable at $3.60 per share, vest immediately and have a term of five years. America West received cash of $187,616 net of share issuance costs of $67,384.

During the year ended December 31, 2009, America West issued an aggregate of 670,553 common shares for services valued at $888,646.

In June 2009, two parties related to America West signed personal guarantees for some of America West’s debt. As a result, America West granted these parties an aggregate of 125,000 common shares. The shares were valued at $150,000 and recorded to interest expense.

During the year ended December 31, 2009, America West issued an aggregate of 4,625,833 common shares with debt that had a total relative fair value of $2,334,040. See Notes 8 and 9 above for details.

In October 2009, America West issued 416,667 shares as repayment of a portion of third party debt amounting to $100,000. These shares were valued at $650,000 and the excess amount of $550,000 was recognized as a loss on extinguishment of debt.

In December 2009, America West issued an aggregate of 288,307 common shares in exchange for exercising 288,307 warrants. America West received cash of $277,492 net of share issuance costs of $68,476.

In December 2009, America West issued an aggregate of 1,056,852 common shares, valued at $1,014,578, as payment of accrued interest on various loans.

During the year ended December 31, 2010, America West issued 425,342 common shares for services rendered valued at $658,153.

During the year ended December 31, 2010, 54,500 common shares valued at $104,640 were issued to America West’s Chairman for pledging personal assets as collateral for certain debt obligations of the Company. These shares were accounted as loan costs and charged to interest expense.

During the year ended December 31, 2010, America West issued 15,000 common shares for equipment valued at $18,450.

During the year ended December 31, 2010, 29,167 previously issued common shares with a value of $35,000 were cancelled

During the year ended December 31, 2010, America West issued 9,414,153 common shares with debt. The relative fair value of the shares was determined to be $7,689,559 and was recorded as a discount on the debt. See Notes 8 and 9 for details.

On August 8, 2010, 1,177,811 warrants were cancelled and replaced by 1,177,811 common shares.  The warrants were previously accounted for as derivative liabilities. Upon their cancellation, the associated derivative liability of $1,390,600 was recorded to additional paid-in capital.

On August 23, 2010, 333,333 common shares, with a value of $280,011, were issued as a result of a default on the note, as provided in the loan agreement. The fair value of the shares was recorded as interest expense.

On December 15, 2010, $570,000 of debt and $90,439 of accrued interest was converted into 590,188 common sharesvalued at $1,327,923. In connection with the conversion, America West incurred commissions of $85,857 which were recorded against additional paid-in capital.

Between September and December 2010, America West issued 457,917 common shares for the exercise of 457,917 common stock warrants and received cash totaling $4,577.

Options

On July 3, 2008, America West granted employees and officers options to purchase an aggregate 353,125 common shares at exercise prices ranging from $4.80 to $5.40. The options vest one third per year through July 3, 2010 and have a term of five years. The fair value of the options was determined to be $1,438,973 using the Black-Scholes stock option valuation model. The significant assumptions used in the valuation were: the exercise prices noted above; the market value of America West’s common stock on July 3, 2008, $4.20; expected volatilities between 237.25% and 286.65%; risk free interest rate of 3.28%; and expected terms between 2.5 and 3.5 years. During the years ended December 31, 2010 and 2009, $123,642 and $490,441 of this fair value was expensed, respectively.

On January 15, 2009, America West entered into an employment agreement with its chief financial officer. The agreement terminated on December 31, 2010. Pursuant to the terms of the agreement, America West granted its chief financial officer options to purchase 166,667 shares of its common stock at an exercise price of $0.12 per share. The options vest at a rate of 33,333 shares per calendar quarter-end with full vesting being completed on March 31, 2010 and an expiration on January 30, 2019. The grant date fair value of the options was determined to be $377,031 using the Black-Scholes stock option valuation model. The significant assumptions used in the valuation were: the exercise price noted above; the market value of America West’s common stock on January 15, 2009, $2.28; expected volatilities between 231.02% and 251.56%; risk free interest rate of 1.01%; and expected terms between 2.6 and 3.1 years. The chief financial officer resigned on October 1, 2009. In accordance with the terms of the option agreement, 66,667 of the options were forfeited. For the year ended December 31, 2009, the Company recognized the related expense on the 100,000 options that vested amounting to $226,215.

On September 22, 2009, America West granted employees options to purchase an aggregate 109,167 common shares at an exercise price of $1.20. The options vest 100% on September 22, 2010 and have a term of the earlier of 1) 3 years from the vesting date, or 2) six months upon the employee’s termination. The fair value of the options was determined to be $123,129 using the Black-Scholes stock option valuation model. The significant assumptions used in the valuation were: the exercise price noted above; the market value of America West’s common stock on September 22, 2009, $1.19; expected volatility of 246.69%; risk free interest rate of 1.28%; and an expected term of 2.5 years. During the years ended December 31, 2010 and 2009, $89,396 and $33,734 of this fair value was expensed.

On March 26, 2010, America West granted employees and officers options to purchase an aggregate 688,333 common shares at an exercise price of $2.40. The options vest 100% on March 24, 2011 and have a term of the earlier of 1) 3 years from the vesting date, or 2) six months upon the employee's termination. The fair value of the options was determined to be $1,141,730 using the Black-Scholes stock option valuation model. The significant assumptions used in the valuation were: the exercise price noted above; the market value of America West's common stock on March 26, 2010, $1.92; expected volatility of 194.60%; risk free interest rate of 1.34%; and an expected term of 2.5 years. During the year ended December 31, 2010, $871,643 of this fair value was expensed.

Stock option expense for the years ended December 31, 2010 and 2009 amounted to $1,084,681 and $750,390, respectively. As of December 31, 2010, there was $270,087 of unrecognized option expense which is expected to be recorded through March 31, 2011.

A summary of option transactions for the years ended December 31, 2010 and 2009 is as follows:

		Wtd. Avg.
		Exercise
	Options	Price
Outstanding at December 31, 2008	353,125	$5.28
Granted	275,834	0.55
Exercised	-	-
Forfeited	(66,667)	(0.12)
Outstanding at December 31, 2009	562,292	3.57
Granted	688,333	2.40
Exercised	-	-
Forfeited	-	-
Outstanding at December 31, 2010	1,250,625	2.93
Exercisable at end of year	562,292	$3.57

At December 31, 2010, the range of exercise prices and the weighted average remaining contractual life of the options outstanding were $0.12 to $5.40 and 2.97 years, respectively. The intrinsic value of the exercisable options outstanding at December 31, 2010 was $264,875. At December 31, 2009, the range of exercise prices and the weighted average remaining contractual life of the options outstanding were $0.12 to $5.40 and 3.65 years, respectively. The intrinsic value of the exercisable options outstanding at December 31, 2009 was $144,000. The weighted average grant date fair value of the options granted during 2010 and 2009 was $1.66 and $1.81, respectively.

Warrants

On July 3, 2008, America West entered into a six-month service agreement engaging a consultant. Pursuant to the agreement, America West granted the consultant warrants to purchase 41,667 shares of America West common stock with exercise prices ranging from $1.80 to $5.40. The warrants vest immediately and expire on January 3, 2009. The fair value of the warrants was determined to be $76,970 using the Black-Scholes stock option valuation model. The significant assumptions used in the valuation were: the exercise prices noted above; the market value of America West’s common stock on July 3, 2008, $4.20; expected volatility of 208.67%; risk free interest rate of 2.09%; and an expected term of three months. During the year ended December 31, 2008, $75,715 of this fair value was expensed. The remaining $1,255 was expensed during 2009.

As part of a private placement, on December 31, 2008, America West sold investors 1,074,557 common stock warrants. The warrants are exercisable at $3.60 per share, vest immediately and have a term of five years. On October 1, 2009, the holders were given the option to exercise at a lower exercise price of $1.20 per share and 265,390 of the warrants were exercised during 2009.

In January 2009, America West sold 8.5 units in a private placement. Each unit consisted of 12,500 common shares and 6,250 common stock warrants. A total of 106,250 common shares and 53,125 common stock warrants were sold. The warrants are exercisable at $3.60 per share, vest immediately and have a term of five years. On October 1, 2009, the holders were given the option to exercise at a lower exercise price of $1.20 per share and 22,917 of the warrants were exercised during 2009.

On October 9, 2010, America West awarded 166,667 warrants, with an exercise price of $0.24, in conjunction with the non payment of a loan. See Note 8 for full details.  The fair value of the 166,667 warrants was determined to be $260,000 and was charged to warrant expense. In connection with the same loan, up to 916,667 warrants, with an exercise price of $0.12, were also issued to the same creditor since America West did not satisfy a certain mortgage requirement related to the Horizon Mine by May 31, 2010. The fair value of the 916,667 warrants was determined to be $1,429,999. All of the above warrants have a term of 10 years. The Black-Scholes stock option valuation model was used to determine the fair value of the warrants. The significant assumptions used in the valuation were: the exercise prices noted above; the market value of America West’s common stock on October 9, 2009, $1.56; expected volatility of 292%; risk free interest rate of 3.4%; and expected terms of ten years. The fair value of these warrants was not recognized during 2009 as the warrants can only be exercised when the loan is not repaid at maturity date and when Horizon Mine is not able to meet the mortgage requirement provided in the loan agreement by May 31, 2010, as indicated above.  As a result, 83,333 of the 916,667 warrants vest each full month subsequent to May 2010 for which the debt is not repaid. During the year ended December 31, 2010, 583,333 of the 916,667 warrants vested and the corresponding fair value of $909,999 was recorded as warrant expense.

On March 1, 2010, America West entered into a six month consulting agreement with a third party whereby America West granted 8,333 warrants to purchase common shares. 4,167 of the warrants, with an exercise price of $2.76 per share are exercisable immediately. The remaining 4,166 warrants, with an exercise price of $3.24 per share are exercisable on June 1, 2010. The warrants have a term of three years. The fair value of the warrants was determined to be $15,328 using the Black-Scholes stock option valuation model. The significant assumptions used in the valuation were: the exercise price noted above; the market value of America West's common stock on March 1, 2010, $2.16; expected volatility of 240.90%; risk free interest rate of 1.34%; and an expected term of three years. During the year ended December 31, 2010, the entire fair value of $15,328 was expensed.

On March 26, 2010, America West granted the Chairman of America West warrants to purchase an aggregate 329,129 common shares at an exercise price of $2.40. The warrants vested immediately and have a term of 3 years. The fair value of the warrants was determined to be $603,843 using the Black-Scholes stock option valuation model. The significant assumptions used in the valuation were: the exercise price noted above; the market value of America West's common stock on March 26, 2010, $1.92; expected volatility of 236.24%; risk free interest rate of 1.64%; and an expected term of 3 years. During the year ended December 31, 2010, the fair value of $603,843 was expensed.

On August 8, 2010, 1,177,811 warrants were cancelled in exchange for the issuance of 1,177,811 common shares.  The original exercise price was $0.12 per share. These warrants were previously accounted for as derivatives.  Consequently, the derivative liability was marked to market on August 8, 2010 and the value of $1,390,600 was recorded to additional paid-in capital.

On September 14, 2010, America West granted a third party 577,500 warrants to purchase common shares at an exercise price of $0.01 for services.  The warrants vest immediately and have a term of 5 years. The fair value of the warrants was determined to be $413,566 using the Black-Scholes stock option valuation model. The significant assumptions used in the valuation were: the exercise price noted above; the market value of America West's common stock on September 14, 2010, $0.72; expected volatility of 204.78%; risk free interest rate of .25%; and an expected term of 3 years. During the year ended December 31, 2010, the fair value of $413,566 was recorded as warrant expense. During 2010, 457,917 of these warrants were exercised.

A summary of warrant transactions for the years ended December 31, 2010 and 2009 is as follows:

		Wtd. Avg.
		Exercise
	Warrants	Price
Outstanding at December 31, 2008	2,415,182	$1.81
Granted	1,136,459	0.30
Exercised	(288,307)	(3.60)
Forfeited	(41,667)	(3.96)
Outstanding at December 31 ,2009	3,221,667	1.09
Granted	914,962	0.90
Exercised	(457,917)	(0.01)
Expired	(15,625)	(3.60)
Forfeited	(1,177,811)	(0.12)
Outstanding at December 31 ,2010	2,485,276	1.66
Exercisable at end of year	2,151,942	$1.90

At December 31, 2010, the range of exercise prices and the weighted average remaining contractual life of the warrants outstanding were $0.01 to $5.04 and 5.46 years, respectively. The intrinsic value of the exercisable warrants outstanding at December 31, 2010, was $1,716,597. At December 31, 2009, the range of exercise prices and the weighted average remaining contractual life of the warrants outstanding were $0.12 to $5.04 and 5.83 years, respectively. The intrinsic value of the exercisable warrants outstanding at December 31, 2009, was $1,800,000. The weighted average grant date fair value of the warrants granted during 2010 and 2009 was $1.13 and $1.62, respectively.

NOTE 11 – DERIVATIVES

Warrant Derivatives Due to Reset Provisions

As of December 31, 2010, America West has an aggregate of 911,564 outstanding warrants containing exercise price reset provisions that are classified as derivative liabilities.

On January 1, 2009 America West adopted FASB ASC 815-15, and as a result an aggregate 2,324,572 outstanding warrants containing exercise price reset provisions that were previously classified in equity were reclassified to derivative liabilities. In addition, the 53,125 warrants granted on January 9, 2009 contain the same reset provision and were recorded as derivative liabilities. As of January 1, 2009, these warrants were no longer deemed to be indexed to America West’s own stock. The fair value of these liabilities as of January 1, 2009 and January 9, 2009 totaled $7,957,849 and was removed from additional paid-in capital. The fair value of these liabilities as of December 31, 2009 totaled $3,195,870. The change in fair value of $4,455,089 was recorded as a gain during the year ended December 31, 2009. In addition, 288,322 warrants were exercised. As a result, $306,890 of the derivative liability was removed and added back to additional paid-in capital. The Black-Scholes stock option valuation model was used to determine the fair values. The significant assumptions used in the January 1, 2009 and January 9, 2009 valuations were: the exercise prices of $0.12 and $3.60; the market value of America West’s common stock on January 1, 2009 and January 9, 2009, $3.36 and $2.88; expected volatilities between 287.92% and 289.17%; risk free interest rates between 1.51% and 1.55%; and remaining contract terms between 4.83and 5.00 years. The significant assumptions used in the December 31, 2009 valuation were: the exercise prices of $0.12 and $3.60; the market value of America West’s common stock on December 31, 2009, $1.56; expected volatilities between 220.22% and 225.41%; risk free interest rate of 2.20%; and remaining contract terms between 3.84 and 4.03 years. There is no cumulative effect to adjust retained earnings due to 1,250,000 of these warrants being issued in connection with an investment banking agreement related to capital raise and thus scoped out from FASB ASC 815-15. The service agreement was fulfilled at the end of 2008 and therefore the derivative liability is first recorded on January 1, 2009. The other 1,074,557 warrants granted prior to January 1, 2009 were granted on December 31, 2008. The change in the fair value of these warrants between December 31, 2008 and January 1, 2009 was negligible.

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

As of December 31, 2010, the outstanding warrants had a fair value of $1,594,370.  The significant assumptions used in the December 31, 2010 valuation were: the exercise prices ranging from $0.12 to $3.60; the market value of America West’s common stock on December 31, 2010 of $1.95, expected volatilities between 197.07% and 199.90%; risk free interest rates of 1.02%; and remaining contract terms ranging from 2.84 to 3.03 years. During the year ended December 31, 2010, the total derivative gain resulting from the reset provision warrant derivatives was $210,900.

Warrant Derivatives due to the Authorized Shares being Exceeded

On March 26, 2010, America West issued more common shares and instruments potentially convertible into common shares than the number of authorized common shares. As a result, under ASC 815-15, between March 26, 2010 and September 28, 2010, a total of 884,792 warrants were reclassified to derivative liabilities. America West recorded a derivative liability for these warrants equivalent to their initial fair value of $827,528 and reduced additional paid-in capital by the same amount. The Black-Scholes stock option valuation model was used to determine the fair values of the warrant derivatives using the following significant assumptions: the exercise prices ranging from $0.01 to $5.04; the market value of America West’s common stock on the respective measurement dates ranging from $0.72 to $1.92; expected volatilities ranging from 183.08% to 292.60%; risk free interest rates from 0.25% to 2.97%; and remaining contract terms from 0.52 to 9.28 years.

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

The total derivative gain resulting from the above warrant derivatives amounted to $83,502 for the year ended December 31, 2010.

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

America West uses Level 3 to value its derivative financial instruments.

The following table sets forth by level with the fair value hierarchy the Company’s financial assets and liabilities measured at fair value on December 31, 2010 and 2009.

December 31, 2010:	Level 1	Level 2	Level 3	Total
Assets
No None	$—	$—	$—	$—

L Liabilities
Derivative financial instruments	$—	$—	$1,594,370	$1,594,370

December 31, 2009:	Level 1	Level 2	Level 3	Total
Assets
None	$—	$—	$—	$—

L Liabilities
Derivative financial instruments	$—	$—	$3,195,870	$3,195,870

The following table provides a summary of the changes in fair value, including net transfers in and/or out, of the derivative financial instruments measured at fair value on a recurring basis using significant unobservable inputs:

Warrants

Balance at January 1, 2009	$-
Derivative liability reclassed from additional paid in capital	7,957,849
Unrealized gain included in other income (expense)	(4,455,089)
Settlement of derivative liability	(306,890)
Balance at December 31, 2009	$3,195,870
Derivative liability reclassed from additional paid in capital	827,528
Unrealized gain included in other income (expense)	(294,402)
Settlement of derivative liability	(2,134,626)
Balance at December 31, 2010	$1,594,370

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

On October 9, 2009, America West entered into a loan that requires royalty payments on each ton of coal produced. The rate per ton was $0.25 between August 20, 2009 and November 19, 2009 and $0.50 between November 20, 2009 and May 19, 2010. From May 20, 2010 through August 19, 2016, the rate per ton is $2.00. Royalty expense for the year ended December 31, 2010 and 2009, amounted to $413,579 and $27,112, respectively.

In September 2010, Kenneth Rushton, the Chapter 7 Trustee for C.W. Mining Company dba Co-Op Mining Company in the Chapter 7 bankruptcy action on file in the United States District Bankruptcy Court in the District of Utah, brought an adversarial proceeding naming Hidden Splendor Resources, Inc. as a defendant. In this action, the trustee alleges that a $40,000 payment the debtor made to Hidden Splendor in 2007 is avoidable under 11 U .S.C. Section 548 and alleges that the Trustee may recover from Hidden Splendor the value of that payment. Hidden Splendor denies that the trustee is entitled to the relief he seeks and will file an answer to the complaint. America West believes the probability of incurring any losses associated with this claim to be minimal. As such, no expenses have been accrued.

In September 2010, Kenneth Rushton, the Chapter 7 Trustee for C.W. Mining Company dba Co-Op Mining Company in the Chapter 7 bankruptcy action on file in the United States District Bankruptcy Court in the District of Utah, brought an adversarial proceeding naming America West Marketing, Inc. as a defendant. In this action, the trustee alleges that during 2009, America West Marketing purchased 5,795 tons of coal that was either: (1) mined by a third party under the authority of the debtor's operating permit and in violation of the automatic stay in the pending bankruptcy action; (2) mined by the debtor; or (3) purchased by a third party with coal sale proceeds generated by coal previously mined by the Debtor, and claims trustee is entitled to a judgment against America West Marketing in the amount of $204,077 in connection with the transfer of that coal. America West Marketing denies that the trustee is entitled to the relief he seeks and will file an answer to the complaint. America West believes the probability of incurring any losses associated with this claim to be minimal. As such, no expenses have been accrued.

Occasionally, Hidden Splendor is issued citations by the Mine Safety and Health Administration in connection with regular inspections of the Horizon Mine. At times, Hidden Splendor challenges citations, resulting in reductions to proposed penalties or administrative adjudications with no penalties. As of December 31, 2010, Hidden Splendor had challenges pending in several administrative actions. Such actions cover a total of approximately $1,058,150 of proposed, assessed penalties. Management has determined that of the total amount, the probable liability arising from these citations is approximately $529,075 which has been accrued at December 31, 2010.

In December 2010, the Company agreed to serve as guarantor on $250,000 of debt payments owed by Wild West Trucking, a trucking company owned by America West's Chief Executive Officer, to its secured creditor Zions Bank.

Minimum payments on the commitments described above for each of the five years subsequent to December 31, 2010 are as follows:

2011	$444,558
2012	3,867
2013	3,867
2014	3,867
2015	-
Thereafter	-
$456,159

NOTE 13 – MAJOR CUSTOMERS

During 2010 and 2009 three customers each accounted for more than 10% of America West’s coal sales.

NOTE 14 – ASSET RETIREMENT OBLIGATION

The following table summarizes the changes in America West’s asset retirement obligation for the years ended December 31, 2010 and 2009.

	2010	2009
Asset retirement obligation, January 1	$157,048	$189,999
Accretion expense	15,705	15,674
Revisions in accounting estimate	(37,784)	(48,625)
Asset retirement obligation, December 31	$134,969	$157,048

NOTE 15 – INCOME TAX EXPENSE

At December 31, 2010, America West had unused federal and state net operating loss carryforwards available of approximately $25,300,000, which may be applied against future taxable income, if any, and which expire in various years through 2030. The Internal Revenue Code contains provisions which likely will reduce or limit the availability and utilization of these net operating loss carryforwards. For example, limitations are imposed on the utilization of net operating loss carryforwards if certain ownership changes have taken place or will take place. The Company has not performed an analysis to determine whether any such limitations have occurred.

The temporary differences and carryforwards which give rise to the deferred income tax assets as of December 31, 2010 and 2009 are as follows:

	2010	2009

Depreciation	$(931,000)	$(610,000)
Stock based compensation	1,568,000	829,000
Federal and Utah net operating loss carryovers	13,812,000	11,522,000
Total deferred income tax assets	14,449,000	11,741,000
Valuation allowance	(14,449,000)	(11,741,000)
Net deferred income tax asset	$-	$-

A reconciliation of income taxes at the federal statutory rate to actual income tax expense is as follows:

	2010	2009

Federal benefit at statutory rate (34%)	$(3,128,000)	$(3,676,000)
State income taxes, net of federal tax	(552,000)	(649,000)
Valuation allowance	3,680,000	4,325,000
Net tax expense	$-	$-

NOTE 16 – DEFINED CONTRIBUTION PENSION PLAN

America West provides a defined contribution plan for our employees meeting minimum service requirements. Employees can contribute up to 100% of their current compensation to the plan subject to certain statutory limitations. We contribute up to a maximum of 3% of an employee’s compensation and plan participants are fully-vested in the Company’s contributions immediately. We made contributions to the plan of approximately $12,000 and $14,000 during the years ended December 31, 2010 and 2009, respectively.

NOTE 17 - SUBSEQUENT EVENTS

In January 2011, a third party loaned America West $575,000.  The loans were due on various dates in March  2011 with an interest rate of 10% per annum.  America West issued the third party lender 479,167 shares of common stock as consideration for the loan.  The loan and accrued interest was subsequently restructured on March 31, 2011 in accordance with the loan restructure summarized below.

In January 2011, a related party loaned America West $135,000.  The loans were due on July 31, 2011 with an interest rate of 10% per annum.  America West issued the third party lender 112,500 shares of common stock as consideration for the loan.  The loan and accrued interest was subsequently restructured on March 31, 2011 in accordance with the loan restructure summarized below.

On January 31, 2011, the America West granted affiliates of its investment banker 548,708 warrants to purchase common shares at an exercise price of $1.20. The warrants vest immediately and have a term of 5 years.

In February 2011, a third party loaned America West $2,000,000.  The loan was due on March 15, 2011 with an interest rate of 10% per annum.  The loan and accrued interest of $34,822was subsequently settled for 2,034,822 shares of America West common stock on March 31, 2011 in accordance with the loan restructure summarized below.

In March 2011, a third party loaned America West $140,000.  The loan was due on March 31, 2011 with an interest rate of 10% per annum.   America West repaid the $100,000 loan plus accrued interest of $3,500 on March 31, 2011.

On March 31, 2011, numerous conventional loans with two related parties and one third party were modified and refinanced into one convertible loan due to each party.  $789,427 of principal and interest due to two related parties and $10,765,839 of principal and interest due to a third party are now due on June 1, 2014 and bear interest at the rate of 8% per annum.  The original terms included interest rates ranging from 10%-16% and maturity dates ranging from March 2010 to April 2011.  The loans are convertible at a rate ranging from $1.00 - $1.50 per share depending on the amount converted.  The related party loans are subordinated to the third party loan.  In connection with the loan modification described above, a royalty agreement was amended and is now $2.00 per ton from 2012 through 2019 and $1.00 per ton from 2020 through 2021.  The previous rate for 2012 through 2018 was $1.00 per ton.   The loans are secured by certain real estate and mining equipment, as well as the coal sales contracts held by America West.  In addition, the parties were granted registration rights of the underlying shares associated with the loan modification.

In connection with the loan modification described above, two related parties settled an aggregate amount of $3 million in debt for 3,000,000 shares of America West common stock.

During March and April 2011, America West sold for cash 3,850,000 common shares for a total consideration of $3.85 million.

In April 2011, America West issued 200,000 common shares to a third party for services rendered.   The shares were valued at $350,000.

.

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

The chief executive officer and the chief financial officer have concluded, based on their evaluation as of December 31, 2010 that, as a result of the material weaknesses described below, disclosure controls and procedures were ineffective in providing reasonable assurance that material information is made known to them by others within the Company.

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

As a result of the existence of these material weaknesses as of December 31, 2010, management has concluded that we did not maintain effective internal control over financial reporting as of December 31, 2010, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

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

Name	Age	Position

Dan R. Baker	61	Director, President, Chief Executive Officer
Brian Rodriguez	41	Director and Chief Financial Officer
Alexander H. Walker III	50	Chairman, Director, Secretary
George Jarkesy	36	Director
Amanda Cardinalli	47	Director

All Directors hold their positions for one year or until successors are duly elected and qualified. All officers hold their positions at the will of the Board of Directors.

Set forth below is certain biographical information regarding each of the Company's executive officers and directors:

Dan R. Baker has served as the chief executive officer since July 2008, chief operating officer since December 2007, and as a director since December 2007.  Mr. Baker served as an executive officer since August 2007 and as an executive officer of Hidden Splendor since March 2003.  Mr. Baker has been in the mining business approximately 40 years and from 1987 until 2002 in executive positions with PacifiCorp and at Consol Energy, Inc.

Alexander H. Walker III has served as director and secretary since August 2007 and as the president and chief executive officer of the Company from August 2007 to July 2008.  Since March 2003, Mr. Walker has been an executive officer of Hidden Splendor.  Mr. Walker is a member of the Utah State Bar Association and the Nevada Bar Association, and until 2003 practiced primarily in the areas of general business litigation and securities. He is also the chair of theMining Committee of the Energy, Natural Resources and Environmental Law Section of the Utah State Bar, a member of the board of directors of the South East Utah Energy Producers Association and has served as the co-chair of the board of the Western Energy Training Center.

Brian Rodriguez has served as a director of the Company since December 2007. From December 2007 through January 2009, Mr. Rodriguez served as the chief financial officer of America West and has served as interim chief financial officer since October, 2009. Mr. Rodriguez is the president of Marathon Advisors LLC, a professional services firm providing accounting and business development services to micro-cap and small-cap public companies.  Mr. Rodriguez began his career in 1993 in the Business Assurance practice of PricewaterhouseCoopers in Dallas, Texas.  Mr. Rodriguez has been a Certified Public Accountant in the State of Texas since May, 1995.  Mr. Rodriguez is a director of Radiant Oil & Gas, Inc.

George Jarkesy has served as a director of the Company since December 2007.  Mr. Jarkesy has served as the managing member of John Thomas Capital Management Group, LLC, which is the general partner for John Thomas Bridge and Opportunity Fund, L.P.  since June 2007.  Mr. Jarkesy previously served as the chief operating officer and president of SH Celera Capital Corporation, an internally managed fund from March 2007 until March 2008.  Mr. Jarkesy has founded and built companies engaged in financial consulting, real estate investments, real estate management, employee leasing, light steel manufacturing, livestock management, oil field services and biotechnology during the last ten years.  He is the vice president of the board of directors for the Society of St.  Vincent DePaul in the Galveston-Houston Archdiocese of the Catholic Church and is also on the board of the Jarkesy Foundation, Inc. Mr. Jarkesy is a director of Radiant Oil & Gas, Inc.

Amanda Cardinalli has served as a director of the Company since August 2007.  Ms. Cardinalli has served as president of Nevada Agency and Transfer Company, a company which provides trust, stock transfer and resident agent services to its corporate clients for over five years.

Family Relationships

Alexander H. Walker, III, and Amanda Cardinalli are brother and sister.

Independence of Directors & Board Committees

None of the Company’s directors are “independent directors” as that term is defined by the SEC or under independence standards used by any national securities exchange or an inter-dealer quotation system. The Board serves as the audit committee, and no committees have been formed by the Board of Directors.

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

During 2010 and as of the date of this Report, there were no material changes to the procedures by which security holders may recommend nominees to our Board of Directors.

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

During 2010, there were no material changes to the procedures by which security holders may recommend nominees to our Board of Directors.

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

Role of the Board in Risk Oversight

One of the Board’s key functions is informed oversight of the Company's risk management process. The Board administers this oversight function directly through the Board as a whole, although it is expected that any of the Board's standing committees will also address risks inherent in their respective areas of oversight. In particular, our Board is responsible for monitoring and assessing strategic risk exposure, including a determination of the nature and level of risk appropriate for the Company.

Limitation of Directors' Liability and Indemnification

As permitted by Nevada law, our Articles of Incorporation, as amended, provide that we will indemnify its directors and officers against expenses and liabilities as they are incurred to defend, settle, or satisfy any civil or criminal action brought against them on account of their being or having been Company directors or officers unless, in any such action, they are adjudged to have acted with gross negligence or willful misconduct.  Insofar as indemnification for liabilities arising under the Act may be permitted to directors, officers or persons controlling the Company pursuant to the foregoing provisions, the Company has been informed that, in the opinion of the Securities and Exchange Commission, such indemnification is against public policy as expressed in that Act and is, therefore, unenforceable.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s directors and executive officers, and persons who own beneficially more than ten percent of the common stock of the Company, to file reports of ownership and changes of ownership with the Securities and Exchange Commission. Based solely on the reports received by the Company and on written representations from certain reporting persons, the Company believes that the directors, executive officers, and greater than ten percent beneficial owners have complied with all applicable filing requirements, except for:  John Thomas Bridge & Opportunity Fund LP failed to timely file a Form 4 in February 2010, John Thomas Bridge & Opportunity Fund subsequently filed a Form 4 in June 2010; George Jarkesy failed to timely file a Form 4 in February 2010, Mr. Jarkesy subsequently filed a Form 4 in June 2010; John Thomas Bridge & Opportunity Fund LP failed to timely file a Form 4 in October 2010, John Thomas Bridge & Opportunity Fund subsequently filed a Form 4 in April 2011; George Jarkesy failed to timely file a Form 4 in October 2010, Mr. Jarkesy subsequently filed a Form 4 in April 2011; Brian Rodriguez failed to timely file a Form 4 in October 2010, Mr. Rodriguez subsequently filed a Form 4 in April 2011; John Thomas Bridge & Opportunity Fund LP failed to timely file a Form 4 in February 2011, John Thomas Bridge & Opportunity Fund subsequently filed a Form 4 in April 2011; George Jarkesy failed to timely file a Form 4 in February 2011, Mr. Jarkesy subsequently filed a Form 4 in April 2011.

Code of Ethics

The Company maintains a Code of Ethics that applies to all of its directors and officers.

ITEM 11. EXECUTIVE COMPENSATION

The following tables contain compensation data for our named executive officers as of the fiscal years ended December 31, 2010 and December 31, 2009.   None of the stock or stock option awards set forth in the summary compensation table below were granted under the Company’s 2008 Stock Option Plan.

Summary Compensation Table
Name and Principal Position	Year	Salary And Consulting Payments ($)	Bonus ($)	Stock Awards ($)	Stock Option Awards ($)	All Other Compensation ($)	Total ($)

Dan R. Baker (1)	2010	426,665	-	-	552,896(3)	0	979,561
President and CEO	2009	250,000	100,000	162,499 (2)	0	0	512,499

Brian E. Rodriguez (4)	2010	202,000(5)	0	-	138,224 (7)	0	340,224
CFO	2009	54,000	20,000	152,500 (6)	0	0	226,500
John Durbin (8)	2010	0	0	0	0	0	0
Former CFO	2009	157,967	0	37,167 (10)	377,031(9)	0	572,165

 ______________

(1)  Includes amounts accrued in 2009 that were subsequently paid in 2010.   As of December 31, 2009, Mr. Baker had accrued and unpaid salary of $83,341 and a $100,000 cash bonus, both of which were subsequently paid in the first quarter of 2010.  As of December 31, 2010, Mr. Baker had accrued and unpaid salary of $41,672, of which $41,667 was subsequently paid in 2011 as of the date of this Report.

(2)  In July 2009, Mr. Baker was awarded 135,416 shares of Common Stock as consideration for allowing payment of $162,499 compensation to be deferred.

(3)  In March 2010, Mr. Baker received an option to purchase 333,333 shares of Common Stock, vesting 100% on March 24, 2011, at an exercise price of $2.40 per share.

(4)   Mr. Rodriguez resigned as chief financial officer on January 15, 2009 and assumed the position of interim chief financial officer in October 2009.

(5)  Includes amounts accrued in 2009 that were subsequently paid in 2010.     As of December 31, 2009, Mr. Rodriguez had accrued and unpaid salary of $39,000, which was subsequently paid in 2010, and a $20,000 cash bonus, which remains unpaid as of the date of this Report.   As of December 31, 2010, Mr. Rodriguez had accrued and unpaid salary of $73,000, of which $40,000 was subsequently paid in 2011 as of the date of this Report.

(6)  In July 2009, Mr. Rodriguez was awarded 45,833 shares of Common Stock as consideration for allowing payment of $55,000 compensation to be deferred.    In November 2009, Mr. Rodriguez was awarded 62,500 shares of Common Stock as compensation for services.

(7)  In March 2010, Mr. Rodriguez received an option to purchase 83,333 shares of Common Stock, vesting 100% on March 24, 2011, at an exercise price of $2.40 per share.

 (8)  Mr. Durbin served as Chief Financial Officer from January 2009 through September, 2009.

(9)   Mr. Durbin received an option to purchase 166,667 shares of Common Stock, vesting 33,333 shares each quarter-end beginning March 31, 2009, at an exercise price of $0.01 per share.   Mr. Durbin vested in 100,000 shares prior to his resignation on September 30, 2009.   The remaining 66,667 shares were forfeited.

(10)  In July 2009, Mr. Durbin was awarded 30,972 shares of Common Stock as consideration for allowing payment of $37,167 compensation to be deferred.

Grants of Options and Stock Awards in 2010

Name	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Shares (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards
		Threshold ($)	Target ($)	Maximum ($)	Threshold ($)	Target ($)	Maximum ($)
Dan R. Baker, President & CEO	3/26/10	-	-	-	-	-	-	-	333,333	$2.40	$552,896
Brian E. Rodriguez, CFO	3/26/10	-	-	-	-	-	-	-	83,333	$2.40	$138,224

No stock options under the Company’s 2008 Stock Option Plan were granted in 2010 to any of the individuals named in the summary compensation table above.

Outstanding Equity Awards at Fiscal Year-End

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
Dan R. Baker	70,833	333,333	$2.40 - $5.40	5 years after vesting
Brian E. Rodriguez	70,833	83,333	$2.40 - $5.40	5 years after vesting

No other options or stock awards were issued to our employees, officers or directors in 2009 or 2010.

Employment and Consulting Agreements

The Company does not have any employee agreements with any executives or board members as of the date of this Report.

Director Compensation

The following table presents summary information for the year ended December 31, 2010 regarding the compensation of the members of our board of directors.

Name	Fees Earned or Paid in Cash ($)	Options Awards ($)	Total ($)
Dan R. Baker	-0-	-0-	-0-
Alexander H. Walker, III	195,667(1)	603,843(2)	799,510
Brian E. Rodriguez	-0-	-0-	-0-
George R. Jarkesy, Jr.	-0-	138,224	138,224
Amanda Cardinalli	-0-	138,224	138,224

(1)

Includes amounts accrued in 2009 that were subsequently paid in 2010.   As of December 31, 2009, Mr. Walker had accrued and unpaid salary of $208,330 and a $20,000 cash bonus.   Subsequent to December 31, 2009, $195,667 of the accrued salary was been paid during 2010.   The $20,000 cash bonus remains unpaid as of the date of this Report.  As of December 31, 2010, Mr. Walker had accrued and unpaid salary of $241,827 and the aforementioned $20,000 cash bonus.  Subsequent to December 31, 2010, $41,667 of the accrued salary has been paid as of the date of this Report.

(2)

In March 2010, per a prior employment agreement which expired in December 2010, Mr. Walker received an option to purchase 250,001 common shares, vested 100% immediately upon issuance, at an exercise price of $2.40.

No options were exercised during the fiscal year ended December 31, 2010.

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

Name of Beneficial Owner	Number of Shares Of Common Stock Beneficially Owned	Percentage
Beneficial Owners of more than 5%:
Estate of Alexander H. Walker, Jr.(1) 50 West Liberty, Suite 880 Reno, Nevada 89501	2,501,297	5.6%
John Thomas Financial, Inc.(2) 14 Wall Street, 5th Floor New York, New York 10005	1,798,710	4.0%
John Thomas Bridge & Opportunity Fund, LP(3) 3 Riverway, Suite1800 Houston, Texas 77056	6,942,228	15.3%
Denly Utah Coal, LLC(4) 13809 Research Blvd., Suite 810 Austin, Texas 78750	10,912,493	24.0%
D. Mark von Waaden(4) 13809 Research Blvd., Suite 810 Austin, Texas 78750	10,912,493	24.0%
Matthew D. von Waaden(4) 13809 Research Blvd., Suite 810 Austin, Texas 78750	10,912,493	24.0%
Dennis C. von Waaden(4) 13809 Research Blvd., Suite 810 Austin, Texas 78750	10,912,493	24.0%
Sally A. von Waaden(4) 13809 Research Blvd., Suite 810 Austin, Texas 78750	10,912,493	24.0%
Named Executive Officers and Directors:
George R. Jarkesy, Jr.(5) 3 Riverway, Suite 1800 Houston, Texas77056	8,729,731	19.2%
Alexander H. Walker III(6) 57 West 200 South, Suite 400 Salt Lake City, Utah 84101	1,282,907	2.8%
Amanda Cardinalli (7) 50 West Liberty, Suite 880 Reno, Nevada 89501	714,270	1.6%
Dan R. Baker(8)	582,639	1.3%
Brian Rodriguez (9)	306,667	0.7%
All directors & executive officers as a group (5 persons)	8,491,214	25.3%

___________________________

(1)

Alexander H. Walker, Jr. died on August 3, 2008, and the shares of Common Stock are owned by his estate. It is the Company's understanding that Alexander H. Walker, III, is the executor of the estate of Alexander H. Walker, Jr. Therefore, it is possible that Alexander H. Walker, III, will have voting control of such shares, though ownership of such shares shall pass pursuant to the directives of Alexander H. Walker, Jr., which directives have not yet been adjudicated. The Company understands that up to 750,000 of such shares secure obligations of Hidden Splendor. In addition, 416,667 of such shares are subject to an option granted to ATB Holding Company, LLC. Because Mr. Walker's estate has not been settled, any shares owned by him have not been distributed to Mr. Walker's heirs, and this table does not reflect that either Mr. Walker, Ms. Cardinalli, or Ms. Kent are deemed beneficial owners of any of these shares of Common Stock.

(2)

Of the shares reported as beneficially owned by John Thomas Financial, 548,708 shares are issuable upon a currently exercisable warrant owned by John Thomas Financial and certain of its affiliates expiring in October 2016 with an exercise price of $1.20 per share and 416,667 subject to an option granted to ATB Holding Company, LLC. Thomas Belesis is the President and sole shareholder of John Thomas Financial and the Managing Member of ATB Holding Company, LLC.

(3)

JTBOF is a limited partnership, and the John Thomas Capital Management Group, LLC ("JTCMG") is the general partner of the JTBOF. George R. Jarkesy, Jr., is the Managing Member of JTCMG.

(4)

The shares reported are owned directly by Denly Utah Coal, LLC, a Texas limited liability company (the "Denly"). The two members of Denly are Denly ACI Partners, Ltd., a Texas limited partnership, which holds a 66 2/3% membership interest in the Denly, and The von Waaden 2004 Revocable Trust, which owns a 33 1/3% membership interest in the Company. The general partner of Denly ACI Partners, Ltd. is Denly ACI Mgt., LLC, which is owned by Dennis C. von Waaden and Sally A. von Waaden. The co-trustees and co-beneficiaries of The von Waaden 2004 Revocable Trust are Dennis C. von Waaden and Sally A. von Waaden. Additionally, Dennis C. von Waaden, Sally A. von Waaden, D. Mark von Waaden and Matthew D. von Waaden are each an officer of and member of the board of managers of Denly. Each of these persons may have a pecuniary interest in only a portion of such securities and disclaims beneficial ownership except to the extent thereof.

(5)

The shares reported as beneficially owned by George R. Jarkesy, Jr., consist of (i) 386,113 shares registered in Mr. Jarkesy's  name, (ii) 5,556 shares held by the Jarkesy Foundation, an affiliate of Mr. Jarkesy, (iii) 3,767,228 shares of Common Stock registered in the name of John Thomas Bridge & Opportunity Fund, LP (“JTBOF”), (iv) 125,000 shares registered in the name of Marathon Advisors, LLC, an affiliate of Mr. Jarkesy, (v) 70,833 shares underlying currently exercisable options, and (vi) 1,375,001 registered in the name of John Thomas Bridge & Opportunity Fund II, L.P. ("JTBOF II"), JTBOF and JTBOF II are limited partnerships, and John Thomas Capital Management Group, LLC (“JTCMG”) is the general partner of JTBOF and JTBOF II. George R. Jarkesy, Jr., is the Managing Member of JTCMG.

(6)

The shares reported as beneficially owned by Alexander H. Walker III consist of (i) 873,945 shares registered in the name of Mr. Walker, (ii) 5,000 shares registered in the name of Arlington Ventures, an affiliate of Mr. Walker, (iii) 399,962 shares underlying currently exercisable options, and (iv) 4,000 shares purchased by Mr. Walker in the open market.

(7)

The shares reported as beneficially owned by Amanda Cardinalli are registered in the name of The Nevada Agency and Transfer Company, our transfer agent and registrar, an entity of which Ms Cardinalli is the President.

(8)

The shares reported as beneficially owned by Dan R. Baker consist of (i) 511,806 shares registered in the name of Mr. Baker and (ii) 70,833 shares underlying currently exercisable options.

(9)

The shares reported as beneficially owned by Brian Rodriguez consist of (i) 108,334 shares registered in Mr. Rodriguez’s name, (ii) 125,000 shares registered in the name of Marathon Advisors, LLC, an entity of which Mr. Rodriguez is the Managing Member, (iii) 70,833 shares underlying currently exercisable options, and (iv) 2,500 shares purchased by Mr. Rodriguez in the open market.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

George Jarkesy and his affiliates

During 2010, John Thomas Bridge & Opportunity Fund, L.P. and its affiliate John Thomas Bridge & Opportunity Fund II, L.P. advanced the Company on an unsecured basis an aggregate principal amount of $1,681,770, bearing interest at the rate of 10% per annum and maturing on various dates in 2010 and 2011.  In connection with these loans, the Company issued to the John Thomas Bridge & Opportunity Fund, L.P. and its affiliate John Thomas Bridge & Opportunity Fund II, L.P. an aggregate of 1,401,475 shares of Common Stock.

During 2011 through the date hereof, John Thomas Bridge & Opportunity Fund, L.P. and its affiliate John Thomas Bridge & Opportunity Fund II, L.P. advanced the Company on an unsecured basis an aggregate principal amount of $135,000, bearing interest at the rate of 10% per annum and maturing on various dates in 2011.  In connection with these loans, the Company issued to the John Thomas Bridge & Opportunity Fund, L.P. and its affiliate John Thomas Bridge & Opportunity Fund II, L.P. an aggregate of 112,500 shares of Common Stock.

On March 31, 2011, John Thomas Bridge & Opportunity Fund, L.P. and its affiliate John Thomas Bridge & Opportunity Fund II, L.P. collectively settled an aggregate of $3 million of debt in exchange for 3 million shares of the Company’s Common Stock.  The remaining aggregate $789,427 debt was restructured to have an 8% interest rate and a maturity date of June 1, 2014.

Alexander H. Walker, III

During 2009 and 2010, Mr. Walker subleased office space of less than 1,000 square feet to the Company in Salt Lake City, Utah for its corporate offices at a rate of $2,700 per month, an amount the Company believes is consistent with market rates.  The Company ceased leasing the Salt Lake City office space in December 2010.  All the lease amounts were accrued and unpaid as of December 30, 2010, and as of the date hereof.

In April 2010, Mr. Walker paid off a $34,500 bank line of credit on behalf of the Company with personal funds. As a result, America West has a loan due to Mr. Walker of $34,611 that is unsecured, bears interest at 10% per annum and is due on demand. In January 2011, the Company issued 28,842 shares of Common Stock to Mr. Walker as partial consideration for the loan.

Amanda Cardinalli

Ms. Cardinalli is President of Nevada Agency and Transfer Company (“NATCO”), the Company’s transfer agent. We believe that the fees charged the Company for transfer agent services reflect market rates.

John Thomas Financial, Inc.

John Thomas Financial provided investment banking services to the Company during 2010 and through the date hereof. During the fourth quarter of 2010 and during 2011 through the date of this Report, the Company paid John Thomas Financial cash sales commissions of $783,957.   In January 2011, the Company issued to John Thomas Financial and certain affiliates of John Thomas Financial a 5-year warrant to purchase 548,708 shares of the Company’s Common Stock at a price of $1.20 per share.

John Thomas Financial introduced a potential customer to the Company in February 2011. In the event that this customer provides an initial deposit to the Company pursuant to any coal purchase contract, the Company has agreed to pay John Thomas Financial 13% of such initial deposit as a finder’s fee. Additionally, the Company has agreed to pay John Thomas Financial 2% of any revenues generated by the Company from this customer during the term of the customer’s coal purchase contract.

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

Arlington Ventures, LLC

Arlington Ventures, LLC (“Arlington Ventures”) owns an office building in Price, Utah, and leases that building to the Company.  Arlington Ventures is owned by Alexander H. Walker, III, Amanda Cardinalli, and their sister, Timotha Kent.  During 2010, Arlington Ventures leased the Price building to the Company at a rate of $7,500 per month; an amount the Company believes is consistent with market lease rates.  In addition, the Company leases certain water rights owned by Arlington Ventures at a rate of $1,000 per month in order to allow Hidden Splendor to utilize water in its mining operations.  As of December 31, 2010 and as of the date hereof, all amounts had been accrued and unpaid.

Denly Utah Coal LLC & its affiliates

During 2010, Denly advanced the Company on an unsecured basis an aggregate principal amount of $2,535,000, bearing interest at the rate of 10% per annum and maturing in various dates during 2010 and 2011. In connection with these loans, the Company issued Denly an aggregate of 4,124,240 shares of Common Stock as additional consideration.

During 2011 through the date hereof, Denly advanced the Company on an unsecured basis an aggregate principal amount of $575,000, bearing interest at the rate of 10% per annum and maturing in various dates during 2011.    In connection with these loans, the Company issued Denly an aggregate of 479,167 shares of Common Stock as additional consideration for the loans.

In addition to the aforementioned 2011 loans, Denly advanced the Company a total of $2 million during February 2011.  The loan was due on March 15, 2011.  On March 31, 2011, Denly settled the $2 million loan and $34,822 accrued interest in exchange for 2,034,822 million shares of the Company’s Common Stock.

On March 31, 2011, Denly restructured $10,765,839 debt to have an 8% interest rate and a maturity date of June 1, 2014.

Alexander and Cecil Walker Family Trust

In January 2008, the Company entered into a purchase agreement with Alexander H. Walker, Jr. and Cecil Ann Walker (“the Walkers”), whereby the Walkers agreed to transfer the interest in 5 patented and 47 unpatented mining claims located in Lyon County, Nevada, known as the “Como Property,” by the Walkers to the Company’s Hidden Splendor subsidiary.   In December 2010, the Company issued 166,667 shares of Common Stock to the Walkers as consideration for the Como property.

Wild West Trucking

During 2009 and 2010, the Company has engaged Wild West Trucking, a trucking company owned by its CEO Dan Baker, to haul coal from the Horizon Mine to the loadout facility.    Wild West Trucking was previously named D&D Trucking.   During 2009 and 2010, the Company incurred trucking expenses from Wild West and D&D Trucking totaling of $157,463 and $1,276,459 respectively.   Wild West Trucking and D&D Trucking charged the Company fees which were below market rates.    In December 2010, the Company agreed to serve as guarantor on $250,000 of debt payments owed by Wild West Trucking to its secured creditor Zions Bank.

 Obligations Secured by Shareholders

Federal Lease Performance Bond.   Under federal law, Hidden Splendor is required to maintain a performance bond in an amount determined by the BLM sufficient to secure Hidden Splendor’s performance under its federal coal lease.  The BLM has set Hidden Splendor’s bond amount in this regard at $136,000 and Hidden Splendor has made arrangements with a bonding company to post a bond sufficient to meet the BLM requirement.  Alexander H. Walker III has pledged personal assets as security for the bond posted by Hidden Splendor’s bonding agent.  In March 2010, the Company issued 14,167 common shares to Mr. Walker as compensation for pledging personal assets as security for the bond.

Reclamation Obligation.   Under Utah law, Hidden Splendor is required to post cash or assets with a value sufficient to cover its reclamation obligation as determined by the Utah Department of Natural Resources, Division of Oil, Gas and Mining.  Hidden Splendor’s reclamation obligation is estimated on an annual basis.  Its current obligation is for $387,000.  Prior to their deaths, Alexander H. Walker, Jr. and Cecil Ann Walker executed a deed of trust on certain real property they owned in favor of the State of Utah in order to secure Hidden Splendor’s reclamation obligation.   In March 2010 the Company issued 40,333 common shares to the estate of Mr. and Mrs. Walker as compensation for providing assets as security for the bond.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Professional services were rendered by MaloneBailey, LLP for the fiscal years ended December 31, 2010 and 2009. The aggregate fees for each of those years were as follows:

Description	2010	2009

Audit fee	$160,181	$171,847

Audit-related fees	$--	$--

Tax fees	$--	$--

All other fees	$--	$--

Audit fees for the fiscal years ended December 31, 2010, and 2009 represent the aggregate fees billed for professional services rendered for the audit of our annual financial statements and review of financial statements included in our quarterly reports on Form 10-Q or services that are normally provided in connection with statutory and regulatory filings or engagements for those fiscal years.

Audit Committee Pre-Approval Policies and Procedures

The Board of Directors serves as the Audit Committee of the Company. The Board of Directors on an annual basis reviews audit and non-audit services performed by the independent auditor. All audit and non-audit services are pre-approved by the Board of Directors, which considers, among other things, the possible effect of the performance of such services on the auditors’ independence. The Board of Directors has considered the role MaloneBailey in providing services to us for the fiscal years ended December 31, 2010 and 2009 and has concluded that such services are compatible with MaloneBailey’s independence as the Company’s auditors.

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

AMERICA WEST RESOURCES, INC.

Date: April 15, 2010	By:	/s/ Dan R. Baker
Dan R. Baker, Chief Executive Officer

Date: April 15, 2011	By:	/s/ Brian E. Rodriguez
Brian E. Rodriguez, Chief Financial Officer and Principal Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: April 15, 2011	By:	/s/ Dan R. Baker
Dan R. Baker, Director

Date: April 15, 2011	By:	/s/ Brian E. Rodriguez
Brian E. Rodriguez, Director

Date: April 15, 2011	By:	/s/ Alexander H. Walker III
Alexander H. Walker III, Director

Date: April 15, 2011	By:	/s/ George R. Jarkesy, Jr.
George Jarkesy, Director

Date: April 15, 2011	By:	/s/ Amanda Cardinalli
Amanda Cardinalli, Director