Form 10-Q
period 2011-03-31
AMERICA WEST RESOURCES, INC.
filed 2011-05-13
CIK 867687

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

 X .. QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2011

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

The number of shares of common stock issued and outstanding as of May 13, 2011, is 44,780,675.

America West Resources, Inc.

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

America West Resources, Inc. and Subsidiary

America West Resources, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
	2011	2010
Assets
Current assets:
Cash and cash equivalents	$280,549	$65,003
Restricted cash	4,010	4,010
Accounts receivable	589,589	466,871
Accounts receivable - related party	84,416	-
Inventory	236,763	136,037
Deferred financing costs	1,122,635	543,291
Prepaid expenses	150,126	115,115
Total current assets	2,468,088	1,330,327
Deposits	305,137	804,148
Property and equipment:
Property and equipment	13,279,259	11,150,980
Land and mineral properties	21,963,997	19,627,847
Less: accumulated depreciation and depletion	(9,867,785)	(9,439,156)
Net property and equipment	25,375,471	21,339,671
Total assets	$28,148,696	$23,474,146

Liabilities and Stockholders’ Deficit
Current liabilities:
Bank overdraft	$-	$180,733
Accounts payable	3,262,924	3,077,428
Accounts payable - related party	305,071	521,506
Accrued expenses	3,132,228	4,567,572
Deferred revenue	500,000	500,000
Short-term debt – related party, net of unamortized discounts of $2,441 and $58,897	58,665	3,120,599
Current maturities of long-term debt, net of unamortized discount of $1,743,253 and $2,197,251	9,567,538	17,772,358
Current maturities of convertible debt-related party, net of unamortized discount of $30,381 and $0	70,888	-
Current maturities of convertible debt, net of unamortized discount of $414,316 and $0	966,737	-
Capital lease obligation	127,139
Derivative liabilities	1,164,327	1,594,370
Total current liabilities	19,155,517	31,334,566
Long-term debt	693,662	1,114,450
Convertible debt-related party, net of unamortized discount of $206,447 and $0	481,711	-
Convertible debt net of unamortized discount of $2,815,436 and $0	6,569,350	-
Asset retirement obligation	134,969	134,969
Total liabilities	27,035,209	32,583,985
Stockholders’ deficit:
Preferred stock, $0.0001 par value; 2,500,000 shares authorized;
none issued and outstanding	-	-
Common stock, $0.0001 par value; 300,000,000 shares authorized;
43,015,675 and 33,459,440 shares issued and outstanding,
respectively	4,302	3,346
Additional paid-in capital	46,746,000	29,994,056
Accumulated deficit	(45,636,815)	(39,107,241)
Total stockholders’ deficit	1,113,487	(9,109,839)
Total liabilities and stockholders’ deficit	$28,148,696	$23,474,146

The accompanying notes are an integral part of these unaudited consolidated financial statements.

America West Resources, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

		Three Months Ended March 31
		2011	2010

Coal sales	$	$ 3,463,239	$1,083,104
Machine repair services		22,705	17,817
Total revenue		3,485,944	1,100,921

Cost of revenue:
Coal production costs		2,423,174	1,271,348
Depreciation, depletion and accretion		428,629	1,040,136
Coal purchases		-	15,033
Machine repair costs		2,599	112,650
Total cost of revenue		2,854,402	2,439,167

Gross profit (loss)		631,542	(1,338,246)

Operating expenses:
General and administrative		2,057,702	1,883,249

Loss from operations		(1,426,160)	(3,221,495)

Other income (expenses):
Gain on derivative liabilities		430,043	-
Interest income		1	54
Interest expense		(4,967,101)	(1,562,629)
Loss on extinguishment of debt and liabilities		(566,357)	(181,988)
Total other expenses		(5,103,414)	(1,744,563)

Net loss		$(6,529,574)	$(4,966,058)

Basic and Diluted Net Loss Per Share		$(0.19)	$(0.23)
Weighted Average Shares Outstanding
Basic and Diluted		34,646,063	21,801,246

The accompanying notes are an integral part of these unaudited consolidated financial statements.

America West Resources, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2011	2010
Cash Flows from Operating Activities:
Net loss	$(6,529,574)	$(4,966,058)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and depletion	428,629	1,028,136
Amortization of debt discounts	3,494,700	999,115
Amortization of deferred financing costs	846,985	-
Accretion of asset retirement obligation	-	12,000
Common stock issued for services	77,821	332,010
Warrant expense	130,000	614,096
Option expense	270,087	106,184
Loss on debt extinguishment	566,357	-
Loss on write-off of property and equipment	-	50,094
Loss (gain) on derivative liabilities	(430,043)	181,988
Changes in current assets and liabilities:
Accounts receivable	(122,718)	797,348
Accounts receivable-related party	(84,416)	-
Inventory	(100,726)	15,033
Prepaid expenses	(35,011)	40,260
Accounts payable	185,496	(56,756)
Accounts payable-related party	(216,435)	20,500
Deferred revenue	-	500,000
Accrued liabilities	768,386	388,943
Net cash provided by (used in) operating activities	(750,462)	62,893
Cash Flows from Investing Activities:
Purchase of property and equipment	(1,947,977)	(37,695)
Capital expenditures for land and mineral properties	(2,336,150)	(987,209)
Restricted cash	-	150,902
Deposits	499,011	(45,000)
Net cash used in investing activities	(3,785,116)	(919,002)
Cash Flows from Financing Activities:
Proceeds from issuance of common stock, net of issuance costs	2,799,967	-
Proceeds from exercise of warrants	42	-
Replenish bank overdraft	(180,733)	(581,539)
Payment for debt financing costs	(44,850)	-
Proceeds from related party debt	184,380	50,000
Proceeds from debt	1,000,000	1,605,000
Proceeds from convertible debt	2,000,000	-
Payments on debt	(954,519)	(259,035)
Payments made on capital lease obligations	(53,163)	-
Net cash provided by financing activities	4,751,124	814,426
Net increase (decrease) in cash and cash equivalents	215,546	(41,683)
Cash and cash equivalents at beginning of period	65,003	44,660
Cash and Cash Equivalents at End of Period	$280,549	$2,977
Supplemental cash flow information
Cash paid for interest	$106,420	$124,390
Cash paid for income taxes	-	-
Noncash Investing and Financing Activities
Equipment acquired through capital lease	$180,302	$-
Debt and interest converted to common shares	5,034,822	-
Accrued interest converted to convertible debt	2,127,408	-
Debt discount due to beneficial conversion feature	5,966,580	-
Debt discount due to common stock issued with debt	609,602	999,115
Warrants issued for debt issuance costs	1,123,979	-
Debt financing costs accrued	257,500
Common shares issued for liabilities	299,000
Warrant reclassed to derivative liability	-	662,835

The accompanying notes are an integral part of these unaudited consolidated financial statements.

America West Resources, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 –BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements as of March 31, 2011, have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the 2010’s Annual Report filed with the SEC on Form 10-K on April 15, 2011. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the consolidated financial statements which would substantially duplicate the disclosure contained in the audited consolidated financial statements for fiscal 2010 as reported in the Form 10-K on April 15, 2011 have been omitted.

Principles of Consolidation

The unaudited consolidated financial statements include the financial information of America West Resources, Inc., and its wholly owned subsidiaries, Hidden Splendor Resources, Inc. (“Hidden Splendor”), America West Services, Inc. and America West Marketing, Inc. (collectively “America West”).  All significant inter-company accounts and transactions have been eliminated.

Reclassifications

Certain amounts for 2010 have been reclassified to conform to the 2011 presentation.

Recently Issued Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (FASB) or other standard setting bodies that are adopted by the Company as of the specified effective date. Unless otherwise discussed, America West believes that the impact of recently issued accounting pronouncements that are not yet effective will not have a material impact on our financial position or results of operations upon adoption.

NOTE 2 – GOING CONCERN

As shown in the accompanying consolidated financial statements, America West had a working capital deficit of $16,687,429 and an accumulated deficit of $45,636,815 as of March 31, 2011. These conditions raise substantial doubt as to America West’s ability to continue as a going concern. Management is attempting to raise additional capital through sales of stock and enhance the operations of Hidden Splendor to achieve cash-positive operations. The unaudited consolidated financial statements do not include any adjustments that might be necessary if America West is unable to continue as a going concern.

NOTE 3 – DEBT

During the three months ended March 31, 2011 America West borrowed an aggregate of $1,000,000 from third parties.  The notes bear interest at 10% per annum and mature between March 15, 2011 and January 9, 2012.  A total of 716,666 common shares were issued in connection with the debt.  The relative fair value of these shares was $522,174 and was recorded as a debt discount.  The debt discount is amortized and recorded as interest expense over the term of the debt using the effective interest method.  Amortization for the three months ended March 31, 2011 was $311,398 while $59,789 was recorded as a loss on the extinguishment of debt due to the modification of various loans on March 31, 2011 as discussed below.  The unamortized discount on these notes was $150,987 as of March 31, 2011.

On February 11, 2011 America West borrowed $2,000,000 through the issuance of  a convertible promissory note.  The note bears interest at 10% per annum and matured on March 15, 2011.  At any time subsequent to fulfilling certain conditions, the creditor has the option to convert all or any portion of the unpaid balance of the note into shares of common stock at a conversion price equal to $1.00 per share. America West evaluated the terms of the note under FASB ASC 815-15 and determined that the note did not require derivative treatment. America West then evaluated the note under FASB ASC 470-20 and determined that the note contained a beneficial conversion feature. The intrinsic value of the beneficial conversion feature was determined to be $1,000,000 and was recorded as a discount on the debt. The discount was fully amortized to interest expense during the three months ended March 31, 2011 due to the entire note and related interest of $34,822 being converted into 2,000,000 common shares on March 31, 2011.

America West incurred cash commissions associated with these notes of $302,350 which were recorded as deferred financing costs. During the three months ended March 31, 2011, $263,989 of these new costs and $149,111 of financing costs from 2010 were amortized to interest expense. The total unamortized cash deferred financing costs were $432,541 as of March 31, 2011.

Through multiple amendments between February 11, 2011 and March 31, 2011, all debt and interest owed to a third party was modified and consolidated into one convertible loan with a principal amount of $10,765,839.  This loan includes $9,125,088 of principal and $1,640,751 of accrued interest converted to principal.  The modified note bears interest at the rate of 8% per annum and matures on June 1, 2014. The modified note requires monthly principal and interest payments of $221,259 beginning on July 1, 2011 with a final payment upon maturity of the unpaid principal and interest.   The note is secured by essentially all of the assets of America West, subject to the Hidden Splendor bankruptcy security requirements.  As part of the loan agreement, the Company must comply with certain covenants which, among other matters, include restrictions in the amounts of capital stock and stock options that can be issued for each of the years 2011, 2012 and 2013.  America West is also not allowed to incur or assume any debt or contingent liabilities not provided for in the loan agreement.

America West evaluated the modification under FASB ASC 470-50 and determined that the modification was substantial due to a substantive conversion option being added and the revised terms constituted a debt extinguishment.  At any time prior to the full payment of the note, the creditor has the option to convert all or any portion of the unpaid balance of the note into shares of common stock. The first 50% of the debt is convertible at $1.00 per share, the next 25% is convertible at $1.25 per share and the last 25% is convertible at $1.50 per share. If the entire principal balance was converted, 9,330,394 shares of America West’s common stock would be issued.  America West evaluated the terms of the modified note under FASB ASC 815-15 and determined that the note did not require derivative treatment. America West then evaluated the note under FASB ASC 470-20 and determined that the note contained a beneficial conversion feature. The intrinsic value of the beneficial conversion feature was determined to be $3,229,752 and was recorded as a discount. The discount will be amortized and recorded as interest expense over the term of the debt using the effective interest method.  No amortization expense was required to be recorded for the three months ended March 31, 2011.

In connection with this loan modification, the vesting of certain common stock warrants previously issued to this note holder was accelerated. A total of 250,000 common stock warrants that originally vested monthly through May 2011 were modified whereby they vested in full on February 11, 2011. The total fair value associated with these warrants of $390,000 was included in the loss on extinguishment of debt. The total loss on extinguishment of debt associated with this loan modification during the three months ended March 31, 2011 was $449,789 consisting of the expense related to these modified warrants and the unamortized discounts on the extinguished debt.

A summary of the third party debt and convertible debt activity for the three months ended March 31, 2011 is as follows:

Balance, net at December 31, 2010	$18,886,808
Borrowings	3,000,000
Principal payments	(954,519)
Interest converted to principal	1,640,751
Converted to common stock	(2,000,000)
Discounts	(4,751,926)
Discounts amortized and extinguished	1,976,173
Balance, net at March 31, 2011	17,797,287
Less: current maturities, net	(10,534,275)
Long term, net debt at March 31, 2011	$7,263,012

NOTE 4 – RELATED PARTY TRANSACTIONS

Debt Owed to Related Parties

During the three months ended March 31, 2011, America West borrowed an aggregate of $184,380 from an entity controlled by a Director of America West. The notes bear interest at 10% per annum and mature between January 20, 2011 and July 31, 2011. A total of 117,079 common shares were issued in connection with the debt.  The relative fair value of these shares was $87,428 and was recorded as a debt discount.  The debt discount will be amortized and recorded as interest expense over the term of the debt using the effective interest method.  Amortization for the three months ended March 31, 2011 was $19,419 while $65,568 was recorded as a loss on the extinguishment of debt due to the modification of various loans on March 31, 2011 as discussed below.  The unamortized discount on these notes was $2,441 as of March 31, 2011.

Through multiple amendments between February 11, 2011 and March 31, 2011, all debt and interest owed to an entity controlled by a Director of America West was modified and consolidated into two convertible loans amounting to $2,215,118 and $1,574,309.  The new loans include $3,302,770 of principal and $486,657 of accrued interest converted to principal.  The modified notes bear interest at the rate of 8% per annum and mature on June 1, 2014. The modified note requires monthly principal and interest payments of $8,531 and $7,693 beginning on July 1, 2011 with a final payment upon maturity of the unpaid principal and interest.  The note is secured by essentially all of the assets of America West, subject to the Hidden Splendor bankruptcy security requirements.  As part of the loan agreement, the Company must comply with certain covenants which, among other matters, include restrictions in the amounts of capital stock and stock options that can be issued for each of the years 2011, 2012 and 2013.  America West is also not allowed to incur or assume any debt or contingent liabilities not provided for in the loan agreement.

America West evaluated the modification under FASB ASC 470-50 and determined that the modification was substantial due to a substantive conversion option being added and the revised terms constituted a debt extinguishment.  At any time prior to the full payment of the notes, the creditors have the option to convert all or any portion of the unpaid balance of the notes into shares of common stock. The first $3,000,000 of the debt is convertible at $1.00 per share. After the first $3,000,000, 50% of the remaining debt is convertible at $1.00 per share, the next 25% is convertible at $1.25 per share and the last 25% is convertible at $1.50 per share. If the entire principal balance was converted, 3,684,170 shares of America West’s common stock would be issued. America West evaluated the terms of the modified note under FASB ASC 815-15 and determined that the note did not require derivative treatment. America West then evaluated the note under FASB ASC 470-20 and determined that the note contained a beneficial conversion feature. The intrinsic value of the beneficial conversion feature was determined to be $1,736,828 and was recorded as a discount. The discount is amortized and recorded as interest expense over the term of the debt using the effective interest method.  On March 31, 2011 $3,000,000 of the modified notes was converted into 3,000,000 common shares. The related discount   of $1,500,000 was fully amortized to interest expense during the three months ended March 31, 2011. The unamortized discount on the modified notes as of March 31, 2011 totaled $236,828. The total loss on extinguishment of debt for the three months ended March 31, 2011 associated with this modification was $65,568 consisting of the unamortized discounts on the extinguished debt.

A summary of the related party debt and related party convertible debt activity for the three months ended March 31, 2011 is as follows:

Balance, net at December 31, 2010	$3,120,599
Borrowings	184,380
Principal payments	-
Interest converted to principal	486,657
Converted to common stock	(3,000,000)
Discounts	(1,824,256)
Discounts amortized and extinguished	1,643,884
Balance, net at March 31, 2011	$611,264
Less: current maturities, net	(129,553)
Long term, net debt at March 31, 2011	$481,711

Other Related Party Transactions

America West leases office space from an entity owned by certain stockholders of America West. In addition, Hidden Splendor leases certain water rights from the entity. As of March 31, 2011 and December 31, 2010, the total accrued liability for these items was $269,100 and $243,600, respectively.

America West receives transfer agent services from an entity controlled by a director of America West. The payable to this entity totaled $35,971 as of March 31, 2011 and December 31, 2010.

Hidden Splendor ships a portion of its coal utilizing a trucking company owned by America West's Chief Executive Officer. For the three months ended March 31, 2011 and 2010, Hidden Splendor incurred trucking fees amounting to $520,979 and $157,000, respectively which is included in coal production costs in the consolidated statements of operations. As of March 31, 2011, America West had overpaid its payable to this company resulting in a receivable owed to America West of $84,416 as of March 31, 2011. The amount payable to this trucking company as of December 31, 2010 totaled $241,935.

NOTE 5 – CAPITAL LEASE OBLIGATION

During February 2011, America West entered into a capital lease for the acquisition of equipment for $180,302. The lease requires 8 monthly payments of $18,163 through October 2011. The lease contains a bargain purchase option whereby the Company may purchase the equipment for $1 at the end of the lease term. The unpaid balance on the lease as of March 31, 2011 was $127,139.

NOTE 6 – STOCKHOLDERS’ EQUITY

Common Stock

During the three months ended March 31, 2011, America West issued 200,000 common shares to repay an accrued liability of $299,000. The fair value of the shares was determined to be $350,000 resulting in a loss on the extinguishment of liabilities of $51,000.

During the three months ended March 31, 2011, America West issued 173,500 common shares for services rendered valued at $77,821.

During the three months ended March 31, 2011, America West issued 3,310,000 common shares for $2,799,967 cash, net of $510,033 of issuance costs.

During the three months ended March 31, 2011, America West issued 833,745 common shares with debt. The relative fair value of the shares was determined to be $609,602 and was recorded as a discount on the debt. See Notes 3 and 4 for details.

During the three months ended March 31, 2011, America West issued 5,034,822 common shares for the conversion of $5,000,000 of principal and $34,822 of accrued interest. See Notes 3 and 4 for details.

During the three months ended March 31, 2011, America West issued 4,167 common shares for the exercise warrants and received cash of $42.

Options

A summary of option transactions for the three months ended March 31, 2011 is as follows:

	Options	Wtd. Avg Exercise Price
Outstanding at December 31, 2010	1,250,625	$2.93
Granted	-	-
Exercised	-	-
Forfeited	-	-
Expired	-	-
Outstanding at March 31, 2011	1,250,625	$2.93
Exercisable at March 31, 2011	1,250,625	$2.93

During the three months ended March 31, 2011, the remaining fair value of the outstanding options of $270,087 was expensed.

At March 31, 2011, the range of exercise prices and the weighted average remaining contractual life of the options outstanding were $0.12 to $5.40 and 2.72 years, respectively. The intrinsic value of the exercisable options outstanding at March 31, 2011 was $170,750.

Warrants

On January 21, 2011, America West granted an entity controlled by a Director of America West warrants to purchase 548,708 common shares at an exercise price of $1.20.  The warrants vest immediately and have a term of 5 years.  The fair value of the warrants was determined to be $1,123,979 using the Black Scholes stock option valuation model.  The significant assumptions used in the valuation were: the exercise price noted above, the market value of America West’s common stock on January 21, 2011, $2.05, expected volatility of 291.71%, risk free interest rate of 3.4% and an expected term of 5 years.  The warrants were issued as a commission for various debt raises and the fair value of the warrants was recorded as deferred financing costs. During the three months ended March 31, 2011, $433,885 of these costs was amortized to interest expense. The unamortized deferred financing costs associated with these warrants totaled $690,094 as of March 31, 2011.

In addition, the remaining fair value of warrants issued in October 2009 was expensed during the three months ended March 31, 2011. $130,000 was recorded as warrant expense and $390,000 was included in the loss on extinguishment of debt due to the loan modification discussed in Note 3.

A summary of warrant transactions for the three months ended March 31, 2011 is as follows:

	Options	Wtd. Avg Exercise Price
Outstanding at December 31, 2010	2,485,276	$1.66
Granted	548,708	1.20
Exercised	4,167	0.01
Forfeited	-	-
Expired	-	-
Outstanding at March 31, 2011	3,029,817	1.58
Exercisable at March 31, 2011	3,029,817	$1.58

At March 31, 2011, the range of exercise prices and the weighted average remaining contractual life of the warrants outstanding were $0.01 to $5.04 and 5.14 years, respectively. The intrinsic value of the warrants exercisable at March 31, 2011 was $1,911,204. The weighted average grant date fair value of the warrants granted during the three months ended March 31, 2011 was $2.05.

NOTE 7 – DERIVATIVES

As of March 31, 2011, America West has an aggregate of 911,564 outstanding warrants containing exercise price reset provisions which requires derivative treatment under FASB ASC 815-15.

The fair value of these liabilities as of March 31, 2011 totaled $1,164,327 and was calculated using the Black Scholes stock option valuation model..  The significant assumptions used in the March 31, 2011 valuation were: the exercise prices ranging from $0.12 to $3.60; the market value of America West’s common stock on March 31, 2011, $1.50; expected volatilities between 193.59% and 194.57%; risk free interest rates of 1.05% and 1.29%; and remaining contract terms between 2.59 and 2.78 years.

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

America West uses Level 3 to value its derivative instruments.

The following table sets forth by level with the fair value hierarchy the Company’s financial assets and liabilities measured at fair value on March 31, 2011.

	Level 1	Level 2	Level 3	Total
Assets
None	$-	$-	$-	$-

Liabilities
Derivative Financial instruments	$-	$-	$1,164,327	$1,164,327

The following table provides a summary of the changes in fair value, including net transfers in and/or out, of the derivative financial instruments measured at fair value on a recurring basis using significant unobservable inputs:

Warrants

Balance at December 31, 2010	$1,594,370
Unrealized gain included in other income (expense)	(430,043)
Balance at December 31, 2010	$1,164,327

NOTE 8 – COMMITMENTS & CONTINGENCIES

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

Occasionally, Hidden Splendor is issued citations by the Mine Safety and Health Administration in connection with regular inspections of the Horizon Mine. At times, Hidden Splendor challenges citations, resulting in reductions to proposed penalties or administrative adjudications with no penalties. As of March 31, 2011, Hidden Splendor has challenges pending in several administrative actions. Such actions cover a total of approximately $1,200,000 of proposed, assessed penalties.   Management is unable to predict the outcome of these pending administrative actions. If America West is not successful in eliminating or significantly reducing such proposed penalties, such result could adversely affect the company’s financial condition and operations.

In December 2010, the Company agreed to serve as guarantor on $250,000 of debt payments owed by Wild West Trucking, a trucking company owned by America West's Chief Executive Officer, to its secured creditor Zions Bank.

NOTE 9 – SUBSEQUENT EVENTS

During April 2011, America West sold an aggregate of 1,190,000 common shares for cash proceeds of $1,035,300 net of issuance costs of $154,700.

On April 1, 2011 America West entered into a consulting agreement that ends June 30, 2011.  The monthly fee for this service is 12,500 shares of common stock. America West issued a total of 25,000 common shares under the agreement between April and May 2011.

In April 2011, America West entered into a debt settlement agreement with a third party lender pursuant to which America West issued the former 550,000 common shares as settlement of a total of $521,875 principal and accrued interest.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS AND FINANCIAL CONDITION

This Management’s Discussion and Analysis should be read in conjunction with the unaudited consolidated financial statements of America West Resources, Inc. and its wholly-owned subsidiaries, Hidden Splendor Resources, Inc. (“Hidden Splendor”), America West Services and America West Marketing (collectively, the “Company”) and notes thereto set forth herein. Our auditor's report on our consolidated financial statements contained in our Annual Report filed on Form 10-K for the fiscal year ended December 31, 2010, expressed an opinion that substantial doubt exists as to whether we can continue as an on-going business. This means that there is substantial doubt that we can continue as an on-going business. The consolidated financial statements of the Company do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

Overview

The Company is an established domestic coal producer engaged in the mining of clean and compliant (low-sulfur) coal. The majority of our coal is sold to utility companies for use in the generation of electricity. During 2010, we have entered into contracts with four customers to deliver a certain quantity of coal at fixed prices, subject to other terms and conditions that are standard in the industry. With respect to customers not subject to long-term contracts, we have short-term or market delivery and price contracts that we negotiate and perform on a continuous basis. Our strategy is to have a combination of long-term and short-term delivery contracts. We operate the Horizon Mine located in Carbon County, Utah, and we plan to expand mining operations in this mine and acquire and develop additional mining properties.

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

After all payments under the Plan are made, certain classified creditors will receive a total principal amount of approximately $8,300,000 as follows: (i) secured creditors will receive an aggregate principal amount of approximately $6,000,000 amortized in equal monthly installments of $94,879 per month, maintaining a lien on the Horizon Mine as collateral for the obligations; (ii) the Internal Revenue Service and certain State of Utah tax authorities will collectively receive an aggregate principal amount $1,800,000 amortized in equal quarterly payments of $162,156 to be paid over a period continuing to the earlier of sixty months from the petition date or forty-six months from the effective date of the Plan; and (iii) the Howard Kent, Inc. Profit Sharing Plan will receive an aggregate principal amount of $475,000 to be paid (A) in interest only payments at 8.1% for the first 24 months immediately following the effective date of the Plan, and (B) after 24 months of interest only payments, commencing in the 25 th month immediately following the effective date of the Plan, in payments of both principal and interest fully amortizing for a period of an additional 24 months.

Hidden Splendor’s general unsecured creditors were owed approximately $3,400,000 as of the date of the Plan. Under the Plan, general unsecured creditors will receive no less than 50% and up to 70% of their respective allowed claims, or a minimum principal amount of approximately $1,700,000 and a maximum principal amount of approximately $2,380,000. On the effective date of the Plan, general unsecured creditors received an initial distribution of 10% of their respective allowed claims from the Plan Funding Contribution, or approximately $340,000. Thereafter, assuming the general unsecured creditors receive 70% of their respective allowed claims, the general unsecured creditors will receive semi-annual payments from a disbursing agent continuing for the duration of the Plan term. Hidden Splendor will pay the disbursing agent in equal quarterly installments of approximately $190,000 per quarter over the Plan term. If, however, Hidden Splendor pays the general unsecured creditors 60% of the allowed general unsecured creditor claims within twenty-four months following the effective date of the Plan, then no additional payments will be due and owing to the general unsecured creditors. Hidden Splendor has not made any payments to general unsecured creditors in excess of the aforementioned required quarterly payments as of the date of this Report. Insider claims will receive no distributions. As of March 31, 2011, the balance owed to the general unsecured creditors under the Plan is $445,374.

Hidden Splendor has not made the April 2011 or May 2011 payment to the Howard Kent Profit Sharing Plan as of the date of this Report.  In addition, Hidden Splendor has not made the May 2011 payment, due on May 5, 2011, to its secured creditor as of the date of this Report. Hidden Splendor is also delinquent on the $162,156 quarterly payments due March 31, 2010 and June 30, 2010 and September 30, 2010 and December 31, 2010 and March 31, 2011 to the Internal Revenue Service and the State of Utah tax authorities as of the date of this Report. Further, Hidden Splendor has not made the $190,000 payment due March 31, 2011 to the general unsecured creditors as of the date of this Report. The Company is currently working to remedy the aforementioned defaults. As of the date of this Report, only the Howard Kent Profit Sharing Plan had provided the Company a notice default.   As of the date of this Report no party to the Plan has filed a notice of default under the Plan with the bankruptcy court.

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

Results of Operations for the Three Months Ended March 31, 2011 Compared to March 31, 2010

Material changes in financial statement line items

The following table presents statements of operations data for each of the periods indicated and presents the percentage of change in each line item from one period to the next.

	Three Months Ended		Percentage
	March 31,		Increase
	2011	2010	(Decrease)

Coal sales	$3,463,239	$1,083,104	220%
Machine repair services	22,705	17,817	27%
Total revenue	3,485,944	1,100,921	217%

Coal production costs	2,423,174	1,271,348	91%
Depreciation, depletion and accretion	428,629	1,040,136	(59%)
Coal purchases	-	15,033	(100%)
Machine repair costs	2,599	112,650	(98%)
Total cost of revenue	2,854,402	2,439,167	17%

Gross profit (loss)	631,542	(1,338,246)	(147%)

Operating expenses:
General and administrative expenses	2,057,702	1,883,249	9%
Loss from operations	(1,426,160)	(3,221,495)	(56%)

Other income (expenses):
Interest income	1	54	(98%)
Interest expense	(4,967,101)	(1,562,629)	218%
Loss on extinguishment of debt and liabilities	(566,357)	(181,988)	211%
Gain on derivative liabilities	430,043	-	-
Total other income (expenses)	(5,103,414)	(1,744,563)	193%

Net loss	$(6,529,574)	$(4,966,058)	31%

We had revenue for the three months ended March 31, 2011 of approximately $3.5 million, a 217% increase from revenues of $1.1 million for the same three month period in 2010. The increase in revenues was attributable to an approximate 98% increase in coal production in 2011 compared to 2010 due to 1) the Company deploying a second continuous miner in February 2011, and 2) the Company intermittently idling the mine in the first quarter of 2010 due to lower demand for coal at that time. All coal sales revenue during the first quarter of 2011 was related to coal produced from our Horizon coal mine operations by our wholly-owned subsidiary, Hidden Splendor Resources, Inc.

Our production costs during the three months ended March 31, 2011 were approximately $2.4 million, an increase of 91% over the production costs of approximately $1.3 million reported for the three months ended March 31, 2010.  The 91% increase in production costs was due to approximately 98% higher production volume in the first quarter of 2011 compared to the same period in 2010.

We had a gross profit of approximately $0.6 million for the three months ended March 31, 2011, representing a favorable variance of 147% from the approximate $1.3 million gross loss recognized during the three months ended March 31, 2010. The variance is primarily attributed to higher coal production in the first quarter of 2011 compared to 2010 for the reasons stated above.

Operating expenses for the three months ended March 31, 2011 totaled approximately $2.1 million, an increase of approximately $0.17 million, or 9%, from operating expenses of approximately $1.9 million in the prior year’s comparable three month period. The increase is primarily attributed to an approximate $0.6 million increase in MSHA compliance legal expenses in the first quarter of 2011 compared to 2010, partially offset by an approximate $0.4 million decrease in royalty expense associated with the cancellation of royalties previously accrued, which are no longer due to third parties.    The Company’s legal expenses in the first quarter of 2011 are fees related to MSHA compliance and are expected to be significantly lower going forward.

Loss from operations decreased approximately $1.8 million or 56%, due to the aforementioned increase in revenues offset by the increase in operating expenses.

Total net other expenses totaled approximately $5.1 million for the first three months of 2011, compared to net other income of $1.7 million for the first three months of 2010. The negative variance between periods of approximately $3.4 million was primarily due to an approximate $3.4 million increase in interest expense.   Interest expense increased due to an approximate $2.5 million one-time charge associated with the amortization of debt discount in relation to the restructure of loans with shareholders.

We incurred an approximate $6.5 million net loss for the three months ended March 31, 2011, compared to an approximate $5.0 million net loss for the three months ended March 31, 2010. The negative variance between the periods of $1.6 million, or 31%, is primarily attributed to the $3.4 million variance in net other expenses, partially offset by the approximate $1.8 million positive variance in loss from operations as described in detail above.

Of the $6.5 million net loss for the three months ended March 31, 2011, approximately $4.5 million is associated with expenses that are one-time charges and/or non-cash items, composed of the following:

•

$2.5 million – one-time non-cash charge to interest expense associated with the restructure of shareholder loans

•

$0.6 million –legal expenses related to MSHA compliance which are not expected to be recurring

•

$0.6 million - non-cash charge on extinguishment of debt associated with extension of loans and issuance of stock for liabilities

•

$0.4 million – non-cash charge for the amortization of deferred financing costs associated with warrants issued in relation to a previous financing

•

$0.4 - non-cash charge associated with previous issuance of stock options to management and employees, as well as warrants previously issued to third parties for services

Liquidity and Capital Resources.

Our current liquidity position has allowed us to meet our ongoing Plan payment obligations and nominal working capital requirements to date. Due to delinquency of payments to certain creditors by our Company in 2011 and through the date of this Report, certain debts to both related and third parties are in default. As a result, a total of approximately $6.4 million associated with Hidden Splendor’s Bankruptcy Plan of Reorganization is in default and due upon demand, of which approximately $4.7 million was previously scheduled to mature subsequent to 2011. The Company is working to remedy these defaults and, as of the date of this Report, no creditors have filed a default under the Plan with the bankruptcy court. The Company has not received a notice of default of any of the aforementioned debt as of the date of this Report. In addition, we have accrued unpaid federal taxes of approximately $1.1 million related to 2009 and 2010, which is subject to a payment plan of $50,000 per month over the next approximate three years.

Our cash flows from operations during 2010 and through the date of this Report have not been sufficient to meet all our obligations. Historically, we have funded the Company’s cash shortfalls with ad hoc loans from related parties and third parties. However, these loans have not been enough to fund our expansion plans nor refinance our debt.  As a result, we will likely be required to raise at least $3 million in capital to meet the aforementioned obligations and fund expected working capital to expand our mining operation in 2011. Management’s plan is to complete a financing to deploy additional equipment, which we expect to escalate our rate of production and, as a result, our cash flows from operations. Should the Company receive a notice of default and demand for immediate payment on any of the aforementioned debts, we will likely be required to raise up to a total of approximately $23 million. Our inability to obtain immediate financing from third parties will negatively impact our ability to fund operations and execute our business plan. Any failure to obtain such financing could force us to abandon or curtail our operations. There is no assurance that we can raise additional capital from external sources, the failure of which could cause us to sell assets or curtail operations. We have no credit facilities in place, and as the Company has no debt or equity funding commitments, we will need to rely upon best efforts financings. Accordingly, we cannot identify or predict what external sources may provide financing, nor what terms any prospective financing may have.   Our auditors have issued a going concern opinion for our consolidated financial statements due to the substantial doubt about our ability to continue as a going concern.

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

Off-Balance Sheet Arrangements

As of March 31, 2011, the Company had no off-balance sheet arrangements.

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

Since January 1, 2007, the Company accounts for uncertain tax positions in accordance with the authoritative guidance issued by the FASB on income taxes which addresses how we should recognize, measure and present in our financial statements uncertain tax positions that have been taken or are expected to be taken in a tax return. Pursuant to this guidance, the Company can recognize a tax benefit only if it is “more likely than not” that a particular tax position will be sustained upon examination or audit. To the extent the “more likely than not” standard has been satisfied, the benefit associated with a tax position is measured as the largest amount that is greater than 50% likely of being realized upon settlement. No liability for unrecognized tax benefits was recorded as of March 31, 2011 and December 31, 2010.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There have been no material changes in the status of legal proceedings previously reported in the Company’s 2010 Annual Report on Form 10-K, excepted as noted in this Item 1 under Part II.

Occasionally, Hidden Splendor is issued citations by the Mine Safety and Health Administration in connection with regular inspections of the Horizon Mine. At times, Hidden Splendor challenges citations, resulting in reductions to proposed penalties or administrative adjudications with no penalties. As of March 31, 2011, Hidden Splendor has challenges pending in several administrative actions. Such actions cover a total of approximately $1,200,000 of proposed, assessed penalties.   We are unable to predict the outcome of these pending administrative actions. If the Company is not successful in eliminating or significantly reducing such proposed penalties, such result could adversely affect our financial condition and operations.

ITEM 1A. RISK FACTORS

This Report should be read in conjunction with “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Set forth below is certain information concerning issuances and pending obligations of issuances of common stock that were not registered under the Securities Act of 1933 (“Securities Act”) that occurred, but were not reported in the Form 10-K filed with the SEC on April 15, 2011 for the fiscal year ended December 31, 2010, during the first quarter of fiscal 2011 and to date:

In April 2011, we issued Uptick Capital LLC 25,000 shares of the Company’s Common Stock pursuant to the extension of a consulting agreement.  Such shares were valued at $34,000.

In April 2011, we entered into a debt settlement agreement with a third party lender pursuant to which we issued the third party lender a total of 550,000 shares of the Company’s Common Stock as settlement of a total of $521,875 principal and accrued interest.

During April 2011, we issued a total of 1,190,000 shares of the Company’s Common Stock for cash consideration aggregating $1,035,300. A commission of $154,700 was paid to John Thomas Financial Inc. in connection with the sales of these shares.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

Exhibits

Exhibit	Description	Location of Exhibit

31.1	Chief Executive Officer Section 302 Certification pursuant to Sarbanes-Oxley Act.	Included with this filing.

31.2	Chief Financial Officer Section 302 Certification pursuant to Sarbanes-Oxley Act.	Included with this filing.

32.1	Chief Executive Officer Section 906 Certification pursuant to Sarbanes-Oxley Act.	Included with this filing.

32.2	Chief Financial Officer Section 906 Certification pursuant to Sarbanes-Oxley Act.	Included with this filing

SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICA WEST RESOURCES, INC.

Dated: May 13, 2011	By:	/s/ Dan R. Baker
Dan R. Baker
Chief Executive Officer

	By:	/s/ Brian E. Rodriguez
Brian E. Rodriguez
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002