Form 10-Q
period 2011-06-30
AMERICA WEST RESOURCES, INC.
filed 2011-08-17
CIK 867687

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

   X  . QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2011

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

APPLICABLE ONLY TO CORPORATE REGISTRANTS

The number of shares of common stock issued and outstanding as of August 15, 2011, is 59,369,097.

America West Resources, Inc.

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

America West Resources, Inc. and Subsidiary

America West Resources, Inc. and Subsidiaries CONSOLIDATED BALANCE SHEETS (Unaudited)
	June 30, 2011	December 31, 2010
Assets
Current assets:
Cash and cash equivalents	$1,573	$65,003
Restricted cash	4,010	4,010
Accounts receivable	676,123	466,871
Inventory	10,156	136,037
Deferred financing costs	702,703	543,291
Prepaid expenses	296,514	115,115
Total current assets	1,691,079	1,330,327

Deposits	926,839	804,148
Property and equipment:
Property and equipment	13,938,035	11,150,980
Land and mineral properties	23,947,926	19,627,847
Less: accumulated depreciation and depletion	(10,418,965)	(9,439,156)
Net property and equipment	27,466,996	21,339,671

Total assets	$30,084,914	$23,474,146

Liabilities and Stockholders’ Deficit
Current liabilities:
Bank overdraft	$238,697	$180,733
Accounts payable	4,164,918	3,077,428
Accounts payable – related party	483,886	521,506
Accrued expenses	3,791,190	4,567,572
Deferred revenue	500,000	500,000
Short-term debt – related party, net of unamortized discounts of $2,368 and $58,897	53,738	3,120,599
Current maturities of long-term debt, net of unamortized discount of $1,028,605 and $2,197,251	9,604,600	17,772,358
Current maturities of convertible debt-related party net of unamortized discount of $40,723 and $0	107,506	-
Current maturities of convertible debt net of unamortized discount of $946,095 and $0	3,003,384	-
Capital lease obligation	90,814	-
Derivative liabilities	814,959	1,594,370
Total current liabilities	22,853,692	31,334,566

Long-term debt, net of unamortized discount of $15,963 and $0	553,640	1,114,450
Convertible debt-related party net of unamortized discount of $176,158 and $0	465,040	-
Convertible debt net of unamortized discount of $2,402,362 and $0	6,341,998	-
Asset retirement obligation	134,969	134,969
Total liabilities	30,349,339	32,583,985

Stockholders’ deficit:
Preferred stock, $0.0001 par value; 2,500,000 shares authorized;
none issued and outstanding	-	-
Common stock, $0.0001 par value; 300,000,000 shares authorized;
44,930,674 and 33,459,440 shares issued and outstanding,
respectively	4,492	3,346
Additional paid-in capital	49,190,374	29,994,056
Accumulated deficit	(49,459,291)	(39,107,241)
Total stockholders’ deficit	(264,425)	(9,109,839)
Total liabilities and stockholders’ deficit	$30,084,914	$23,474,146

The accompanying notes are an integral part of these unaudited consolidated financial statements.

America West Resources, Inc. and Subsidiaries CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Coal sales	$4,005,504	$3,377,413	$7,468,743	$4,460,517
Machine repair services	2,751	6,648	25,456	24,465
Total revenue	4,008,255	3,384,061	7,494,199	4,484,982

Operating expenses:
Operating costs and expenses	3,467,133	1,187,165	5,892,906	2,445,665
Depreciation, depletion and accretion	551,179	1,616,336	979,808	2,685,169
General and administrative	2,043,510	1,648,458	4,101,212	3,643,541
Total operating expenses	6,061,822	4,451,959	10,973,926	8,774,375

Loss from operations	(2,053,567)	(1,067,898)	(3,479,727)	(4,289,393)

Other income (expenses):
Gain on derivative liabilities	349,368	358,362	779,411	176,374
Interest income	501	30	502	84
Interest expense	(1,872,707)	(614,328)	(6,839,808)	(2,176,957)
Loss on extinguishment of debt	(246,071)	(3,047,313)	(812,428)	(3,047,313)
Total other expenses	(1,768,909)	(3,303,249)	(6,872,323)	(5,047,812)

Net Loss	$(3,822,476)	$(4,371,147)	$(10,352,050)	$(9,337,205)

Basic and Diluted Loss Per Share	$(0.09)	$(0.18)	$(0.26)	$(0.41)
Weighted Average Shares Outstanding
Basic and Diluted	44,431,500	23,800,903	39,565,812	22,806,598

The accompanying notes are an integral part of these unaudited consolidated financial statements.

America West Resources, Inc. and Subsidiaries CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
	Six Months Ended
	June 30,
	2011	2010
Cash Flows from Operating Activities:
Net loss	$(10,352,050)	$(9,337,205)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and depletion	979,808	2,632,472
Amortization of debt discounts	4,510,004	1,157,559
Amortization of deferred financing costs	1,266,917	-
Accretion of asset retirement obligation	-	24,000
Common stock issued for services	303,709	332,010
Warrant expense	130,000	619,171
Option expense	270,087	483,463
Loss on debt extinguishment	812,428	3,047,313
Loss on write-off of property and equipment	-	50,093
Gain on derivative liabilities	(779,411)	(176,374)
Changes in current assets and liabilities:
Accounts receivable	(209,252)	(11,444)
Inventory	125,881	(592,337)
Prepaid expenses	(181,399)	(97,010)
Accounts payable	918,655	(16,924)
Accounts payable-related party	(37,620)	46,000
Deferred revenue	-	500,000
Accrued liabilities	1,449,223	1,455,626
Net cash provided by (used in) operating activities	(793,020)	116,413

Cash Flows from Investing Activities:
Purchase of property and equipment	(2,437,917)	(134,263)
Capital expenditures for land and mineral properties	(4,320,079)	(2,293,549)
Restricted cash	-	611,773
Deposits	(122,691)	(24,610)
Net cash used in investing activities	(6,880,687)	(1,840,649)

Cash Flows from Financing Activities:
Proceeds from issuance of common stock, net of issuance costs	3,835,267	-
Proceeds from exercise of warrants	168	-
Net payments on revolving credit	-	(34,500)
Bank overdraft (replenish bank overdraft)	57,964	(607,021)
Payment for deferred financing costs	(44,850)	(39,000)
Proceeds from related party debt	184,380	759,611
Payments on related party debt	(5,000)	(35,000)
Proceeds from convertible debt	3,928,000	-
Proceeds from debt	1,210,356	2,363,686
Payments on debt	(1,466,520)	(662,009)
Payments made on capital lease obligations	(89,488)	-
Net cash provided by financing activities	7,610,277	1,745,767

Net increase (decrease) in cash and cash equivalents	(63,430)	21,531
Cash and cash equivalents at beginning of period	65,003	44,660
Cash and Cash Equivalents at End of Period	$1,573	$66,191

Supplemental cash flow information:
Cash paid for interest	$188,051	$213,144
Cash paid for income taxes	-	-

Noncash Investing and Financing Activities:
Equipment acquired through capital lease	$180,302	$-
Equipment acquired through issuance of accounts payable	168,835	-
Debt and interest converted to common shares	5,556,697	-
Accrued interest converted to convertible debt	2,127,408	-
Debt discount due to beneficial conversion feature	6,513,580	-
Debt discount due to common stock issued with debt	640,852	4,651,608
Warrants issued for debt issuance costs	1,123,979	-
Debt financing costs accrued	257,500	-
Common shares issued for liabilities	299,000	-
Accrued interest converted to debt	-	94,088
Warrants reclassed to derivative liability	-	662,835

The accompanying notes are an integral part of these unaudited consolidated financial statements.

America West Resources, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 –BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements as of June 30, 2011, have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the 2010’s Annual Report filed with the SEC on Form 10-K on April 15, 2011. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the consolidated financial statements which would substantially duplicate the disclosure contained in the audited consolidated financial statements for fiscal 2010 as reported in the Form 10-K on April 15, 2011 have been omitted.

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

Recently Issued Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (FASB) or other standard setting bodies that are adopted by the Company as of the specified effective date. Unless otherwise discussed, America West believes that the impact of recently issued accounting pronouncements that are not yet effective will not have a material impact on America West’s financial position or results of operations upon adoption.

NOTE 2 – GOING CONCERN

As shown in the accompanying consolidated financial statements, America West had a working capital deficit of $21,162,613 and an accumulated deficit of $49,459,291 as of June 30, 2011. These conditions raise substantial doubt as to America West’s ability to continue as a going concern. Management is attempting to raise additional capital through sales of stock and enhance the operations of Hidden Splendor to achieve cash-positive operations. The unaudited consolidated financial statements do not include any adjustments that might be necessary if America West is unable to continue as a going concern.

NOTE 3 – DEBT

During the six months ended June 30, 2011, America West borrowed an aggregate of $1,000,000 from third parties. The notes bear interest at 10% per annum and mature between March 15, 2011 and January 9, 2012.  A total of 716,666 common shares were issued in connection with the debt.  The relative fair value of these shares was $522,175 and was recorded as a debt discount.  The debt discount is amortized and recorded as interest expense over the term of the debt using the effective interest method.  Amortization for the six months ended June 30, 2011 was $347,685 while $59,789 was recorded as a loss on the extinguishment of debt due to the modification of various loans on March 31, 2011 as discussed below.  The unamortized discount on these notes was $114,701 as of June 30, 2011.

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

America West incurred cash commissions associated with these notes of $302,350 which were recorded as deferred financing costs. During the six months ended June 30, 2011, $274,460 of these new costs and $287,262 of financing costs from 2010 were amortized to interest expense. The total unamortized cash deferred financing costs were $283,919 as of June 30, 2011.

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

America West evaluated the modification under FASB ASC 470-50 and determined that the modification was substantial due to a substantive conversion option being added and the revised terms constituted a debt extinguishment.  At any time prior to the full payment of the note, the creditor has the option to convert all or any portion of the unpaid balance of the note into shares of common stock. The first 50% of the debt is convertible at $1.00 per share, the next 25% is convertible at $1.25 per share and the last 25% is convertible at $1.50 per share. If the entire principal balance was converted, 9,330,394 shares of America West’s common stock would be issued.  America West evaluated the terms of the modified note under FASB ASC 815-15 and determined that the note did not require derivative treatment. America West then evaluated the note under FASB ASC 470-20 and determined that the note contained a beneficial conversion feature. The intrinsic value of the beneficial conversion feature was determined to be $3,229,752 and was recorded as a discount. The discount will be amortized and recorded as interest expense over the term of the debt using the effective interest method.  Amortization for the six months ended June 30, 2011 was $272,024 and was recorded as interest expense. The unamortized discount on these notes was $2,957,728 as of June 30, 2011.

In connection with this loan modification, the vesting of certain common stock warrants previously issued to this note holder was accelerated. A total of 250,000 common stock warrants that originally vested monthly through May 2011 were modified whereby they vested in full on February 11, 2011. The total fair value associated with these warrants of $390,000 was included in the loss on extinguishment of debt. The total loss on extinguishment of debt associated with this loan modification during the six months ended June 30, 2011 was $449,789 consisting of the expense related to these modified warrants and the unamortized discounts on the extinguished debt.

On April 20, 2011, $500,000 of debt that was not originally issued as a convertible promissory note and $21,875 of accrued interest was converted into 550,000 shares of common stock at $1.10 per share.  The fair value of the common stock issued was determined to be $605,000. As a result, $162,946 of unamortized debt discount and the $83,125 excess fair value of the common stock were recorded as loss on extinguishment of debt.

On May 24, 2011, debt owed to a third party was modified. The original debt terms required monthly payments of $21,360 from February 5, 2011 through January 5, 2013. The monthly payments under the note were modified to be payable as follows:

May 2011	$10,000
June 2011	$10,000
September 2011 – December 2012	$21,360 per month
January 2013	$108,163

In connection with this loan modification, America West issued the note holder 25,000 shares of common stock.  America West evaluated the modification under FASB ASC 470-50 and determined that the modification was not substantial and therefore did not constitute a debt extinguishment.  The fair value of the common shares issued was determined to be $31,250 and was recorded as a debt discount.  The discount will be amortized to interest expense over the term of the debt using the effective interest method. Amortization for the six months ended June 30, 2011 was $1,953 and the unamortized discount on this note was $29,297 as of June 30, 2011.

On June 4, 2011, America West borrowed $210,356 to pay for insurance.  The note bears interest at 4.95% per annum and matures on April 4, 2012.

In June 2011, America West borrowed a total of $1,928,000 through the issuance of convertible promissory notes. The notes are secured by essentially all of the assets of America West, subject to the Hidden Splendor bankruptcy security requirements, bear interest at 8% per annum and mature on July 15, 2011.  At any time prior to the full payment of the note, the creditor has the option to convert all or any portion of the unpaid balance of the note into shares of common stock at $1.00 per share. If the entire principal balance was converted, 1,928,000 shares of America West’s common stock would be issued.  America West evaluated the terms of the notes under FASB ASC 815-15 and determined that the notes do not require derivative treatment. America West then evaluated the notes under FASB ASC 470-20 and determined that the notes contain beneficial conversion features. The intrinsic value of the beneficial conversion features was determined to be $547,000 and was recorded as a discount. The discount is being amortized and recorded as interest expense over the term of the debt using the effective interest method.  Amortization for the six months ended June 30, 2011 was $156,271and the unamortized discount on these notes was $390,729 as of June 30, 2011.

A summary of the third party debt and convertible debt activity for the six months ended June 30, 2011 is as follows:

Balance, net at December 31, 2010	$18,886,808
Borrowings	5,138,356
Principal payments	(1,466,520)
Interest converted to principal	1,640,751
Principal converted to common stock	(2,500,000)
Debt discounts	(5,330,176)
Debt discounts amortized and extinguished	3,134,403
Balance, net at June 30, 2011	19,503,622
Less: current maturities, net	(12,607,984)
Long term portion, net at June 30, 2011	$6,895,638

NOTE 4 – RELATED PARTY TRANSACTIONS

Debt Owed to Related Parties

During the six months ended June 30, 2011, America West borrowed an aggregate of $184,380 from an entity controlled by a Director of America West. The notes bear interest at 10% per annum and mature between January 20, 2011 and July 31, 2011. A total of 117,079 common shares were issued in connection with the debt.  The relative fair value of these shares was $87,428 and was recorded as a debt discount.  The debt discount will be amortized and recorded as interest expense over the term of the debt using the effective interest method. Amortization for the six months ended June 30, 2011 was $19,492 while $65,568 was recorded as a loss on the extinguishment of debt during the six months ended June 30, 2011, due to the modification of various loans on March 31, 2011 as discussed below.  The unamortized discount on these notes was $2,368 as of June 30, 2011.

Through multiple amendments between February 11, 2011 and March 31, 2011, all debt and interest owed to an entity controlled by a Director of America West was modified and consolidated into two convertible loans amounting to $2,215,118 and $1,574,309.  The new loans include $3,302,770 of principal and $486,657 of accrued interest converted to principal.  The modified notes bear interest at the rate of 8% per annum and mature on June 1, 2014. The modified notes require monthly principal and interest payments of $8,531 and $7,693 beginning on July 1, 2011 with a final payment upon maturity of the unpaid principal and interest.  The notes are secured by essentially all of the assets of America West, subject to the Hidden Splendor bankruptcy security requirements.  As part of the loan agreements, the Company must comply with certain covenants which, among other matters, include restrictions in the amounts of capital stock and stock options that can be issued for each of the years 2011, 2012 and 2013. America West is also not allowed to incur or assume any debt or contingent liabilities not provided for in the loan agreement.

America West evaluated the modification under FASB ASC 470-50 and determined that the modification was substantial due to a substantive conversion option being added and the revised terms constituted a debt extinguishment.  At any time prior to the full payment of the notes, the creditors have the option to convert all or any portion of the unpaid balance of the notes into shares of common stock. The first $3,000,000 of the debt is convertible at $1.00 per share. After the first $3,000,000, 50% of the remaining debt is convertible at $1.00 per share, the next 25% is convertible at $1.25 per share and the last 25% is convertible at $1.50 per share. If the entire principal balance was converted, 3,684,170 shares of America West’s common stock would be issued. America West evaluated the terms of the modified note under FASB ASC 815-15 and determined that the note did not require derivative treatment. America West then evaluated the note under FASB ASC 470-20 and determined that the note contained a beneficial conversion feature. The intrinsic value of the beneficial conversion feature was determined to be $1,736,828 and was recorded as a discount. The discount is amortized and recorded as interest expense over the term of the debt using the effective interest method.  On March 31, 2011 $3,000,000 of the modified notes was converted into 3,000,000 common shares. The related discount of $1,500,000 was fully amortized to interest expense during the six months ended June 30, 2011.  Total amortization of these discounts for the six months ended was $1,519,947 and the unamortized discount on the modified notes as of June 30, 2011 totaled $216,881. The total loss on extinguishment of debt for the six months ended June 30, 2011 associated with this modification was $65,568 consisting of the unamortized discounts on the extinguished debt.

During June 2011, America West repaid $5,000 of related party debt owed to an entity controlled by a Director of America West.

A summary of the related party debt and related party convertible debt activity for the six months ended June 30, 2011 is as follows:

Balance, net at December 31, 2010	$3,120,599
Borrowings	184,380
Principal payments	(5,000)
Interest converted to principal	486,657
Principal converted to common stock	(3,000,000)
Debt discounts	(1,824,256)
Debt discounts amortized and extinguished	1,663,904
Balance, net at June 30, 2011	626,284
Less: current maturities, net	(161,244)
Long term portion, net at June 30, 2011	$465,040

Other Related Party Transactions

America West leases office space from an entity owned by certain stockholders of America West. In addition, Hidden Splendor leases certain water rights from the entity. As of June 30, 2011 and December 31, 2010, the total accrued liability for these items was $294,600 and $243,600, respectively.

America West receives transfer agent services from an entity controlled by a director of America West. The payable to this entity totaled $5,827 and $35,971 as of June 30, 2011 and December 31, 2010, respectively.

Hidden Splendor ships a portion of its coal utilizing a trucking company owned by America West's Chief Executive Officer. For the six months ended June 30, 2011 and 2010, Hidden Splendor incurred trucking fees amounting to $1,161,822 and $587,000, respectively which is included in general and administrative expenses in the consolidated statements of operations. The amount payable to this trucking company as of June 30, 2011 and December 31, 2010 totaled $183,459 and $241,935, respectively.

NOTE 5 – CAPITAL LEASE OBLIGATIONS

During February 2011, America West entered into a capital lease for the acquisition of equipment for $180,302. The lease requires 8 monthly payments of $18,163 through October 2011. The lease contains a bargain purchase option whereby the Company may purchase the equipment for $1 at the end of the lease term. The unpaid balance on the lease as of June 30, 2011, was $90,814.

NOTE 6 – STOCKHOLDERS’ EQUITY

Common Stock

During the six months ended June 30, 2011, America West issued 200,000 common shares to repay an accrued liability of $299,000. The fair value of the shares was determined to be $350,000 resulting in a loss on the extinguishment of liabilities of $51,000.

During the six months ended June 30, 2011, America West issued 311,000 common shares for services rendered valued at $303,709.

During the six months ended June 30, 2011, America West issued 4,500,000 common shares for $3,835,267 cash, net of $664,733 of cash issuance costs. In connection with the sale of these shares, America West granted 585,000 common stock warrants to an entity controlled by a Director of America West as additional stock issuance costs. The fair value of the warrants was determined to be $805,199 (see Warrants section below).

During the six months ended June 30, 2011, America West issued 858,745 common shares with debt. The relative fair value of the shares was determined to be $640,852 and was recorded as a discount on the debt. See Notes 3 and 4 for details.

During the six months ended June 30, 2011, America West issued 5,584,822 common shares for the conversion of $5,500,000 of principal and $56,697 of accrued interest. See Notes 3 and 4 for details.

During the six months ended June 30, 2011, America West issued 16,667 common shares for the exercise warrants and received cash of $168.

Options

A summary of option transactions for the six months ended June 30, 2011 is as follows:

	Options	Wtd. Avg Exercise Price
Outstanding at December 31, 2010	1,250,625	$2.93
Granted	-	-
Exercised	-	-
Forfeited	-	-
Expired	-	-
Outstanding at June 30, 2011	1,250,625	$2.93
Exercisable at June 30, 2011	1,250,625	$2.93

During the six months ended June 30, 2011, the remaining fair value of the outstanding options of $270,087 was expensed.

At June 30, 2011, the range of exercise prices and the weighted average remaining contractual life of the options outstanding were $0.12 to $5.40 and 2.47 years, respectively. The intrinsic value of the exercisable options outstanding at June 30, 2011 was $102,000.

Warrants

On January 21, 2011, America West granted 548,708 common stock warrants to an entity controlled by a Director of America West with an exercise price of $1.20.  The warrants vest immediately and have a term of five years.  The fair value of the warrants was determined to be $1,123,979 using the Black Scholes stock option valuation model.  The significant assumptions used in the valuation were: the exercise price noted above, the market value of America West’s common stock on January 21, 2011, $2.05, expected volatility of 291.71%, risk free interest rate of 3.4% and an expected term of five years.  The warrants were issued as a commission for various debt raises and the fair value of the warrants was recorded as deferred financing costs. During the six months ended June 30, 2011, $705,195 of these costs was amortized to interest expense. The unamortized deferred financing costs associated with these warrants totaled $418,784 as of June 30, 2011.

On June 10, 2011, America West granted 585,000 common stock warrants to an entity controlled by a Director of America West with an exercise price of $1.00.  The warrants vest immediately and have a term of five years.  The fair value of the warrants was determined to be $805,199 using the Black Scholes stock option valuation model.  The significant assumptions used in the valuation were: the exercise price noted above, the market value of America West’s common stock on June 10, 2011, $1.39, expected volatility of 223.17%, risk free interest rate of 3.4% and an expected term of five years.  The warrants were issued as a commission for various equity raises.

In addition, the remaining fair value of warrants issued in October 2009 was expensed during the six months ended June 30, 2011. A total of $130,000 was recorded as warrants expense and $390,000 was included in the loss on extinguishment of debt due to the loan modification discussed in Note 3.

A summary of warrant transactions for the six months ended June 30, 2011 is as follows:

	Warrants	Wtd. Avg Exercise Price
Outstanding at December 31, 2010	2,485,276	$1.66
Granted	1,133,708	1.10
Exercised	16,667	0.01
Forfeited	-	-
Expired	-	-
Outstanding at June 30, 2011	3,602,317	1.49
Exercisable at June 30, 2011	3,602,317	$1.49

At June 30, 2011, the range of exercise prices and the weighted average remaining contractual life of the warrants outstanding were $0.01 to $5.04 and 4.91 years, respectively. The intrinsic value of the warrants exercisable at June 30, 2011 was $1,356,828. The weighted average grant date fair value of the warrants granted during the six months ended June 30, 2011 was $1.70.

NOTE 7 – DERIVATIVES

As of June 30, 2011, America West has an aggregate of 911,564 outstanding warrants containing exercise price reset provisions which requires derivative treatment under FASB ASC 815-15.

The fair value of these liabilities as of June 30, 2011 totaled $814,959 and was calculated using the Black Scholes stock option valuation model.  The significant assumptions used in the June 30, 2011 valuation were: the exercise prices ranging from $0.12 to $3.60; the market value of America West’s common stock on June 30, 2011, $1.14; expected volatilities between 187.20% and 190.76%; risk free interest rate of 0.63%, and remaining contract terms between 2.34 and 2.53 years.

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

The following table sets forth by level with the fair value hierarchy the Company’s financial assets and liabilities measured at fair value on June 30, 2011.

	Level 1	Level 2	Level 3	Total
Assets
None	$-	$-	$-	$-

Liabilities
Derivative financial instruments	$-	$-	$814,959	$814,959

The following table provides a summary of the changes in fair value, including net transfers in and/or out, of the derivative financial instruments measured at fair value on a recurring basis using significant unobservable inputs:

Warrants

Fair value at December 31, 2010	$1,594,370
Unrealized gain included in other income (expense)	(779,411)
Fair value at June 30, 2011	$814,959

NOTE 8 – COMMITMENTS & CONTINGENCIES

Mining operations are subject to conditions that can impact the safety of America West’s workforce or delay coal deliveries or increase the cost of mining for varying lengths of time. These conditions include mine collapses; fires and explosions from methane gas or coal dust; accidental mine water discharges; weather, flooding and natural disasters; unexpected maintenance problems; key equipment failures; variations in coal seam thickness; variations in the amount of rock and soil overlying the coal deposit; variations in rock and other natural materials and variations in geologic conditions.

Coal mining, especially underground coal mining, is inherently dangerous and great care must be taken to assure safe, continued operations. Past experiences of others in the industry indicate that lapses in safety practices can result in the catastrophic collapse of a coal mining operation. Even when best mining practices are strictly observed, natural disasters such as an earthquake could possibly destroy a coal mine’s operations. Any catastrophic event at the coal mine which would close the mine for an extended period of time likely would cause the failure of operations. The Company maintains insurance policies that provide limited coverage for some of these risks, although there can be no assurance that these risks would be fully covered by these insurance policies. Despite the Company’s efforts, significant mine accidents could occur and have a substantial impact. Such impact resulting from accidents could take the form of increased premiums on insurance policies, litigation, fines and penalties imposed by regulating agencies.

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

Occasionally, Hidden Splendor is issued citations by the Mine Safety and Health Administration in connection with regular inspections of the Horizon Mine. Management is unable to predict the outcome of these pending administrative actions. If America West is not successful in eliminating or significantly reducing such proposed penalties, such result could adversely affect the company’s financial condition and operations.  When appropriate, Hidden Splendor challenges citations and order written by MSHA, resulting in reductions to proposed penalties or administrative adjudications with no penalties. According to MSHA’s Data Retrieval System, during the second quarter of 2011 Hidden Splendor was issued a total of 68 citations and order.  The Company was issued 61 citations of which 15 were written as “S&S” citations.  The Company was issued a total of 7 orders during that same period.  With regard dollar amount of the proposed penalties associates with those orders and citations, the Data Retrieval System shows that as of August 13, 2011, MSHA has proposed penalties associated with the citations and orders written in the second quarter which total $50,482.  Historically, the Company has challenged such proposed assessments were appropriate. As of August 13, 2011, the Company has 35 administrative proceedings which have not been finalized.  Proposed penalties in those 35 proceedings total $1,071,178. The Company also has 12 administrative proceedings which have been settled, but are not final because the administrative law judges in those proceedings have not issued orders approving the settlements.  In these settled, but not yet finalized proceedings, MSHA proposed penalties which total $101,561, while the amounts on which MSHA and Hidden Splendor have settled total $69,431. The Company also has 17 administrative proceedings in which some of MSHA’s proposed penalties have been settled and the agreed upon amounts have been approved by the administrative law judges.  In those cases, MSHA’s proposed penalties total $444,233 and the amounts of the approved settlements total $150,592.

In December 2010, the Company agreed to serve as guarantor on $250,000 of debt payments owed by Wild West Trucking, a trucking company owned by America West's Chief Executive Officer, to its secured creditor Zions Bank.  The Company agreed to increase its limited guarantee to $350,000 in July 2011.

NOTE 9 – SUBSEQUENT EVENTS

On July 14, 2011, the Company sold 2,000,000 shares of common stock for total proceeds of $2,000,000.

On July 14, 2011, the Company issued 6,301,923 shares of common stock to a third party for the conversion of $6,301,923 of debt and accrued interest.

On July 14, 2011, the Company issued 500,000 shares of common stock to an affiliate of one of its directors in settlement of $500,000 debt

On July 14, 2011, the Company issued 4,911,500 shares of common stock to third party lenders in settlement of $4,911,500 of debt and accrued interest.

During July 2011, the Company borrowed a total of $1,820,037 from a third party lender.   The notes carry an interest rate of 8% per annum and mature on December 31, 2011.

During July and August, 2011, the Company issued an aggregate of 25,000 shares of common stock to a third party for services rendered.

On August 12, 2011, the Company borrowed $600,000 from a third party lender. The Company issued the lender 600,000 shares of common stock as additional consideration for the loan.

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

Overview

The Company is an established domestic coal producer engaged in the mining of clean and compliant (low-sulfur) coal. The majority of our coal is sold to utility companies for use in the generation of electricity. During 2010, we entered into contracts with four customers to deliver a certain quantity of coal at fixed prices, subject to other terms and conditions that are standard in the industry. With respect to customers not subject to long-term contracts, we have short-term or market delivery and price contracts that we negotiate and perform on a continuous basis. Our strategy is to have a combination of long-term and short-term delivery contracts. We operate the Horizon Mine located in Carbon County, Utah, and we plan to expand mining operations in this mine and acquire and develop additional mining properties.

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

Hidden Splendor’s general unsecured creditors were owed approximately $3,400,000 as of the date of the Plan. Under the Plan, general unsecured creditors will receive no less than 50% and up to 70% of their respective allowed claims, or a minimum principal amount of approximately $1,700,000 and a maximum principal amount of approximately $2,380,000. On the effective date of the Plan, general unsecured creditors received an initial distribution of 10% of their respective allowed claims from the Plan Funding Contribution, or approximately $340,000. Thereafter, assuming the general unsecured creditors receive 70% of their respective allowed claims, the general unsecured creditors will receive semi-annual payments from a disbursing agent continuing for the duration of the Plan term. Hidden Splendor has paid the disbursing agent in equal quarterly installments of approximately $190,000 per quarter over the Plan term. If, however, Hidden Splendor pays the general unsecured creditors 60% of the allowed general unsecured creditor claims within twenty-four months following the effective date of the Plan, then no additional payments will be due and owing to the general unsecured creditors. Hidden Splendor has not made any payments to general unsecured creditors in excess of the aforementioned required quarterly payments as of the date of this Report. Insider claims will receive no distributions. As of June 30, 2011, the balance owed to the general unsecured creditors under the Plan was $445,655. As of the date of this Report, the balance owed to the general unsecured creditors under the Plan was $65,655.

In May 2011, Hidden Splendor entered into an agreement with Howard Kent, Inc. Profit Sharing Plan, whereby the Howard Kent, Inc. Profit Sharing Plan agreed to suspend monthly bankruptcy payments until September 2011 in exchange for 25,000 shares of the Company’s common stock.     As of the date of this Report, the balance owed to the Howard Kent Profit Sharing Plan under the Plan was approximately $422,000.   Hidden Splendor is delinquent on the $162,156 quarterly payments due March 31, 2010 and June 30, 2010 and September 30, 2010 and December 31, 2010, March 31, 2011 and June 30, 2011 to the priority unsecured creditors (the Internal Revenue Service and the State of Utah tax authorities) as of the date of this Report. As of the date of this Report, the balance owed to the priority unsecured creditors under the Plan was approximately $879,000.     As of the date of this Report, no party to the Plan has filed a notice of default under the Plan with the bankruptcy court.

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

Results of Operations for the Three Months Ended June 30, 2011 Compared to June 30, 2010

Material changes in financial statement line items

The following table presents statements of operations data for each of the periods indicated and presents the percentage of change in each line item from one period to the next.

	Three Months Ended		Percentage
	June 30,		Increase
	2011	2010	(Decrease)

Coal sales	$4,005,504	$3,377,413	19%
Machine repair services	2,751	6,648	(59%)
Total revenue	4,008,255	3,384,061	18%

Operating expenses: Operating costs and expenses	3,467,133	1,187,165	192%
Depreciation, depletion and accretion	551,179	1,616,336	(66%)
General and administrative expenses	2,043,510	1,648,458	24%
Total operating expenses	6,061,822	4,451,951	36%

Loss from operations	(2,053,567)	(1,067,898)	92%

Other income (expenses):
Interest income	501	30	1,570%
Interest expense	(1,872,707)	(614,328)	205%
Loss on extinguishment of debt and liabilities	(246,071)	(3,047,313)	(92%)
Gain on derivative liabilities	349,368	358,362	(3%)
Total other income (expenses)	(1,768,909)	(3,303,249)	(46%)

Net loss	$(3,822,476)	$(4,371,147)	(13%)

We had revenue for the three months ended June 30, 2011 of approximately $4.0 million, an approximate 19% increase from revenues of approximately $3.4 million for the same three month period in 2010. The increase in revenues was attributable to an approximate 27% increase in coal production in 2011 compared to 2010.   Coal production during the second quarter of 2011 was approximately 102,000 tons, compared to approximately 80,000 tons in the second quarter of 2010.   The increase in production in 2011 is primarily due to 1) the Company deploying a second continuous miner in the first quarter of 2011, and 2) the Company intermittently idling the mine in the first quarter of 2010 due to lower demand for coal at that time. All coal sales revenue during the second quarter of 2011 was related to coal produced from our Horizon coal mine operations by our wholly-owned subsidiary, Hidden Splendor Resources, Inc.

Our operating costs and expenses during the three months ended June 30, 2011 were approximately $3.5 million, an increase of approximately $2.3 million, or 192%, over the operating costs and expenses of approximately $1.2 million reported for the three months ended June 30, 2010.  The increase in operating costs and expenses in 2011 compared to 2010 was due to:

1)

approximately 27% higher production volume in the second quarter of 2011 compared to the same period in 2010.

2)

an increase of approximately $0.5 million in mine labor in the second quarter of 2011 due to the increase in mining headcount to ramp up the second section in the Horizon Mine, as well as overtime paid to increase man-hours during the second quarter in efforts to remediate certain MSHA-related issues in the Horizon Mine.

3)

an increase of approximately $0.4 million in equipment repairs in 2011 compared to 2010 as the Company repaired equipment to prepare for one of its mining sections to begin a production phase.

Our depreciation, depletion and accretion costs during the three months ended June 30, 2011 were approximately $0.6 million, a decrease of approximately $1.1 million, or 66%, from the depreciation, depletion and accretion costs costs of approximately $1.6 million reported for the three months ended June 30, 2010.  The decrease in depreciation, depletion and accretion costs in 2011 compared to 2010 was due to a change in accounting estimate in regards to the depletion method mine development costs (labor and labor-related costs and supply costs used in developing the Horizon Mine), as it relates to the amount of proven coal reserves the depletion is amortized over.

General and administrative expenses for the three months ended June 30, 2011 totaled approximately $2.0 million, an increase of approximately $0.4 million, or 24% over general and administrative expenses of approximately $1.6 million in the prior year’s comparable three month period. The increase is primarily attributed to an approximate $0.3 million increase in MSHA compliance legal expenses in the second quarter of 2011 compared to 2010. The Company’s legal expenses in the second quarter of 2011 are fees related to MSHA compliance and are expected to be significantly lower during the latter part of 2011.

Loss from operations increased approximately $1.0 million or 92%, primarily due to the aforementioned increase in production costs.

Total net other expenses were approximately $1.8 million for the second quarter of 2011, compared to net other expenses of $3.3 million for the second quarter of 2010. The decrease in net other expenses in 2011 compared to 2011 is primarily due to a $2.8 million decrease in loss on extinguishment of debt partially offset by approximately $1.3 million in higher interest expense.  Interest expense increased due to an approximate $1.2 million one-time charge associated with the amortization of debt discount and deferred financing costs in relation to the restructure of loans with shareholders.

We incurred an approximate $3.8 million net loss for the three months ended June 30, 2011, compared to an approximate $4.4 million net loss for the three months ended June 30, 2010. The positive variance between the periods of approximately $0.5 million, or 13%, is primarily attributed to the $1.5 million positive variance in net other expenses, partially offset by the approximate $1.0 million negative variance in loss from operations as described in detail above.

Of the approximate $3.8 million net loss for the three months ended June 30, 2011, approximately $2.2 million is associated with expenses that are one-time charges and/or non-cash items, composed of the following:

•

$1.0 million – one-time non-cash charge to interest expense associated with the restructure of shareholder loans

•

$0.3 million –legal expenses related to MSHA compliance which are not expected to be recurring in the latter part of 2011

•

$0.2 million - non-cash charge on extinguishment of debt associated with extension of loans and issuance of stock for liabilities

•

$0.4 million – non-cash charge for the amortization of deferred financing costs associated with warrants issued in relation to a previous financing

•

$0.3 - non-cash charge associated with previous issuance of stock options to management and employees, as well as warrants previously issued to third parties for services

Results of Operations for the Six Months Ended June 30, 2011 Compared to June 30, 2010

Material changes in financial statement line items

The following table presents statements of operations data for each of the periods indicated and presents the percentage of change in each line item from one period to the next.

	Six Months Ended		Percentage
	June 30,		Increase
	2011	2010	(Decrease)

Coal sales	$7,468,743	$4,460,517	67%
Machine repair services	25,456	24,465	4%
Total revenue	7,494,199	4,484,982	67%

Operating expenses: Operating costs and expenses	5,892,906	2,445,665	141%
Depreciation, depletion and accretion	979,808	2,685,169	(64%)
General and administrative expenses	4,101,202	3,643,541	13%
Total operating expenses	10,973,926	8,774,375	25%

Loss from operations	(3,479,727)	(4,289,393)	(19%)

Other income (expenses):
Interest income	502	84	498%
Interest expense	(6,839,808)	(2,176,957)	214%
Loss on extinguishment of debt and liabilities	(812,428)	(3,047,313)	(73%)
Gain on derivative liabilities	779,411	176,374	342%
Total other income (expenses)	(6,872,323)	(5,047,812)	36%

Net loss	$(10,352,050)	$(9,337,205)	11%

We had revenue for the six months ended June 30, 2011 of approximately $7.5 million, an approximate 67% increase over revenues of approximately $4.5 million for the same six month period in 2010. The increase in revenues was attributable to an approximate 54% increase in coal production in 2011 compared to 2010. Coal production during the first six months of 2011 was approximately 197,000 tons, compared to approximately 128,000 tons in the first six months of 2010. The increase in production in 2011 is primarily due to 1) the Company deploying a second continuous miner in the first quarter of 2011, and 2) the Company intermittently idling the mine in the first five months of 2010 due to lower demand for coal at that time. All coal sales revenue during 2011 were related to coal produced from our Horizon coal mine operations by our wholly-owned subsidiary, Hidden Splendor Resources, Inc.

Our operating costs and expenses during the six months ended June 30, 2011 were approximately $5.9 million, an increase of approximately $3.4 million, or 141%, over the operating costs and expenses of approximately $2.4 million reported for the six months ended June 30, 2010.  The increase in operating costs and expenses in 2011 compared to 2010 was due to:

1)

approximately 54% higher production volume in the first six months of 2011 compared to the same period in 2010.

2)

an increase of approximately $1.0 million in equipment repairs in 2011 compared to 2010 as the Company repaired equipment to prepare for one of its mining sections to begin a production phase.

3)

an increase of approximately $0.7 million in mine labor due to the increase in mining headcount to ramp up the second section in the Horizon Mine, as well as overtime paid to increase manhours during the second quarter in efforts to remediate certain MSHA-related issues in the Horizon Mine.

4)

an increase of approximately $0.7 million in mine supplies for the first six months of 2011 compared to 2010, primarily attributable to the ramp up of a second section of the Horizon Mine, and one section of the mine beginning a pillar extraction production phase in May 2011.

Our depreciation, depletion and accretion costs during the six months ended June 30, 2011 were approximately $1.0 million, a decrease of approximately $1.0 million, or 64%, from the depreciation, depletion and accretion costs costs of approximately $2.7 million reported for the six months ended June 30, 2010.  The decrease in depreciation, depletion and accretion costs in 2011 compared to 2010 was due to a change in an accounting estimate in regards to the depletion method mine development costs (labor and labor-related costs and supply costs used in developing the Horizon Mine), as it relates to the amount of proven coal reserves the depletion is amortized over.

General and administrative expenses for the six months ended June 30, 2011 totaled approximately $4.1 million, an increase of approximately $0.5 million, or 13%, from operating expenses of approximately $3.6 million in the prior year’s comparable six month period. The increase is primarily attributed to an increase in MSHA compliance legal expenses in the first six months of 2011 compared to 2010. The Company’s legal expenses in 2011 are fees related to MSHA compliance and are expected to be significantly lower during the latter part of 2011.

Loss from operations decreased approximately $0.8 million or 19%, primarily due to the aforementioned increase in production costs.

Total net other expenses totaled approximately $6.9 million for the first six months of 2011, compared to net other expenses of $5.0 million for the first six months of 2010. The increase in net other expenses in 2011 compared to 2010 is primarily due to an approximate $4.7 million increase in interest expense in 2011, partially offset by a $2.2 million decrease in loss on extinguishment of debt and an approximate $0.6 million increase in gain on derivate liabilities.  Interest expense increased due to an approximate $4.4 million one-time charge associated with the amortization of debt discount in relation to the restructure of loans with shareholders.

We incurred an approximate $10.4 million net loss for the six months ended June 30, 2011, compared to an approximate $9.3 million net loss for the six months ended June 30, 2010. The negative variance between the periods of approximately $1.0 million, or 11%, is primarily attributed to the $1.8 million negative variance in net other expenses, partially offset by the approximate $0.8 million positive variance in loss from operations as described in detail above.

Of the approximate $10.4 million net loss for the six months ended June 30, 2011, approximately $7.9 million is associated with expenses that are one-time charges and/or non-cash items, composed of the following:

•

$4.4 million – one-time non-cash charge to interest expense associated with the restructure of shareholder loans

•

$1.0 million – higher legal expenses related to MSHA compliance which are not expected to be recurring in the latter part of 2011

•

$0.8 million - non-cash charge on extinguishment of debt associated with extension of loans and issuance of stock for liabilities

•

$1.3 million – non-cash charge for the amortization of deferred financing costs associated with warrants issued in relation to a previous financing

•

$0.4 - non-cash charge associated with previous issuance of stock options to management and employees, as well as warrants previously issued to third parties for services

Liquidity and Capital Resources.

Our current liquidity position has allowed us to meet our ongoing Plan payment obligations and nominal working capital requirements to date. Due to delinquency of payments to certain creditors by our Company in 2011 and through the date of this Report, certain debts to both related and third parties are in default. As a result, a total of approximately $5.1 million associated with Hidden Splendor’s Bankruptcy Plan of Reorganization is in default and due upon demand, of which approximately $3.7 million was previously scheduled to mature subsequent to 2011. The Company is working to remedy these defaults and, as of the date of this Report, no creditors have filed a default under the Plan with the bankruptcy court. The Company has not received a notice of default of any of the aforementioned debt as of the date of this Report. In addition, we have accrued unpaid federal taxes of approximately $1.0 million related to 2009 and 2010, which is subject to a payment plan of $50,000 per month over the next approximate three years.

Our cash flows from operations during 2010 and through the date of this Report have not been sufficient to meet all our obligations. Historically, we have funded the Company’s cash shortfalls with ad hoc loans from related parties and third parties. However, these loans have not been enough to fund our expansion plans to the point of achieving cash positive operations, nor refinance our debt.  As a result, we will likely be required to either continue borrowing funds from shareholders or raise additional capital to meet the aforementioned obligations and fund expected working capital to expand our mining operation in 2011. Management’s plan is to complete a financing to deploy additional equipment, which we expect to escalate our rate of production and, as a result, our cash flows from operations. Should the Company receive a notice of default and demand for immediate payment on any of the aforementioned debts, we will likely be required to raise up to a total of approximately $15 million. Our inability to obtain immediate financing from third parties will negatively impact our ability to fund operations and execute our business plan. Any failure to obtain such financing could force us to abandon or curtail our operations. There is no assurance that we can raise additional capital from external sources, the failure of which could cause us to sell assets or curtail operations. We have no credit facilities in place, and as the Company has no debt or equity funding commitments, we will need to rely upon best efforts financings. Accordingly, we cannot identify or predict what external sources may provide financing, nor what terms any prospective financing may have.   Our auditors have issued a going concern opinion for our consolidated financial statements due to the substantial doubt about our ability to continue as a going concern.

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

Off-Balance Sheet Arrangements

As of June 30, 2011, the Company had no off-balance sheet arrangements.

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

Occasionally, Hidden Splendor is issued citations by the Mine Safety and Health Administration in connection with regular inspections of the Horizon Mine. Management is unable to predict the outcome of these pending administrative actions. If America West is not successful in eliminating or significantly reducing such proposed penalties, such result could adversely affect the company’s financial condition and operations.  When appropriate, Hidden Splendor challenges citations and order written by MSHA, resulting in reductions to proposed penalties or administrative adjudications with no penalties. According to MSHA’s Data Retrieval System, during the second quarter of 2011 Hidden Splendor was issued a total of 68 citations and order.  We were issued 61 citations of which 15 were written as “S&S” citations.  We were issued a total of 7 orders during that same period.  With regard dollar amount of the proposed penalties associates with those orders and citations, the Data Retrieval System shows that as of August 13, 2011 MSHA has proposed penalties associated with the citations and orders written in the second quarter which total $50,482.  Historically, we have challenged such proposed assessments were appropriate.As of August 13, 2011, we have 35 administrative proceedings which have not been finalized.  Proposed penalties in those 35 proceedings total $1,071,178.  We also have 12 administrative proceedings which have been settled, but are not final because the administrative law judges in those proceedings have not issued orders approving the settlements.  In these settled, but not yet finalized proceedings, MSHA proposed penalties which total $101,561, while the amounts on which MSHA and Hidden Splendor have settled total $69,431.  We also have 17 administrative proceedings in which some of MSHA’s proposed penalties have been settled and the agreed upon amounts have been approved by the administrative law judges.  In those cases, MSHA’s proposed penalties total $444,233 and the amounts of the approved settlements total $150,592.

ITEM 1A. RISK FACTORS

This Report should be read in conjunction with “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Set forth below is certain information concerning issuances and pending obligations of issuances of common stock that were not registered under the Securities Act of 1933 (“Securities Act”) that occurred, but were not reported in the Form 10-K filed with the SEC on April 15, 2011 for the fiscal year ended December 31, 2010, during the first and second quarters of fiscal 2011 and to date:

In April 2011, we issued Uptick Capital LLC 25,000 shares of the Company’s Common Stock pursuant to the extension of a consulting agreement.  Such shares were valued at $28,750.

In April 2011, we issued Riverstone Wealth Management and certain of its affiliates an aggregate of 200,000 shares of the Company’s Common Stock pursuant to the settlement of a finder’s fee agreement associated with funds invested in the Company by Denly Utah Coal LLC.  Such shares were valued at $350,000.

In April 2011, we entered into a debt settlement agreement with a third party lender pursuant to which we issued the third party lender a total of 550,000 shares of the Company’s Common Stock as settlement of a total of $521,875 principal and accrued interest.

In April 2011, we issued a total of 1,190,000 shares of the Company’s Common Stock for cash consideration aggregating $1,035,300. A commission of $154,700 was paid to John Thomas Financial Inc. in connection with the sales of these shares.

In June 2011, we issued Uptick Capital LLC 12,500 shares of the Company’s Common Stock pursuant to the extension of a consulting agreement.  Such shares were valued at $17,375.

In June 2011, we issued our former chief financial officer 100,000 shares of the Company’s Common Stock pursuant to the settlement of $100,000 in deferred compensation.  Such shares were valued at $133,000.

In June 2011, we issued Howard Kent Profit Sharing Plan 25,000 shares of the Company’s Common Stock as consideration for the suspension of payments to the bankruptcy creditor until September 2011.   Such shares were valued at $31,250.

In July 2011, we entered into debt settlement agreements with third party lenders pursuant to which we issued the third party lenders a total of 4,911,500 shares of the Company’s Common Stock as settlement of a total of $4,465,000 short-term debt.    John Thomas Financial was paid $580,450 in sales commissions with respect to this settlement of debt.

In July 2011, we issued Denly Utah Coal LLC, a major shareholder, a total of 6,301,923 shares of the Company’s Common Stock as settlement of $6,301,923 in debt and accrued interest.

In July 2011, we issued Uptick Capital LLC 25,000 shares of the Company’s Common Stock pursuant to the extension of a consulting agreement.  Such shares were valued at $25,000.

During July 2011, we issued a total of 2,000,000 shares of the Company’s Common Stock for cash consideration aggregating $2,000,000. In connection with this financing, John Thomas Financial was paid cash sales commissions of $260,000, and was issued a warrant to purchase 200,000 shares of the Company’s Common Stock at a purchase price of $1.00 per share.

In July 2011, we entered into debt settlement agreement with John Thomas Bridge and Opportunity Fund LP and John Thomas Bridge and Opportunity Fund II LP, both managed by George R. Jarkesy, Jr., a director of our Company.  Pursuant to the debt settlement agreement, we issued the related parties a total of 500,000 shares of the Company’s Common Stock as settlement of a total of $500,000 short-term debt.    John Thomas Financial was paid $65,000 in sales commissions with respect to this settlement of debt.

In August 2011, we borrowed $600,000 from Denly Utah Coal LLC.   We issued Denly 600,000 shares of common stock as additional consideration for the loan.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

Exhibits

Exhibit	Description	Location of Exhibit

31.1	Chief Executive Officer Section 302 Certification pursuant to Sarbanes-Oxley Act.	Included with this filing.

31.2	Chief Financial Officer Section 302 Certification pursuant to Sarbanes-Oxley Act.	Included with this filing.

32.1	Chief Executive Officer Section 906 Certification pursuant to Sarbanes-Oxley Act.	Included with this filing.

32.2	Chief Financial Officer Section 906 Certification pursuant to Sarbanes-Oxley Act.	Included with this filing

SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICA WEST RESOURCES, INC.

Dated: August 15, 2011	By:	/s/ Dan R. Baker
Dan R. Baker
Chief Executive Officer

	By:	/s/ Brent M. Davies
Brent M. Davies
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002