Form 10-Q
period 2011-09-30
AMERICA WEST RESOURCES, INC.
filed 2011-11-21
CIK 867687

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

  X .    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2011

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

APPLICABLE ONLY TO CORPORATE REGISTRANTS

The number of shares of common stock issued and outstanding as of November 20, 2011, is 64,656,675.

America West Resources, Inc.

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

America West Resources, Inc. and Subsidiary

America West Resources, Inc. and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	September 30, 2011	December 31, 2010
Assets
Current assets:
Cash and cash equivalents	$118,779	$65,003
Restricted cash	204,012	4,010
Accounts receivable	259,176	466,871
Inventory	-	136,037
Deferred financing costs	140,633	543,291
Prepaid expenses	145,927	115,115
Total current assets	868,527	1,330,327

Deposits	814,272	804,148
Property and equipment:
Property and equipment	14,942,784	11,150,980
Land and mineral properties	25,842,401	19,627,847
Less: accumulated depreciation and depletion	(10,995,120)	(9,439,156)
Net property and equipment	29,790,065	21,339,671

Total assets	$31,472,864	$23,474,146

Liabilities and Stockholders’ Deficit
Current liabilities:
Bank overdraft	$98,460	$180,733
Accounts payable	3,116,087	3,077,428
Accounts payable - related party	361,071	521,506
Accrued expenses	3,267,017	4,567,572
Deferred revenue	500,000	500,000
Short-term debt – related party, net of unamortized discounts of $1,376,977 and $58,897	3,674,129	8,120,599
Current maturities of long-term debt, net of unamortized discount of $28,225 and $2,197,251	5,425,311	12,772,358
Current maturities of related party convertible debt net of unamortized discount of $1,794,357 and $0	5,602,197	-
Capital lease obligation	105,161	-
Derivative liabilities	490,727	1,594,370
Total current liabilities	22,640,160	31,334,566

Long-term debt, net of unamortized discount of $6,976 and $0	347,297	1,114,450
Asset retirement obligation	134,969	134,969
Total liabilities	23,122,426	32,583,985

Stockholders’ equity (deficit):
Preferred stock, $0.0001 par value; 2,500,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.0001 par value; 300,000,000 shares authorized;63,266,675 and 33,459,440 shares issued and outstanding, respectively	6,326	3,346
Additional paid-in capital	63,811,188	29,994,056
Accumulated deficit	(55,467,077)	(39,107,241)
Total stockholders’ equity (deficit)	8,350,437	(9,109,839)
Total liabilities and stockholders’ equity (deficit)	$31,472,863	$23,474,146

The accompanying notes are an integral part of these condensed consolidated financial statements.

America West Resources, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Coal sales	$3,591,604	$2,820,318	$11,060,347	$7,280,835
Machine repair services	2,248	7,776	27,704	32,241
Total revenue	3,593,852	2,828,094	11,088,051	7,313,076

Operating expenses:
Operating costs and expenses	3,390,330	2,231,904	9,255,140	4,730,266
Depreciation, depletion and accretion	576,156	1,136,305	1,555,964	3,768,777
General and administrative expenses	1,532,333	2,839,854	5,573,141	6,483,395
Total operating expenses	5,498,819	6,208,063	16,384,245	14,982,438

Loss from operations	(1,904,967)	(3,379,969)	(5,296,194)	(7,669,362)

Other income (expenses):
Gain on derivative liabilities	324,232	965,228	1,103,643	1,141,602
Interest income	3	-	505	-
Amortization of debt discount	(1,409,408)	(548,850)	(5,852,972)	(1,706,409)
Amortization of deferred finance costs	(284,825)	(38,933)	(1,551,742)	(95,972)
Interest expense	(677,036)	(882,434)	(1,735,459)	(1,844,709)
Loss on extinguishment of debt	(2,215,189)	-	(3,027,617)	(3,047,313)
Total other expenses, net	(4,262,223)	(504,989)	(11,063,642)	(5,552,801)

Net Loss	$(6,167,190)	$(3,884,958)	$(16,359,836)	$(13,222,163)

Basic and Diluted Loss Per Share	$(0.11)	$(0.14)	$(0.41)	$(0.55)
Weighted Average Shares Outstanding
Basic and Diluted	58,418,800	26,930,434	40,256,462	24,196,316

The accompanying notes are an integral part of these condensed consolidated financial statements.

America West Resources, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Nine Months Ended
	September
	2011	2010
Cash Flows from Operating Activities:
Net loss	$(16,359,836)	$(13,222,163)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and depletion	1,555,964	3,768,777
Amortization of debt discounts	5,852,972	1,706,409
Amortization of deferred financing costs	1,551,742	95,972
Accretion of asset retirement obligation	-	36,000
Common stock issued for services	437,189	364,310
Common stock issued for interest	-	280,011
Warrant expense	130,000	1,552,736
Option expense	270,087	799,249
Impairment of mineral rights	-	222,000
Loss on debt extinguishment	3,027,617	3,047,313
Loss on write-off of property and equipment	-	50,093
Loss (gain) on derivative liabilities	(1,103,643)	(1,141,602)
Changes in current assets and liabilities:
Accounts receivable	207,695	661,006
Inventory	136,037	(541,195)
Prepaid expenses	179,544	(34,311)
Accounts payable	38,659	(133,541)
Accounts payable-related party	(160,435)	71,500
Deferred revenue	-	500,000
Accrued liabilities	481,782	2,652,586
Net cash provided by (used in) operating activities	(3,754,626)	735,150
Cash Flows from Investing Activities:
Purchase of property and equipment	(2,707,276)	(261,773)
Capital expenditures for land and mineral properties	(6,924,945)	(4,042,048)
Restricted cash	(200,002)	611,773
Deposits	(10,124)	(267,000)
Net cash used in investing activities	(9,842,347)	(3,959,048)
Cash Flows from Financing Activities:
Proceeds from issuance of common stock, net of issuance costs	5,573,688	-
Proceeds from exercise of warrants	168	-
Net payments on revolving credit	-	(34,500)
Bank overdraft (replenish bank overdraft)	(82,273)	(504,502)
Payment for deferred financing costs	(44,850)	(261,950)
Proceeds from related party debt	10,379,154	1,507,111
Payments on related party debt	(145,000)	(35,000)
Proceeds from debt	495,356	3,723,686
Payments on debt	(2,256,518)	(1,205,121)
Payments made on capital lease obligations	(268,976)	-
Net cash provided by financing activities	13,650,749	3,189,724
Net increase (decrease) in cash and cash equivalents	53,776	(34,174)
Cash and cash equivalents at beginning of period	65,003	44,660
Cash and Cash Equivalents at End of Period	$118,779	$10,486
Supplemental cash flow information
Cash paid for interest	$417,127	$594,829
Cash paid for income taxes	-	-
Noncash Investing and Financing Activities
Equipment acquired through capital lease	$180,302	$-
Equipment acquired through issuance of notes payable	168,835	-
Debt and interest converted to common shares	16,350,665	-
Accrued interest converted to convertible debt	2,127,408	-
Debt discount due to common stock issued with debt	2,367,980	5,491,194
Warrants issued for debt issuance costs	1,123,979	-
Debt financing costs accrued	257,500	-
Common shares issued for liabilities	299,000	-
Financed insurance premiums	210,356	-
Accrued interest converted to debt	-	94,088
Accrued taxes converted to debt	-	1,419,450
Warrants cancelled for common stock and resolution of associated derivative liabilities	-	1,390,600
Derivative liabilities	-	827,528
Resolution of derivative liabilities	-	744,026
The accompanying notes are an integral part of these condensed consolidated financial statements.

America West Resources, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 –BASIS OF PRESENTATION

The accompanying unaudited interim condensed consolidated financial statements as of September 30, 2011, have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the 2010’s Annual Report filed with the SEC on Form 10-K on April 15, 2011. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the consolidated financial statements which would substantially duplicate the disclosure contained in the audited consolidated financial statements for fiscal 2010 as reported in the Form 10-K on April 15, 2011 have been omitted.

Principles of Consolidation

The unaudited condensed consolidated financial statements include the financial information of America West Resources, Inc., and its wholly owned subsidiaries, Hidden Splendor Resources, Inc. (“Hidden Splendor”), America West Services, Inc., and America West Marketing, Inc. (collectively “America West”).  All significant inter-company accounts and transactions have been eliminated.

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

NOTE 2 – GOING CONCERN

As shown in the accompanying condensed consolidated financial statements, America West has incurred continual losses and an accumulated deficit of $55,467,077 as of September 30, 2011. These conditions raise substantial doubt as to America West’s ability to continue as a going concern. Management is attempting to raise additional capital through sales of stock and enhance the operations of Hidden Splendor to achieve cash-positive operations. The unaudited consolidated financial statements do not include any adjustments that might be necessary if America West is unable to continue as a going concern.

NOTE 3 – DEBT

During the nine months ended September 30, 2011, America West borrowed an aggregate of $495,356  from third parties. The notes bear interest at 10% per annum and mature between March 15, 2011 and January 9, 2012.  A total of 335,000 common shares were issued in connection with the debt.  The relative fair value of these shares was $208,266 and was recorded as a debt discount.  The debt discount is amortized and recorded as interest expense over the term of the debt using the effective interest method.  Amortization and extinguishment of discounts for the nine months ended September 30, 2011 was $2,234,848 .

On June 4, 2011, America West borrowed $208,250 to pay for insurance.  The note bears interest at 3.25% per annum and matures on April 4, 2012.  $105,701 has been repaid during the nine months ended September 30, 2011.

A summary of the third party debt and convertible debt activity for the nine months ended September 30, 2011 is as follows:

Balance, net at December 31, 2010	$10,472,188
Borrowings	495,356
Principal payments	(2,256,518)
Interest converted to principal	-
Principal converted to common stock	(4,965,000)
Debt discounts	(208,266)
Debt discounts amortized and extinguished	2,234,848
Balance, net at September 30, 2011	5,772,608
Less: current maturities, net	(5,425,311)
Long term portion, net at September 30, 2011	$347,297

NOTE 4 – RELATED PARTY TRANSACTIONS

Debt Owed to Related Parties

During the nine months ended September 30, 2011, America West borrowed an aggregate of $184,380 from an entity controlled by a Director of America West. The notes bear interest at 10% per annum and mature between January 20, 2011 and July 31, 2011. A total of 117,079 common shares were issued in connection with the debt.  The relative fair value of these shares was $87,428 and was recorded as a debt discount.  The debt discount will be amortized and recorded as interest expense over the term of the debt using the effective interest method. Amortization for the nine months ended September 30, 2011 was $21,860 while $65,568 was recorded as a loss on the extinguishment of debt during the nine months ended September 30, 2011, due to the modification of various loans on March 31, 2011 as discussed below.  The unamortized discount on these notes was $0 as of September 30, 2011.

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

America West evaluated the modification under FASB ASC 470-50 and determined that the modification was substantial due to a substantive conversion option being added and the revised terms constituted a debt extinguishment.  At any time prior to the full payment of the notes, the creditors have the option to convert all or any portion of the unpaid balance of the notes into shares of common stock. The first $3,000,000 of the debt is convertible at $1.00 per share. After the first $3,000,000, 50% of the remaining debt is convertible at $1.00 per share, the next 25% is convertible at $1.25 per share and the last 25% is convertible at $1.50 per share. If the entire principal balance was converted, 3,684,170 shares of America West’s common stock would be issued. America West evaluated the terms of the modified note under FASB ASC 815-15 and determined that the note did not require derivative treatment. America West then evaluated the note under FASB ASC 470-20 and determined that the note contained a beneficial conversion feature. The intrinsic value of the beneficial conversion feature was determined to be $1,736,828 and was recorded as a discount. The discount is amortized and recorded as interest expense over the term of the debt using the effective interest method.  On March 31, 2011, $3,000,000 of the modified notes was converted into 3,000,000 common shares. The related discount of $1,500,000 was fully amortized to interest expense during the nine months ended September 30, 2011.  On July 14, 2011, $482,106 of the modified notes and $17,894 of accrued interest were converted into 500,000 common shares.  The related discount of $20,501 was fully amortized to interest expense during the nine months ended September 30, 2011 and $119,774 was recorded as a loss on extinguishment of debt.  Total amortization of these discounts for the nine months ended September 30, 2011 was $1,540,448 and the unamortized discount on the modified notes as of September 30, 2011 totaled $76,606.

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

America West incurred cash commissions associated with these notes of $302,350 which were recorded as deferred financing costs. During the nine months ended September 30, 2011, $274,460 of these new costs and $290,540 of financing costs from 2010 were amortized to interest expense. In addition, $277,245 of the financing costs was expensed to loss on extinguishment of debt when the loan associated with these deferred costs were converted to equity on July 14, 2011.  The total unamortized cash deferred financing costs were $3,396 as of September 30, 2011.

Through multiple amendments between February 11, 2011 and March 31, 2011, all debt and interest owed to a related  party was modified and consolidated into one convertible loan with a principal amount of $10,765,839.  This loan includes $9,125,088 of principal and $1,640,751 of accrued interest converted to principal.  The modified note bears interest at the rate of 8% per annum and matures on June 1, 2014. The modified note requires monthly principal and interest payments of $221,259 beginning on July 1, 2011 with a final payment upon maturity of the unpaid principal and interest.   The note is secured by essentially all of the assets of America West, subject to the Hidden Splendor bankruptcy security requirements.  As part of the loan agreement, the Company must comply with certain covenants which, among other matters, include restrictions in the amounts of capital stock and stock options that can be issued for each of the years 2011, 2012 and 2013.  America West is also not allowed to incur or assume any debt or contingent liabilities not provided for in the loan agreement.

America West evaluated the modification under FASB ASC 470-50 and determined that the modification was substantial due to a substantive conversion option being added and the revised terms constituted a debt extinguishment.  At any time prior to the full payment of the note, the creditor has the option to convert all or any portion of the unpaid balance of the note into shares of common stock. The first 50% of the debt is convertible at $1.00 per share, the next 25% is convertible at $1.25 per share and the last 25% is convertible at $1.50 per share. If the entire principal balance was converted, 9,330,394 shares of America West’s common stock would be issued.  America West evaluated the terms of the modified note under FASB ASC 815-15 and determined that the note did not require derivative treatment. America West then evaluated the note under FASB ASC 470-20 and determined that the note contained a beneficial conversion feature. The intrinsic value of the beneficial conversion feature was determined to be $3,229,752 and was recorded as a discount. The discount will be amortized and recorded as interest expense over the term of the debt using the effective interest method.  Amortization for the nine months ended September 30, 2011 was $551,608 and was recorded as interest expense while $883,787 was recorded as a loss on the extinguishment of debt due to the conversion of $3,600,000 of principal to 3,600,000 common shares. The unamortized discount on these notes was $1,794,357 as of September 30, 2011.  The remaining principal balance was $7,165,839 as of September 30, 2011.

In connection with this loan modification, the vesting of certain common stock warrants previously issued to this note holder was accelerated. A total of 250,000 common stock warrants that originally vested monthly through May 2011 were modified whereby they vested in full on February 11, 2011. The total fair value associated with these warrants of $390,000 was included in the loss on extinguishment of debt. The total loss on extinguishment of debt associated with this loan modification during the nine months ended September 30, 2011 was $449,789 consisting of the expense related to these modified warrants and the unamortized discounts on the extinguished debt.

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

On May 24, 2011, debt owed to a related party was modified. The original debt terms required monthly payments of $21,360 from February 5, 2011 through January 5, 2013. The monthly payments under the note were modified to be payable as follows:

May 2011	$10,000
June 2011	$10,000
September 2011 – December 2012	$21,360 per month
January 2013	$108,163

In connection with this loan modification, America West issued the note holder 25,000 shares of common stock. America West evaluated the modification under FASB ASC 470-50 and determined that the modification was not substantial and therefore did not constitute a debt extinguishment.  The fair value of the common shares issued was determined to be $31,250 and was recorded as a debt discount.  The discount will be amortized to interest expense over the term of the debt using the effective interest method. Amortization for the nine months ended September 30, 2011 was $6,417 and the unamortized discount on this note was $24,833 as of September 30, 2011.

In June 2011, America West borrowed a total of $1,928,000 through the issuance of convertible promissory notes. The notes are secured by essentially all of the assets of America West, subject to the Hidden Splendor bankruptcy security requirements, bear interest at 8% per annum and mature on July 15, 2011.  At any time prior to the full payment of the note, the creditor has the option to convert all or any portion of the unpaid balance of the note into shares of common stock. The first 50% of the debt is convertible at $1.00 per share, the next 25% is convertible at $1.25 per share and the last 25% is convertible at $1.50 per share.  If the entire principal balance was converted, 1,670,933 shares of America West’s common stock would be issued.  America West evaluated the terms of the notes under FASB ASC 815-15 and determined that the notes do not require derivative treatment. America West then evaluated the notes under FASB ASC 470-20 and determined that the notes contain beneficial conversion features. The intrinsic value of the beneficial conversion features was determined to be $547,000 and was recorded as a discount. The discount is being amortized and recorded as interest expense over the term of the debt using the effective interest method.  Amortization for the nine months ended September 30, 2011 was $547,000 and the unamortized discount on these notes was $0 as of September 30, 2011.  The entire balance of the notes was converted on July 14, 2011 to 1,670,933 shares of common stock.

On July 8 and 14, 2011, America West borrowed a total of $762,130 through the issuance of convertible promissory notes. The notes are secured by essentially all of the assets of America West, subject to the Hidden Splendor bankruptcy security requirements, bear interest at 8% per annum and mature on July 15, 2011.  At any time prior to the full payment of the note, the creditor has the option to convert all or any portion of the unpaid balance of the note into shares of common stock. The first 50% of the debt is convertible at $1.00 per share, the next 25% is convertible at $1.25 per share and the last 25% is convertible at $1.50 per share.  If the entire principal balance was converted, 660,513 shares of America West’s common stock would be issued.  America West evaluated the terms of the notes under FASB ASC 815-15 and determined that the notes do not require derivative treatment. America West then evaluated the notes under FASB ASC 470-20 and determined that the notes contain beneficial conversion features. The intrinsic value of the beneficial conversion features was determined to be $21,160 and was recorded as a discount. The discount is being amortized and recorded as interest expense over the term of the debt using the effective interest method.  Amortization for the nine months ended September 30, 2011 was $21,160.  The entire balance of the notes was converted on July 14, 2011 to 660,513 shares of common stock.

On July 14, 2011, $4,465,000 of debt that was not originally issued as convertible promissory notes and $330,744 of accrued interest were converted into 4,911,500 shares of common stock at $1.00 per share.  The original debt was issued between October and December 2010.  The fair value of the common stock issued was determined to be $4,911,500. As a result, $316,383 of unamortized debt discount and the $115,756 excess fair value of the common stock were recorded as loss on extinguishment of debt.  $100,000 of this issuance of debt remains after the July 14, 2011 conversion and has $10,386 of unamortized debt discount as of September 30, 2011.  No principal or interest is due prior to December 31, 2011.

During June 2011, America West repaid $5,000 of related party debt owed to an entity controlled by a Director of America West.

In July 2011, America West borrowed a total of $800,000 from a major shareholder.  The notes bear interest at 8% per annum and mature on December 31, 2011.  The notes have no specific repayment schedule.

During August and September 2011, America West borrowed an aggregate of $4,200,000 from a major shareholder. The notes bear interest at 8% per annum and mature on December 31, 2011.  A total of 4,200,000 common shares were issued in connection with the debt.  The relative fair value of these shares was $1,727,129 and was recorded as a debt discount.  The debt discount is amortized and recorded as interest expense over the term of the debt using the effective interest method.  Amortization for the nine months ended September 30, 2011 was $350,152.  The unamortized discount on these notes as of September 30, 2011 was $1,376,977.

A summary of the related party debt and related party convertible debt activity for the nine months ended September 30, 2011 is as follows:

Balance, net at December 31, 2010	$11,535,219
Borrowings	10,589,510
Principal payments	(145,000)
Interest converted to principal	2,127,408
Principal converted to common stock	(11,772,236)
Debt discounts	(8,694,456)
Debt discounts amortized and extinguished	5,640,881
Balance, net at September 30, 2011	9,281,326
Less: current maturities, net	(4,256,313)
Long term portion, net at September 30, 2011	$5,025,013

Other Related Party Transactions

America West leases office space from an entity owned by certain stockholders of America West. In addition, Hidden Splendor leases certain water rights from the entity. As of September 30, 2011 and December 31, 2010, the total accrued liability for these items was $299,600 and $243,600, respectively.

America West receives transfer agent services from an entity controlled by a director of America West. The payable to this entity totaled $61,471 and $35,971 as of September 30, 2011 and December 31, 2010, respectively.

Hidden Splendor ships a portion of its coal utilizing a trucking company owned by America West's Chief Executive Officer. For the nine months ended September 30, 2011 and 2010, Hidden Splendor incurred trucking fees amounting to $1,681,637 and $587,000, respectively which is included in general and administrative expenses in the consolidated statements of operations. The amount payable to this trucking company as of September 30, 2011 and December 31, 2010 totaled $0 and $241,935, respectively.

NOTE 5 – CAPITAL LEASE OBLIGATIONS

During February 2011, America West entered into a capital lease for the acquisition of equipment for $180,302. The lease requires 8 monthly payments of $18,163 through October 2011. The lease contains a bargain purchase option whereby the Company may purchase the equipment for $1 at the end of the lease term. The unpaid balance on the lease as of September 30, 2011, was $105,161.

NOTE 6 – STOCKHOLDERS’ EQUITY

Common Stock

During the nine months ended September 30, 2011, America West issued 200,000 common shares to repay an accrued liability of $299,000. The fair value of the shares was determined to be $350,000 resulting in a loss on the extinguishment of liabilities of $51,000.

During the nine months ended September 30, 2011, America West issued 435,500 common shares for services rendered valued at $437,180.

During the nine months ended September 30, 2011, America West issued 6,798,078 common shares for $6,798,078 cash, net of $924,733 of cash issuance costs. In connection with the sale of these shares, America West granted 585,000 common stock warrants to an entity controlled by a Director of America West as additional stock issuance costs. The fair value of the warrants was determined to be $805,199 (see Warrants section below).

During the nine months ended September 30, 2011, America West issued 5,058,745 common shares with debt. The relative fair value of the shares was determined to be $2,367,981 and was recorded as a discount on the debt. See Notes 3 and 4 for details.

During the nine months ended September 30, 2011, America West issued 17,298,245 common shares for the conversion of $16,737,237 of principal and $417,127 of accrued interest. See Notes 3 and 4 for details.

During the nine months ended September 30, 2011, America West issued 16,667 common shares for the exercise warrants and received cash of $168.

Options

A summary of option transactions for the nine months ended September 30, 2011 is as follows:

	Options	Wtd. Avg Exercise Price
Outstanding at December 31, 2010	1,250,625	$2.93
Granted	-	-
Exercised	-	-
Forfeited	-	-
Expired	-	-
Outstanding at September 30, 2011	1,250,625	$2.93
Exercisable at September 30, 2011	1,250,625	$2.93

During the nine months ended September 30, 2011, the remaining fair value of the outstanding options of $270,087 was expensed.

At September 30, 2011, the range of exercise prices and the weighted average remaining contractual life of the options outstanding were $0.12 to $5.40 and 2.22 years, respectively. The intrinsic value of the exercisable options outstanding at September 30, 2011 was $63,000.

Warrants

On January 21, 2011, America West granted 548,708 common stock warrants to an entity controlled by a Director of America West with an exercise price of $1.20.  The warrants vest immediately and have a term of five years.  The fair value of the warrants was determined to be $1,123,979 using the Black Scholes stock option valuation model.  The significant assumptions used in the valuation were: the exercise price noted above, the market value of America West’s common stock on January 21, 2011, $2.05, expected volatility of 291.71%, risk free interest rate of 3.4% and an expected term of five years.  The warrants were issued as a commission for various debt raises and the fair value of the warrants was recorded as deferred financing costs. During the nine months ended September 30, 2011, $986,742 of these costs was amortized to interest expense. The unamortized deferred financing costs associated with these warrants totaled $137,237 as of September 30, 2011.

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

In addition, the remaining fair value of warrants issued in October 2009 was expensed during the nine months ended September 30, 2011. A total of $130,000 was recorded as warrants expense and $390,000 was included in the loss on extinguishment of debt due to the loan modification discussed in Note 3.

A summary of warrant transactions for the nine months ended September 30, 2011 is as follows:

	Warrants	Wtd. Avg Exercise Price
Outstanding at December 31, 2010	2,485,276	$1.66
Granted	1,133,708	1.10
Exercised	(16,667)	0.01
Forfeited	-	-
Expired	-	-
Outstanding at September 30, 2011	3,602,317	1.49
Exercisable at September 30, 2011	3,602,317	$1.49

At September 30, 2011, the range of exercise prices and the weighted average remaining contractual life of the warrants outstanding were $0.01 to $5.04 and 4.65 years, respectively. The intrinsic value of the warrants exercisable at September 30, 2011 was $784,137. The weighted average grant date fair value of the warrants granted during the nine months ended September 30, 2011 was $1.70.

NOTE 7 – DERIVATIVES

As of September 30, 2011, America West has an aggregate of 911,564 outstanding warrants containing exercise price reset provisions which requires derivative treatment under FASB ASC 815-15.

The fair value of these liabilities as of September 30, 2011 totaled $490,727 and was calculated using the Black Scholes stock option valuation model.  The significant assumptions used in the September 30, 2011 valuation were: the exercise prices ranging from $0.12 to $3.60; the market value of America West’s common stock on September 30, 2011, $0.75; expected volatilities between 190.01% and 193.93%; risk free interest rate of 0.25%, and remaining contract terms between 2.09 and 2.28 years.

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

The following table sets forth by level with the fair value hierarchy the Company’s financial assets and liabilities measured at fair value on September 30, 2011.

	Level 1	Level 2	Level 3	Total
Assets
None	$-	$-	$-	$-

Liabilities
Derivative financial instruments	$-	$-	$490,727	$490,472

The following table provides a summary of the changes in fair value, including net transfers in and/or out, of the derivative financial instruments measured at fair value on a recurring basis using significant unobservable inputs:

Warrants

Fair value at December 31, 2010	$1,594,370
Unrealized gain included in other income (expense)	(1,103,643)
Fair value at September 30, 2011	$490,727

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

In September 2010, Kenneth Rushton, the Chapter 7 Trustee for C.W. Mining Company dba Co-Op Mining Company in the Chapter 7 bankruptcy action on file in the United States District Bankruptcy Court in the District of Utah, brought an adversarial proceeding naming Hidden Splendor Resources, Inc. as a defendant. In this action, the trustee alleges that a $40,000 payment the debtor made to Hidden Splendor in 2007 is avoidable under 11 U.S.C. Section 548 and alleges that the Trustee may recover from Hidden Splendor the value of that payment. Hidden Splendor denies that the trustee is entitled to the relief he seeks and will file an answer to the complaint. America West believes the probability of incurring any losses associated with this claim to be minimal. As such, no expenses have been accrued.

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

Occasionally, Hidden Splendor is issued citations by the Mine Safety and Health Administration in connection with regular inspections of the Horizon Mine. Management is unable to predict the outcome of these pending administrative actions. If America West is not successful in eliminating or significantly reducing such proposed penalties, such result could adversely affect the company’s financial condition and operations.  When appropriate, Hidden Splendor challenges citations and order written by MSHA, resulting in reductions to proposed penalties or administrative adjudications with no penalties. According to MSHA’s Data Retrieval System, during the third quarter of 2011 Hidden Splendor was issued a total of 69 citations and order.  The Company was issued 58 citations of which 10 were written as “S&S” citations.  The Company was issued a total of 11 orders during that same period. With regard dollar amount of the proposed penalties associates with those orders and citations, the Data Retrieval System shows that as of November 15, 2011, MSHA has proposed penalties associated with the citations and orders written in the third quarter which total $3,519.  Historically, the Company has challenged such proposed assessments were appropriate. As of November 15, 2011, the Company has 143 administrative proceedings which have not been finalized.  Proposed penalties in those 143 proceedings total $1,162,494. The Company also has 13 administrative proceedings which have been settled, but are not final because the administrative law judges in those proceedings have not issued orders approving the settlements.  In these settled, but not yet finalized proceedings, MSHA proposed penalties which total $32,445, while the amounts on which MSHA and Hidden Splendor have settled total $17,843. The Company also has 268 administrative proceedings in which some of MSHA’s proposed penalties have been settled and the agreed upon amounts have been approved by the administrative law judges.  In those cases, MSHA’s proposed penalties total $554,130 and the amounts of the approved settlements total $227,028.

In December 2010, the Company agreed to serve as guarantor on $250,000 of debt payments owed by Wild West Trucking, a trucking company owned by the spouse of America West's Chief Executive Officer, to its secured creditor Zions Bank.  The Company agreed to increase its limited guarantee to $350,000 in July 2011.  The balance of the notes has paid in full as of the date of this report.

NOTE 9 – SUBSEQUENT EVENTS

During October, the Company borrowed $1,365,000 from a related party lender.  The Company issued the lender 1,365,000 shares of common stock as additional consideration for the loans.  The notes carry an interest rate of 8% per annum and mature on December 31, 2011.

During October the Company issued 25,000 shares in exchange for service rendered by Uptick.

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

Coal mined from the Horizon Mine is loaded into trucks which haul the coal either directly to end users of the coal or to distribution facilities known as loadouts where the coal is loaded into rail cars and transported via rail to customers. The Horizon Mine is located approximately eight miles from the nearest loadout facility (which we acquired during the 3rd quarter of 2011 and approximately sixteen miles from the loadout facility previously most commonly used to ship our coal to end users. Hidden Splendor sells the coal mined at the Horizon Mine on a “FOB the mine” or “FOB the railcar” basis. For the “FOB the mine” basis, Hidden Splendor earns payment for the coal mined from the Horizon Mine as that coal is loaded into trucks at the mine site. Once the coal is loaded into those trucks, the coal belongs to our customers. For the “FOB the railcar” basis, Hidden Splendor earns payment for the coal mined from the Horizon Mine as that coal is loaded into the railcar at the railroad loadout facility. Once the coal is loaded into those railcars, the coal belongs to our customers.

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

Hidden Splendor’s general unsecured creditors were owed approximately $3,400,000 as of the date of the Plan. Under the Plan, general unsecured creditors will receive no less than 50% and up to 70% of their respective allowed claims, or a minimum principal amount of approximately $1,700,000 and a maximum principal amount of approximately $2,380,000. On the effective date of the Plan, general unsecured creditors received an initial distribution of 10% of their respective allowed claims from the Plan Funding Contribution, or approximately $340,000. Thereafter, assuming the general unsecured creditors receive 70% of their respective allowed claims, the general unsecured creditors will receive semi-annual payments from a disbursing agent continuing for the duration of the Plan term. Hidden Splendor has paid the disbursing agent in equal quarterly installments of approximately $190,000 per quarter over the Plan term. If, however, Hidden Splendor pays the general unsecured creditors 60% of the allowed general unsecured creditor claims within twenty-four months following the effective date of the Plan, then no additional payments will be due and owing to the general unsecured creditors. Hidden Splendor has not made any payments to general unsecured creditors in excess of the aforementioned required quarterly payments as of the date of this Report. Insider claims will receive no distributions. As of September 30, 2011, the balance owed to the general unsecured creditors under the Plan has been paid in full.

In May 2011, Hidden Splendor entered into an agreement with Howard Kent, Inc. Profit Sharing Plan, whereby the Howard Kent, Inc. Profit Sharing Plan agreed to suspend monthly bankruptcy payments until September 2011 in exchange for 25,000 shares of the Company’s common stock.     As of the date of this Report, the balance owed to the Howard Kent Profit Sharing Plan under the Plan was approximately $323,000.   Hidden Splendor is delinquent on the $162,156 quarterly payments due March 31, 2010 and June 30, 2010 and September 30, 2010 and December 31, 2010, March 31, 2011, June 30, 2011 and September 30, 2011 to the priority unsecured creditors (the Internal Revenue Service and the State of Utah tax authorities) as of the date of this Report. As of the date of this Report, the balance owed to the priority unsecured creditors under the Plan was approximately $879,000.     As of the date of this Report, no party to the Plan has filed a notice of default under the Plan with the bankruptcy court.

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

Results of Operations for the Three Months Ended September 30, 2011 Compared to September 30, 2010

Material changes in financial statement line items

The following table presents statements of operations data for each of the periods indicated and presents the percentage of change in each line item from one period to the next.

	Three Months Ended		Percentage
	September 30,		Increase
	2011	2010	(Decrease)

Coal sales	$3,591,604	$2,820,318	27%
Machine repair services	2,248	7,776	(71%)
Total revenue	3,593,852	2,828,094	27%
Operating expenses:
Operating costs and expenses	3,390,330	2,231,904	52%
Depreciation, depletion and accretion	576,156	1,136,305	(49%)
General and administrative expenses	1,532,333	2,839,854	(46%)
Total operating expenses	5,498,819	6,208,063	(11%)
Loss from operations	(1,904,967)	(3,379,969)	(44%)

Other income (expenses):
Gain on derivative liabilities	324,232	965,228	(65%)
Interest income	3	-	-
Amortization of debt discount	(1,409,408)	(548,850)	157%
Amortization of deferred finance costs	(284,825)	(38,933)	632%
Interest expense	(677,036)	(882,434)	(23%)
Loss on extinguishment of debt	(2,215,189)	-	-
Total other income (expenses)	(4,262,223)	(504,989)	744%)

Net loss	$(6,167,190)	$(3,884,958)	59%

We had revenue for the three months ended September 30, 2011 of approximately $3.6 million, an approximate 27% increase from revenues of approximately $2.8 million for the same three month period in 2010. The increase in revenues was attributable to an approximate 23% increase in coal production in 2011 compared to 2010.   Coal production during the 3rd quarter of 2011 was approximately 92,000 tons, compared to approximately 75,000 tons at an average price of $37 per ton in the 3rd quarter of 2010.   The increase in production in 2011 is primarily due to 1) the Company deploying a second continuous miner in the first quarter of 2011, and 2) the Company intermittently idling the mine in the first quarter of 2010 due to lower demand for coal at that time. All coal sales revenue during the third quarter of 2011 was related to coal produced from our Horizon coal mine operations by our wholly-owned subsidiary, Hidden Splendor Resources, Inc.

Our production costs during the three months ended September 30, 2011 were approximately $3.4 million, an increase of approximately $1.2 million, or 52%, over the production costs of approximately $2.2 million reported for the three months ended September 30, 2010.  The increase in production costs in 2011 compared to 2010 was due to:

1)  approximately 22% higher production volume in the third quarter of 2011 compared to the same period in 2010.

2)  an increase of approximately $848,000 in mine supplies in 2011 compared to 2010 as the Company prepared for one of its mining sections to begin a production phase.

Our depreciation, depletion and accretion costs during the three months ended September 30, 2011 were approximately $0.5 million, a decrease of approximately $0.6 million, or 49%, from the depreciation, depletion and accretion costs costs of approximately $1.1 million reported for the three months ended September 30, 2010.  The decrease in depreciation, depletion and accretion costs in 2011 compared to 2010 was due to a change in accounting estimate in regards to the depletion method mine development costs (labor and labor-related costs and supply costs used in developing the Horizon Mine), as it relates to the amount of proven coal reserves the depletion is amortized over.

General and administrative expenses for the three months ended September 30, 2011 totaled approximately $1.5 million, an decrease of approximately $1.3 million, or 46%, from general and administrative expenses of approximately $2.8 million in the prior year’s comparable three month period. The decrease is primarily attributed to an approximate $.04 million decrease in coal excise tax expense due to a change in the method of calculating the tax and a decrease in tax penalties of $0.5 million due to payments of taxes on timely basis in the third quarter of 2011 compared to 2010.

Loss from operations decreased approximately $1.5 million or 44%, primarily due to the aforementioned decrease in general and administrative expenses.

Total net other expenses totaled approximately $4.3 million for the third quarter of 2011, compared to net other expenses of $0.5 million for the third quarter of 2010. The increase in net other expenses in 2011 compared to 2010 is primarily due to a $2.2 million increase in loss on extinguishment of debt partially offset by approximately $0.2 million in lower interest expense.

We incurred an approximate $6.2 million net loss for the three months ended September 30, 2011, compared to an approximate $3.9 million net loss for the three months ended September 30, 2010. The negative variance between the periods of approximately $2.3 million, or 57%, is primarily attributed to the $3.8 million negative variance in net other expenses, partially offset by the approximate $1.5 million positive variance in loss from operations as described in detail above.

Of the approximate $6.2 million net loss for the nine months ended September 30, 2011, approximately $3.8 million is associated with expenses that are one-time charges and/or non-cash items, composed of the following:

•

$0.2 million –legal expenses related to MSHA compliance which are not expected to be recurring in the latter part of 2011

•

$2.2 million - non-cash charge on extinguishment of debt associated with extension of loans and issuance of stock for liabilities

•

$1.4 million – non-cash charge for the amortization of deferred financing costs associated with warrants issued in relation to a previous financing

Results of Operations for the Nine Months Ended September 30, 2011 Compared to September 30, 2010

Material changes in financial statement line items

The following table presents statements of operations data for each of the periods indicated and presents the percentage of change in each line item from one period to the next.

	Nine Months Ended		Percentage
	September 30,		Increase
	2011	2010	(Decrease)

Coal sales	$11,060,347	$7,280,835	52%
Machine repair services	27,704	32,241	(14%)
Total revenue	11,088,051	7,313,076	52%
Operating expenses:
Operating costs and expenses	9,255,140	4,730,266	96%
Depreciation, depletion and accretion	1,555,964	3,768,777	(59%)
General and administrative expenses	5,573,141	6,483,395	(14%)
Total operating expenses	16,384,245	14,982,438	9%
Loss from operations	(5,296,194)	(7,669,362)	(31%)

Other income (expenses):
Gain on derivative liabilities	1,103,643	1,141,602	(3%)
Interest income	505	-	-
Amortization of debt discount	(5,852,972)	(1,706,409)	243%
Amortization of deferred finance costs	(1,551,742)	(95,972)	152%
Interest expense	(1,735,459)	(1,844,709)	(6%)
Loss on extinguishment of debt	(3,027,617)	(3,047,313)	(1%)
Total other income (expenses)	(11,063,642)	(5,552,801)	99%)

Net loss	$(16,359,836)	$(13,222,163)	24%

We had revenue for the nine months ended September 30, 2011 of approximately $11 million, an approximate 52% increase from revenues of approximately $7.3 million for the same nine month period in 2010. The increase in revenues was attributable to an approximate 38% increase in coal production in 2011 compared to 2010.   Coal production during the first nine months of 2011 was approximately 292,000 tons, compared to approximately 212,000 tons in the first nine months of 2010. The increase in production in 2011 is primarily due to 1) the Company deploying a second continuous miner in the first quarter of 2011, and 2) the Company intermittently idling the mine in the first five months of 2010 due to lower demand for coal at that time. All coal sales revenue during 2011 were related to coal produced from our Horizon coal mine operations by our wholly-owned subsidiary, Hidden Splendor Resources, Inc.

Our operating costs and expenses during the nine months ended September 30, 2011 were approximately $9.3 million, an increase of approximately $4.6 million, or 96%, over the operating costs and expenses of approximately $4.7 million reported for the nine months ended September 30, 2010.  The increase in production costs in 2011 compared to 2010 was due to:

1)  approximately 38% higher production volume in the first six months of 2011 compared to the same period in 2010.

2)  an increase of approximately $1,000,000 in equipment repairs in 2011 compared to 2010 as the Company repaired equipment to prepare for one of its mining sections to begin a production phase.

3)   an increase of approximately $2,665,00 in mine supplies for the first nine months of 2011 compared to 2010, primarily attributable to the ramp up of a second section of the Horizon Mine, and one section of the mine beginning a pillar extraction production phase in May 2011.

Our depreciation, depletion and accretion costs during the nine months ended September 30, 2011 were approximately $1.6 million, a decrease of approximately $2.2 million, or 59%, from the depreciation, depletion and accretion costs costs of approximately $3.8 million reported for the nine months ended September 30, 2010.  The decrease in depreciation, depletion and accretion costs in 2011 compared to 2010 was due to a change in accounting estimate in regards to the depletion method mine development costs (labor and labor-related costs and supply costs used in developing the Horizon Mine), as it relates to the amount of proven coal reserves the depletion is amortized over.

Operating expenses for the nine months ended September 30, 2011 totaled approximately $16.4 million, an increase of approximately $1.5 million, or 9%, from operating expenses of approximately $14.9 million in the prior year’s comparable three month period. The increase is primarily attributed to an approximate $1.0 million increase in MSHA compliance legal expenses in the first nine months of 2011 compared to 2010, partially offset by an approximate $0.4 million decrease in royalty expense associated with the cancellation of royalties previously accrued, which are no longer due to third parties, as well as lower stock compensation expense in 2011. The Company’s higher legal expenses in 2011 are fees related to MSHA compliance and are expected to be significantly lower during the latter part of 2011.

Loss from operations decreased approximately $2.4 million or 31%, primarily due to the aforementioned increase in operating costs.

Total net other expenses totaled approximately $11 million for the first nine months of 2011, compared to net other expenses of $5.6 million for the first nine months of 2010. The increase in net other expenses in 2011 compared to 2010 is primarily due to an approximate $4.1 million increase in amortization of debt discount in 2011, and a $1.4 million increase in amortization of deferred finance costs.

We incurred an approximate $16 million net loss for the nine months ended September 30, 2011, compared to an approximate $13 million net loss for the nine months ended September 30, 2010. The negative variance between the periods of approximately $3 million, or 23%, is primarily attributed to the $5.5 million negative variance in net other expenses, partially offset by the approximate $2.4 million positive variance in loss from operations as described in detail above.

Of the approximate $16 million net loss for the nine months ended September 30, 2011, approximately $7.9 million is associated with expenses that are one-time charges and/or non-cash items, composed of the following:

•

$5.8 million – one-time non-cash charge to amortization of debt discount expense associated with the restructure of shareholder loans

•

$1.0 million – higher legal expenses related to MSHA compliance which are not expected to be recurring in the latter part of 2011

•

$3 million - non-cash charge on extinguishment of debt associated with extension of loans and issuance of stock for liabilities

•

$1.5 million – non-cash charge for the amortization of deferred financing costs associated with warrants issued in relation to a previous financing

•

$0.4 - non-cash charge associated with previous issuance of stock options to management and employees, as well as warrants previously issued to third parties for services

Liquidity and Capital Resources.

Our current liquidity position has allowed us to meet our ongoing Plan payment obligations and nominal working capital requirements to date. Due to delinquency of payments to certain creditors by our Company in 2011 and through the date of this Report, certain debts to both related and third parties are in default. As a result, a total of approximately $5 million associated with Hidden Splendor’s Bankruptcy Plan of Reorganization is in default and due upon demand, of which approximately $3.7 million was previously scheduled to mature subsequent to 2011. The Company is working to remedy these defaults and, as of the date of this Report, no creditors have filed a default under the Plan with the bankruptcy court. The Company has not received a notice of default of any of the aforementioned debt as of the date of this Report. In addition, we have accrued unpaid federal taxes of approximately $0.9 million related to 2009 and 2010, which is subject to a payment plan of $50,000 per month over the next approximate three years.

Our cash flows from operations during 2011 and through the date of this Report have not been sufficient to meet all our obligations. Historically, we have funded the Company’s cash shortfalls with ad hoc loans from related parties and third parties. However, these loans have not been enough to fund our expansion plans to the point of achieving cash positive operations, nor refinance our debt.  As a result, we will likely be required to either continue borrowing funds from shareholders or raise additional capital to meet the aforementioned obligations and fund expected working capital to expand our mining operation in 2011. Management’s plan is to complete a financing to deploy additional equipment, which we expect to escalate our rate of production and, as a result, our cash flows from operations. Should the Company receive a notice of default and demand for immediate payment on any of the aforementioned debts, we will likely be required to raise up to a total of approximately $13 million. Our inability to obtain immediate financing from third parties will negatively impact our ability to fund operations and execute our business plan. Any failure to obtain such financing could force us to abandon or curtail our operations. There is no assurance that we can raise additional capital from external sources, the failure of which could cause us to sell assets or curtail operations. We have no credit facilities in place, and as the Company has no debt or equity funding commitments, we will need to rely upon best efforts financings. Accordingly, we cannot identify or predict what external sources may provide financing, nor what terms any prospective financing may have.   Our auditors have issued a going concern opinion for our consolidated financial statements due to the substantial doubt about our ability to continue as a going concern.

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

Off-Balance Sheet Arrangements

As of September 30, 2011, the Company had no off-balance sheet arrangements.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There have been no material changes in the status of legal proceedings previously reported in the Company’s 2010 Annual Report on Form 10-K, excepted as noted in this Item 1 under Part II.  In that regard, there have been no new proceeding that involves primarily a claim for damages if the amount which, exclusive of interest and costs, exceeds 10 percent of the current assets of America West Resources, Inc. and its subsidiaries on a consolidated basis.  Occasionally, Hidden Splendor is issued citations by the Mine Safety and Health Administration in connection with regular inspections of the Horizon Mine. Management is unable to predict the outcome of these pending administrative actions.  If America West is not successful in eliminating or significantly reducing such proposed penalties, such result could adversely affect the company’s financial condition and operations.  When appropriate, Hidden Splendor challenges citations and orders written by MSHA, resulting in reductions to proposed penalties or administrative adjudications with no penalties.  According to MSHA’s Data Retrieval System, during the third quarter of 2011 Hidden Splendor was issued a total of 69 citations and order.  We were issued 58 citations of which 10 were written as “S&S” citations.  We were issued a total of 11 orders during that same period.  With regard to dollar amount of the proposed penalties associated with those orders and citations, the Data Retrieval System shows that as of November 15, 2011MSHA has proposed penalties associated with the citations and orders written in the third quarter which total $3,519.  Historically, we have challenged such proposed assessments were appropriate.  As of November 15, 2011, we have 143 administrative proceedings which have not been finalized.  Proposed penalties in those 143 proceedings total $1,162,494.  We also have 13 administrative proceedings which have been settled, but not final because the administrative law judges in those proceedings have not issued orders approving the settlements.  In these settled, but not yet finalized proceedings, MSHA proposed penalties which total $32,445, while the amounts on which MSHA and Hidden Splendor have settled total $17,843.  We also have 268 administrative proceedings in which some of MSHA’s proposed penalties have been settled and the agreed upon amounts have been approved by the administrative law judges.  In those cases, MSHA’s proposed penalties total $554,130 and the amounts of the approved settlements total $227,028.

ITEM 1A. RISK FACTORS

This Report should be read in conjunction with “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Set forth below is certain information concerning issuances and pending obligations of issuances of common stock that were not registered under the Securities Act of 1933 (“Securities Act”) that occurred, but were not reported in the Form 10-K filed with the SEC on April 15, 2011 for the fiscal year ended December 31, 2010, during the first, second and third quarters of fiscal 2011 and to date:

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

In July 2011, we entered into debt settlement agreements third party lenders pursuant to which we issued the third party lenders a total of 4,911,500 shares of the Company’s Common Stock as settlement of a total of $4,465,000 short-term debt.    John Thomas Financial was paid $580,450 in sales commissions with respect to this settlement of debt.

In July 2011, we issued Denly Utah Coal LLC, a major shareholder, a total of 6,301,923 shares of the Company’s Common Stock as settlement of $6,301,923 in debt and accrued interest.

In July 2011, we issued Uptick Capital LLC 25,000 shares of the Company’s Common Stock pursuant to the extension of a consulting agreement.  Such shares were valued at $18,250.

During July 2011, we issued a total of 2,000,000 shares of the Company’s Common Stock for cash consideration aggregating $2,000,000. In connection with this financing, John Thomas Financial was paid cash sales commissions of $260,000, and was issued a warrant to purchase 200,000 shares of the Company’s Common Stock at a purchase price of $1.00 per share.

In July 2011, we entered into debt settlement agreement John Thomas Bridge and Opportunity Fund LP and John Thomas Bridge and Opportunity Fund II LP, both managed by George R. Jarkesy, Jr., a director of our Company.  Pursuant to the debt settlement agreement, we issued the related parties a total of 500,000 shares of the Company’s Common Stock as settlement of a total of $500,000 short-term debt.    John Thomas Financial was paid $65,000 in sales commissions with respect to this settlement of debt.

In August 2011, we borrowed $600,000 from Denly Utah Coal, LLC.  We issued Denly 600,000 shares of common stock as additional consideration for the loan.

During September and October we borrowed $2,365,000 from Denly Utah Coal, LLC.  We issued 2,365,000 shares of common stock as additional consideration.

During July to September we issued 99,500 shares for services.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

Exhibits

Exhibit	Description	Location of Exhibit

31.1	Chief Executive Officer Section 302 Certification pursuant to Sarbanes-Oxley Act.	Included with this filing.

31.2	Chief Financial Officer Section 302 Certification pursuant to Sarbanes-Oxley Act.	Included with this filing.

32.1	Chief Executive Officer Section 906 Certification pursuant to Sarbanes-Oxley Act.	Included with this filing.

32.2	Chief Financial Officer Section 906 Certification pursuant to Sarbanes-Oxley Act.	Included with this filing

SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICA WEST RESOURCES, INC.

Dated: November 21, 2011	By:	/s/ Dan R. Baker
Dan R. Baker
Chief Executive Officer

	By:	/s/ Brent M. Davies
Brent M. Davies
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002