Form 10-Q/A
period 2011-09-30
AMERICA WEST RESOURCES, INC.
filed 2011-11-22
CIK 867687

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

Explanatory Note

The sole purpose of this Amendment No. 1 to the Quarterly Report on Form 10-Q (the "Form 10-Q") of America West Resources, Inc. for the quarterly period ended September 30, 2011, filed with the Securities and Exchange Commission on November 21, 2011, is to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T.  Exhibit 101 to the Form 10-Q provides the financial statements and related notes from the Form 10-Q formatted in XBRL (Extensible Business Reporting Language).

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

*Filed with original Form 10-Q on November 21, 2011.

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

SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICA WEST RESOURCES, INC.

Dated: November 22, 2011	By:	/s/ Dan R. Baker
Dan R. Baker
Chief Executive Officer

	By:	/s/ Brent M. Davies
Brent M. Davies
Chief Financial Officer

EXHIBIT INDEX

Exhibit	Description	Location of Exhibit

31.1	Chief Executive Officer Section 302 Certification pursuant to Sarbanes-Oxley Act.	*

31.2	Chief Financial Officer Section 302 Certification pursuant to Sarbanes-Oxley Act.	*

32.1	Chief Executive Officer Section 906 Certification pursuant to Sarbanes-Oxley Act.	*

32.2	Chief Financial Officer Section 906 Certification pursuant to Sarbanes-Oxley Act.	*

101.INS	XBRL Instance Document	**

101.SCH	XBRL Taxonomy Extension Schema Document	**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	**

*Filed with original Form 10-Q on November 21, 2011.

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