Form 10-K
period 2011-12-31
AMERICA WEST RESOURCES, INC.
filed 2012-05-16
CIK 867687

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_________________

FORM 10-K

_________________

   X .   Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2011

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

State registrant’s revenues for its most recent fiscal year: Revenues for the twelve months ended December 31, 2011 total $13,896,603.

The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the closing price of the common stock on the OTC Electronic Bulletin Board on May 11, 2012 was $8,361,723.

As of May 1, 2012, the registrant had 66,414,175 shares of common stock outstanding.

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

The Horizon Mine is currently one of only nine active coal mines in Utah, and one of two mines that currently uses the room and pillar extraction method.  There are approximately 16 million tons of proven reserves of recoverable coal remaining under lease at the Horizon Mine which is anticipated to take more than 30 years to mine at the current production rate.  In 2009, America West initiated an aggressive expansion program at Horizon with a goal of increasing coal production from 22,000+/- tons to 90,000+ tons per month.  During the second half of 2010, after signing customer contracts that required additional production, our average monthly coal production approximated 26,000 tons.  In 2011, our average coal production was approximately 32,000 tons per month. America West deployed an additional continuous miner during 2011, which has been used to increase production during part of the year and is currently being used in exploration.   The Company has purchased additional mining and safety equipment and invested in mine infrastructure during late 2010 and 2011. The Company plans to deploy a third continuous miner during 2012, subject to obtaining sufficient financing , which is expected to escalate production to an estimated 90,000+ tons per month.   The Company plans to deploy a longwall unit during 2013 or 2014 subject to obtaining sufficient financing.  Longwall operations generally produce on average 3 million to 6 million tons of coal per year.  The Company is also pursuing growth through acquisition of additional coal reserves and coal mining operations in the Western region of the United States.

During 2011, we had contracts with four customers to deliver a certain quantity of coal at fixed prices on a “take or pay” basis, subject to other terms and conditions that are standard in the industry.   Such terms include, but are not limited to, our customers’ right to reject a shipment of coal we deliver if the coal shipped does not meet the quality requirements of the contract. During 2011, the four customers accounted for essentially all our revenues.   We anticipate that two of these customers will account for a majority of our revenues in 2012 as well.   With respect to customers not subject to long-term contracts, we have short-term or market delivery, sometimes referred to as “spot price” contracts that we negotiate and fulfill on a continuous basis. Our strategy is to have a combination of long-term and short-term delivery contracts.  However, we have sold the majority of our base (pre-longwall) production for the next three years.    With our current contract pricing of our base production we expect to recognize a profit from our coal sales once we have completely deployed the second unit of production equipment. Various existing and prospective customers have expressed interest in accepting larger volumes of coal should significantly expand production with a longwall operation.

Coal mined from the Horizon Mine is loaded into trucks which haul the coal either directly to end users of the coal or to distribution facilities known as loadouts where the coal is loaded into rail cars and transported via rail to customers. The Horizon Mine is located approximately eight miles from the nearest loadout facility (which we acquired during the 3rd quarter of 2011) and approximately sixteen miles from the loadout facility previously most commonly used to ship our coal to end users. Hidden Splendor sells the coal mined at the Horizon Mine on a “FOB the mine” or “FOB the railcar” basis. For the “FOB the mine” basis, Hidden Splendor earns payment for the coal mined from the Horizon Mine as that coal is loaded into trucks at the mine site. Once the coal is loaded into those trucks, the coal belongs to our customers. For the “FOB the railcar” basis, Hidden Splendor earns payment for the coal mined from the Horizon Mine as that coal is loaded into the railcar at the railroad loadout facility. Once the coal is loaded into those railcars, the coal belongs to our customers.

Because it is broadly recognized that coal mining, in general, is a dangerous business and subject to strict regulatory oversight, America West Resources has endeavored to implement and maintain best industry practices to protect the health and safety of its miners.

Although Hidden Splendor has never had any mining fatalities and has had only one injury since 2005 that required hospitalization, in 2007, our S&S (significant and substantial) violation rate stood at 8.7 incidents per 200,000 hours worked in our mine.  By comparison, the industry average at that time was 4.74 incidents per 200,000 hours.  The Mine Safety and Health Administration (MSHA) safety citations that Hidden Splendor incurred that year were largely attributable to cited roof falls in dormant former excavation areas of our mine, where we had no active mining activity underway.  Nonetheless, in late 2007, we took immediate action, modifying our roof support plan; implementing advanced safety and emergency rescue training for our miners; and designing and executing improvements to our general mine development strategy.  As a result, in 2008, we saw our injury rate drop 73% to 2.33 incidents per 200,000 hours worked in our mine.  In 2009, we achieved even better safety performance, reducing our injury per 200,000 hours worked rate to 1.22 incidents per 200,000 hours worked.    Moreover, the Horizon Mine operated without incurring a single loss-of-work incident for over two years.

In 2010 we continued with an incident rate below the national average. Though the company’s incident rate increased to 1.97, the national average was 5.42.  In that year we had 2 reportable injuries and three roof falls and still had no lost-time accidents.

In 2011, we increased the size of our workforce.  As a result, we had 6 reportable accidents and two roof falls.  We had two lost-time accidents and our incident rate increased to 6.26, which was above the national rate of 4.94.  Accordingly, we continue to address the root causes of the increase in our accident rate in order to reduce that rate.

We believe that there is already a shortage of Utah coal supply, given the prevailing demand. Our management anticipates that the demand for clean, compliant Utah coal will remain strong, resulting in higher spot prices in the future. Our Company’s strategy is to expand operations and our production capabilities by (i.) operating two two additional continuous miner sections; (ii) opening a third section of the mine to meet prevailing domestic demand and (iii.)  inserting an 800 foot longwall system during 2013 or 2014 to meet an anticipated increase in global demand for compliant coal. Longwall operations typically result in production volumes 300% to 500% more than continuous mining operations, while lowering production costs by as much as half.

Management has significant experience in the coal mining industry, and believes that our Company is positioned well to grow its market share.  We believe that rapid economic expansion in developing nations, particularly China and India, has and will continue to increase the global demand for coal, generally speaking.  Moreover, we expect industry-wide coal exports from the United States to rise in response to growing global coal demand, particularly as some of the traditional coal export nations experience mine, port, rail and labor challenges. We estimate that higher domestic demand for coal and higher U.S. coal exports will positively influence coal demand for the Price, Utah market.  As a consequence of continuing growth in demand and weaker coal supplies, we expect to see upward pressure on coal pricing in the future.

Organizational History

We were incorporated in Nevada on July 13, 1990, as Franklin Capital, Inc. On October 17, 1991, the Company changed its name to Wesco Auto Parts Corporation and again effected a name change on April 21, 1994, to Reddi Brake Supply Corporation.

In August 2007, we acquired all of the outstanding stock of Hidden Splendor in exchange for the issuance of an aggregate of 4,412,100 shares of our Common Stock, representing 90% of the issued and outstanding Company Common Stock after the acquisition. Prior to the acquisition of Hidden Splendor, we had no business activities. From an accounting standpoint, Hidden Splendor was deemed the acquirer in a reverse merger whereby the parent is deemed the survivor of the reorganization. As such, our financial statements are those of Hidden Splendor.

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

In April 2010, the Company’s shareholders approved a proposal to effect one or a series of reverse stock splits of the Company’s Common Stock at a ratio of not less than 1-for-2 and not greater than 1-for-12, with the exact ratio to be set within such range in the discretion of the Company’s Board of Directors without further approval or authorization of the Company’s shareholders, provided the Company’s Board of Directors determines to effect the reverse splits and files the necessary amendments to its Articles of Incorporation on or before December 31, 2010.  The Board of Directors later approved a one-for-twelve reverse stock split, which became effective in October 2010. All share and per share amounts herein have been retroactively restated to reflect the split.

Hidden Splendor Bankruptcy & Plan of Reorganization

On October 15, 2007, Hidden Splendor filed a Chapter 11 Petition in the United States Bankruptcy Court for the District of Nevada as a debtor in possession.  On December 8, 2008, Hidden Splendor’s Plan of Reorganization (the “Plan”) in that matter was formally confirmed by the U.S. Bankruptcy Court for the District of Nevada to emerge from Chapter 11 bankruptcy protection.  The Plan became effective on December 19, 2008, at which time Hidden Splendor officially emerged from bankruptcy.  In connection with the Plan, the Company paid an initial $500,000 “administrative earmark contribution” payment and an initial $2,250,000 “Plan Funding Contribution” payment, which were allocated to the payment of professional fees, taxes, and initial settlement payments to various creditors.  Additionally, the Plan provides for payments to creditors over time in an aggregate principal amount of not less than approximately $10,000,000 and up to approximately $10,700,000 over a period not exceeding seven years from the effective date of the Plan.  Thereafter, Hidden Splendor made payments under the terms of the Plan.  As of this filing, the following Plan obligations remain:

1.

Zions Bank, the secured creditor receives in equal monthly installments of $94,879 with a balance of approximately $3,312,652 still owed:

2.

The Internal Revenue Service and certain State of Utah tax authorities are owed $878,964.  Hidden Splendor is delinquent on the $162,156 quarterly payments due March 31, 2010, June 30, 2010, September 30, 2010, December 31, 2010, March 31, 2011, June 30, 2011, September 30, 2011, December 31, 2011 and March 31, 2012 to the Internal Revenue Service and

3.

The Howard Kent, Inc. Profit Sharing Plan is owed $232,569 and receives monthly payments.  Hidden Splendor is current on the payment to the Howard Kent, Inc. Profit Sharing Plan as of the date of this Report.

The delinquency on payments of other loans to third parties and as outlined herein result in Hidden Splendor being in default on its secured creditor loan, the Company has received no notice of default in this regard.  The Company is currently working to remedy the aforementioned defaults. As of the date of this Report, no parties had provided the Company an uncured notice default, nor has any party to the Plan filed a notice of default under the Plan with the bankruptcy court.

As of September 30, 2011, the balance owed to the general unsecured creditors under the Plan was paid in full.

Company Obligations under the Plan    Under the Plan, America West must pay all of Hidden Splendor’s post-petition liabilities that Hidden Splendor cannot pay, in the ordinary course of business, in an amount not to exceed $1,560,000.  Additionally, America West must make capital expenditures in connection with the operations of the Horizon Mine by making available at least $2,000,000 in new equipment within 180 days of the effective date of the Plan.  In the event the Company borrows money or otherwise incurs a liability to fund capital expenditures, Hidden Splendor may make payments to service such debt up to $13,500 for every $1,000,000 dollars borrowed and made available to Hidden Splendor.  Hidden Splendor may make additional payments to the Company provided certain Plan repayment benchmarks are achieved.    Since the Plan was initiated and through the date of this Report, Hidden Splendor has been in compliance with the capital expenditure and associated debt service requirements set forth herein.

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

There are numerous large and small producers in all coal producing regions of the United States and we compete with many of these producers in our primary area of operation, the Western United States. Our main competitors include Canyon Fuel Company, LLC, CONSOL Energy Inc., Energy West Mining Company, Hiawatha Coal Company, Rhino Resource Partners, LP and Utah America Energy, Inc.

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

According to the Utah Geological Survey of the Utah Division of Natural Resources, there were nine active coal mines in the State of Utah during 2011, of which the Horizon Mine was one. The same source indicates that those active coal mines produced a total of approximately 19,820,000 short tons of coal in 2011.  During 2011, Hidden Splendor's operations at the Horizon Mine yielded approximately 370,000 tons of coal, which is less than two percent of the total tons mined in Utah during that year.

Our Customers

During fiscal 2011, we derived approximately 99% of our total coal revenues from sales to our four largest customers — The Amalgamated Sugar Company, PacifiCorp Energy, Enserco Energy, Inc. and Intermountain Power Agency. We expect two of these customers to collectively account for the majority of our revenues during 2012 as well.   We have entered into contracts with two of these customers to deliver a certain quantity of coal at fixed prices, subject to other terms and conditions that are standard in the industry. With respect to customers not subject to long-term contracts, we have short-term or market delivery and price contracts that we negotiate and perform on a continuous basis. Our strategy is to have a combination of long-term and short-term delivery contracts.

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

Clean Water Act .  The Clean Water Act of 1972 and comparable state laws that regulate waters of the United States can affect our mining operations directly and indirectly. One of the direct impacts on coal mining and processing operations is the Clean Water Act permitting requirements relating to the discharge of pollutants into waters of the United States. Indirect impacts of the Clean Water Act include discharge limits placed on coal-fueled power plant ash handling facilities’ discharges. Continued litigation of Clean Water Act issues could eventually reduce the demand for coal.

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

Mine Health and Safety Laws.  Stringent safety and health standards have been imposed by federal legislation since Congress adopted the Mine Safety and Health Act of 1969. The Mine Safety and Health Act of 1977 significantly expanded the enforcement of safety and health standards and imposed further comprehensive safety and health standards on all aspects of mining operations. In addition to federal regulatory programs, the State of Utah also has programs for mine safety and health regulation and enforcement. In reaction to several mine accidents in recent years, federal and state legislatures and regulatory authorities have increased scrutiny of mine safety matters and passed more stringent laws governing mining.  Regulations promulgated by the federal Mine Safety and Health Administration continue to expand, as does the oversight and inspection of MSHA of mine operations.

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

Employees

As of April 14, 2012, Hidden Splendor had approximately 100 employees, all of which are full-time employees.

ITEM 1A. Risk Factors

You should consider carefully the following risks and other information in this Annual Report, including the financial statements. If any of the following risks actually occur, our business, financial condition and operating results could be adversely affected.

RISKS RELATING TO OUR FINANCIAL CONDITION

We currently have revenues, but we are not profitable.

For the year ended December 31, 2011, the Company had coal sales of approximately $13.9 million and a net loss of approximately $23.5 million. There can be no assurance that the Company will have a gain from operations or net income in fiscal 2012 or thereafter.

We have a significant amount of debt which we must repay.

As of December 31, 2011, the Company had approximately $21 million in short-term debt and a working capital deficit of approximately $28 million.   Details regarding our debit are in the notes to our financial statements included in Item 8 hereunder and are important to an understanding of the risk we face in connection with repaying our debt.  In particular, such debt is detailed in Note 5 to financial statements included in Item 8 hereunder.  The short-term is listed as such because it either is due on demand, is currently due but has not yet been paid or because it matures during the current year.

As of the date of this Report, the Company owed approximately $3 million to Zions Bank (which may be in technical default, though we have received no notice of default in this regard), its primary secured creditor and approximately $2 million to general and priority unsecured creditors pursuant to the Plan.   The Company is in actual or technical default with respect to this $7 million of debt owed to its creditors. In addition, the Company has approximately $15.6 million in debt to shareholders and approximately $100 thousand in unsecured bridge loans from third parties. If any of these loans go into default and/or are accelerated, the Company would not have adequate funds to repay the loans, and the Company’s business may be adversely affected.

In the event that any of the loans listed in our financial statements are accelerated or a loan holder claims a loan due and payable immediately, we currently would be unable to pay the amounts due in full and our ability to continue business would be adversely effected.

We need additional capital in 2012 to implement our business plan and meet our financial obligations.

Due to delinquency of payments to certain creditors by our Company in late 2009 and through the date of this Report, certain debts to both related and third parties are in default. As a result, a total of approximately $5.2 million associated with Hidden Splendor's Bankruptcy Plan of Reorganization (as defined in and discussed in the Section titled “Business - Hidden Splendor Bankruptcy & Plan of Reorganization”) is in default and due upon demand, of which approximately $4.7 million was previously scheduled to mature subsequent to 2011. The Company is working to remedy these defaults and, as of the date of this Report, no creditors have filed a default under the Plan with the bankruptcy court. The Company has not received a notice of default of any of the aforementioned debt as of the date hereof.

We also have accrued unpaid federal and state taxes and royalties of approximately $1 million related to 2009 and 2010.  Should the Company receive a notice of default and demand for immediate payment on any of the aforementioned debts, we will likely be required to raise up to a total of approximately $25 million.  Assuming that our debt that is in default is not accelerated, and that other debt doesn’t go into default and become accelerated, we believe that we will need to raise a minimum amount of $3 million equity capital to fund operations and our plan to expand operations for the balance of calendar 2012.  As the Company has no debt or equity funding commitments, we will need to rely upon best efforts financings. There can be no assurance that the Company will be successful in raising the required capital. The failure to raise sufficient capital through future debt or equity financings or otherwise will likely cause the Company to curtail operations, sell assets, or result in the failure of our business.

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

The Company is relying on cash flow from operations and efforts to obtain financing to fund Hidden Splendor's payment obligations under the Plan. As of the date of this Report, the outstanding balance is approximately $4.2 million. We have not established a reserve or sinking fund in the event we cannot generate sufficient cash flow to make such payments. Our secured creditors will maintain a lien on the Horizon Mine until payment in full. Moreover, if we fail to make payments to our creditors under the Plan, then (i) 100% of all allowed claims of general unsecured creditors shall be immediately due and accelerated and (ii) the assets of Hidden Splendor, including the Horizon Mine, which is the Company's primary asset, as of the date of this Report must be listed for sale. This would likely result in the Company ceasing operations. As stated above, the Company is currently in default with certain creditors under the Plan. The Company is working to remedy these defaults. As of the date of this Report, no creditors have filed notices of default under the Plan with the bankruptcy court.

Our business requires substantial capital investment and maintenance expenditures, which we may be unable to provide.

Our business strategy will require additional substantial capital investment in future periods. We require capital in 2012 through best efforts financings for, among other purposes, reducing debt, acquiring new supplies and equipment, acquiring additional reserves maintaining the condition of our existing equipment and maintaining compliance with environmental laws and regulations. However, best efforts financings may not be available or, if available, may not be available on satisfactory terms. Future debt financing, if available, may result in increased interest and amortization expense and increased leverage. In addition, future debt financing may limit our ability to withstand competitive pressures and render us more vulnerable to economic downturns.  If we fail to obtain required capital in 2012, we could be forced to reduce or delay capital expenditures, sell assets, and/or restructure or refinance our indebtedness, or our business may fail.

The Company's financial statements have been prepared assuming that it will continue as a going concern.

The Company incurred a net loss of approximately $23.5 million, of which approximately $15 million was attributed to non-cash charges, and had a working capital deficit of $28 million for the year ended and as of December 31, 2011.  These conditions raise substantial doubt as to our ability to continue as a going concern. Our financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

The Company has based certain financial assumptions on projected coal prices and volume of production.

The Company believes that it will be able to fund any remaining Plan payments and nominal working capital needs based upon cash flow from operations, assuming the necessary capital can be raised to achieve cash positive operations. This assumption is based upon (i) increased coal production from deploying second and third mining units, and (ii) estimated sales prices in the future will approximate current sales prices. Increased coal production is contingent upon (i) the continued ramp up of our second continuous miner, and (ii) the Company successfully closing a financing to acquire a third continuous miner and the supporting equipment.  Regarding sales prices, we have signed multi-year coal sales agreements with customers to partially mitigate risk on future coal prices.   However, while the coal sales agreements will account for most of our production over the next several years, there still may be some production that will be sold at future market sales prices.  Market sales prices of are out of our control and cannot be assured. The failure of either of these assumptions to materialize may cause us to require more capital in the future to fund obligations. However, there can be no assurance that the Company will be successful in raising additional capital. The failure to raise additional capital may cause the Company to curtail operations, sell assets, or result in the failure of our business.

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

▪

limit our ability to borrow additional funds or to obtain other financing in the future for working capital, capital expenditures, acquisitions, investments and general corporate purposes;

▪

limit our ability to dispose of our assets, create liens on our assets or to extend credit;

▪

make us more vulnerable to economic downturns and reduce our flexibility in responding to changing business and economic conditions;

▪

limit our flexibility in planning for, or reacting to, changes in our business or industry;

▪

place us at a competitive disadvantage to our competitors with less debt; and

▪

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

Hidden Splendor acquired the Horizon Mine in March 2003. While our management team is seasoned and we have very strong industry experience, the Company is a relatively new entrant in the coal industry in the western United States. We began mining operations in 2003. We have not been profitable and have a limited operating history. We have spent the majority of that time developing the mine for greater future production.   We should be regarded as a risky venture with all of the unforeseen costs, expenses, problems, risks and difficulties to which such ventures are subject. Our coal sales for the year ended December 31, 2011 were approximately $13.9 million, and for the year ended December 31, 2010 were approximately $10.0 million.   Though we have secured several multi-year take or pay coal sales contracts, there is no assurance that we can achieve greater sales or generate profitable sales. We expect that many coal producers can and will produce and sell coal at cheaper prices per ton than our production cost rates. Their production and sales could adversely affect our revenues and profits, if any. There is no assurance that we will ever operate profitably. There is no assurance that we will generate continued revenues or ever be profitable.

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

Federal and state laws require bonds or cash deposits to secure our obligations to reclaim lands used for mining, to secure coal lease obligations and to satisfy other miscellaneous obligations. During 2010 and 2011, our reclamation bond obligation with the State of Utah totaled $445,000 and was met by transfer of the trust deed to real property owned by certain affiliates of the Company and pledged to secure the Company's obligation. The trust deed is in favor of the State of Utah and secures Hidden Splendor's reclamation obligation in the event the Company is unable to pay the costs associated with reclaiming the Horizon Mine site when it is closed. At the end of 2010, our coal lease bond obligation to the Bureau of Land Management in connection with our federal coal lease totaled $136,000 and was covered by a bond purchased by the Company which is secured by an irrevocable bank letter of credit, which in turn is secured by personal assets pledged by an officer of the Company. On March 2, 2011, the BLM increased our coal lease bond obligation by $264,000, making the total obligation on that bond $400,000 which we secured by depositing sufficient cash with the BLM.

Our bonds are typically renewable on a yearly basis if they are not posted with cash. Our failure to maintain, or inability to acquire, bonds that are required by state and federal law would have a material adverse effect on us. That failure could result from a variety of factors including: the lack of availability, higher expense or unfavorable market terms of new bonds; restrictions on the availability of collateral for current and future bonds issuers under the terms of our indenture or new credit facility; and the exercise by third-party bond issuers of their right to refuse to renew the bonds.

There may be delays in our production, resulting in poor profitability and cash flow, thus preventing us from meeting our financial obligations.

The Horizon Mine has experienced delays in production off and on in previous years and during 2010 and 2011 due to:

•

occasionally encountering rock faults, water, varying geological conditions of the coal seam, and other challenging mining conditions;

•

the breakdown of older mining equipment;

•

the need to address safety regulations and/or safety-related citations issued by governmental agencies; and

•

idling the mine due to expiration of previous short term sales contracts

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

Our results of operations are highly dependent upon the prices we receive for our coal, which are closely linked to consumption patterns of electric generation. We have attempted to mitigate risk associated with uncertainty of coal prices by signing multi-year, take or pay sales contracts, extending out as far as five years. Nevertheless, extended or substantial price declines for coal would adversely affect our operating results for future periods and our ability to generate cash flows necessary to improve productivity and expand operations. Prices of coal may fluctuate due to factors beyond our control such as overall domestic and global economic conditions; the consumption pattern of industrial consumers, electricity generators and residential users; technological advances affecting energy consumption; domestic and foreign government regulations; price and availability of alternative fuels; price of foreign imports and weather conditions. Any adverse change in these factors could result in weaker demand and possibly lower prices for our production, which would reduce our revenues and adversely affect our financial condition.

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

During 2011, we sold the majority of our coal to four customers.  During 2012, we expect to continue to sell our coal to a limited number of customers.  If the customers who are not committed to take or pay contracts were to significantly reduce their purchase of coal from us, or if we were unable to continue to sell coal to them on terms as favorable to us as the terms under our current agreements, our financial condition and results of operations could suffer materially.  Also, under some of our contracts our customers have the right to reject coal we deliver, and some cases even terminate the contract, if the coal we deliver does not meet quality specifications set forth the contract.

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

Government laws, regulations and other legal requirements relating to protection of the environment, health and safety matters and others that govern our business increase our costs of doing business, and may restrict our operations

We are subject to laws, regulations and other legal requirements enacted or adopted by federal, state and local, as well as foreign authorities relating to protection of the environment and health and safety matters, including those legal requirements that govern discharges of substances into the air and water, the management and disposal of hazardous substances and wastes, the cleanup of contaminated sites, groundwater quality and availability, plant and wildlife protection, reclamation and restoration of mining or drilling properties after mining or drilling is completed, the installation of various safety equipment in our mines, control of surface subsidence from underground mining and work practices related to employee health and safety. Complying with these requirements, including the terms of our permits, has had, and will continue to have, a significant effect on our costs of operations and competitive position. In addition, we could incur substantial costs, including clean up costs, fines and civil or criminal sanctions and third party damage claims for personal injury, property damage, wrongful death, or exposure to hazardous substances, as a result of violations of or liabilities under environmental and health and safety laws.  Such laws, rules and regulations continue to expand in their scope and their impact on the company’s operations increases year to year.

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

Occasionally, Hidden Splendor is issued citations and orders by the Mine Safety and Health Administration in connection with inspections of the Horizon Mine. At times, Hidden Splendor challenges citations and orders, resulting in having citations vacated by the agency, reductions to proposed penalties or administrative adjudications. As of December 31, 2011, Hidden Splendor had challenges pending in a number of administrative actions. Such actions cover a total of approximately $1,287,431 proposed, assessed penalties.

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

We are dependent upon the services of Messrs. Baker, Davies, and Walker

The success of the Company is dependent upon, among other things, the services of Dan R. Baker, our chief executive officer; Brent Davies, our chief financial officer; and Alexander H. Walker III, our chairman and secretary. The Company does not currently have employment agreements with Messrs. Baker, Davies and Walker, and does not maintain any key man insurance on the lives of any of these individuals. The loss of any of these executives, for any reason, would have a material adverse effect on the Company.

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

The Company cannot assure that the Common Stock will become liquid or that the Common Stock will be listed on a securities exchange.

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

The Wildcat Loadout

On June 13, 2011, the company entered into a lease for the facility known as the Wildcat Coal Loadout located in Carbon County, Utah.  The Wildcat Loadout is a facility used to load mined coal into railroad train cars for delivery to coal consumers.  The Wildcat facility sits on approximately 100 acres and located approximately 8 miles from the Horizon Mine along the same county road as the mine.

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

According to the mine overview data compiled by MSHA in connection with the Horizon Mine, the following number of tons have been mined from the Horizon Mine in the years shown:

Year	Tons Produced	Tons Purchased from 3 rd Parties	Average Sales Price Per Ton
1997	8,860	-	*
1998	97,219	-	*
1999	41,332	-	*
2000	-	-	-
2001	23,197	-	*
2002	110,202	-	*
2003	80,777	-	*
2004	286,493	-	*
2005	284,481	-	*
2006	256,025	-	$21
2007	233,105	-	$22
2008	228,759	-	$33
2009	193,666	50,905	$46
2010	270,414	-	$36
2011	370,149	-	$37

*Average sales price per ton is not disclosed, as the revenues for the period are unaudited.

The modernization and physical condition of the plant and equipment.

In July 2009, the Company rebuilt and deployed a continuous miner, resulting in more efficient, consistent production.    The Company purchased and deployed a second continuous miner in the first quarter of 2011.   The Company intends to purchase a third miner during 2012, pending the successful raise of capital.

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

We acquired and deployed a second continuous miner during first quarter 2011 to enable the mine to begin operating in two sections with the goal to expand to three sections during 2012, subject to obtaining sufficient financing.

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

A continuous miner cuts the coal from the seam and places it in shuttle cars, which take the coal from the continuous miner to the conveyor belts.  The conveyor belts then move the coal out of the mine where the coal is crushed to size and piled for loading into trucks.  Coal mined from the Horizon Mine is loaded into trucks which haul the coal either directly to end users of the coal or to distribution facilities known as “loadouts” where the coal is loaded into rail cars and transported via rail to customers.  The Horizon Mine is located approximately 8 miles from the nearest loadout facility (which we now operate) and approximately 16 miles from the next closest loadout facility we have used in the past to ship our coal to end users.

The Horizon Mine coal was sold at an average price of approximately $37 per ton and $36 per ton during the years ended December 31, 2011 and 2010, respectively.    The lower cost sales price per ton during 2010 is due to the Company having to sell a portion of its coal production at lower spot prices during the first and second quarter of 2010, as the Company did not have long-term sales contracts until the summer of 2010.   Spot prices for coal in the western United States were lower in early 2010 due to lower demand in accordance with market conditions.   The Company’s average sales price per ton under existing sales contracts is approximately $38 per ton.

The Company's average production cost per ton sold, excluding mine development costs, of coal for the year ended December 31, 2011 was approximately $35 per ton. Production costs per ton were extraordinarily high during the year due to the Company having to intermittently idle the mine during part of 2011 due to lower demand of coal in the western United States and a force majeaur implemented by one of our larger customers.    As a result, the fixed costs of maintaining the Horizon Mine in the idle state at various times during 2011, combined with the lower production during that period, resulted in an escalated production cost per ton.  Since that time, the Company believes it has mitigated this risk by reducing the work force and implementing cost controls, and thus, does not anticipate similar extraordinary circumstances in 2012.  As production escalates, we believe that the production cost per ton should significantly decrease as a result of economies of scale.

Management's plan is to continue to escalate production to an average of 60,000 tons per month during 2012 by operating its second continuous miner.   The Company estimates it will achieve cash positive operations at an average of 60,000 tons of production per month.   In addition, the Company plans to lease or acquire and deploy a third continuous miner, a shuttle car, and other key equipment to enable the Horizon Mine to operate as a three-section mine during 2012. With these equipment additions/upgrades and logistical adjustments, we expect monthly production to increase.  Our ability to raise additional capital will determine whether we can purchase this additional equipment, the failure of which will adversely affect our financial condition.

The current state of development of the property

Currently the Company has mined approximately 2.5 million tons of coal from the leased and permitted area in which our reserves are located. We have obtained an estimate from a third party engineering firm which indicates that there were approximately 16.2 million tons of proven reserves of recoverable coal in that leased and permitted area as of December 31, 2011. This tonnage meets SEC definition of “proven” reserves as set forth by SEC Guide 7.    Per SEC Guide 7, proven reserves are defined as “Reserves for which (a) quantity is computed from dimensions revealed in outcrops, trenches, workings or drill holes, grade and/or quality are computed from the results of detailed sampling and (b) the sites for inspection sampling and measurement are spaced so closely and the geologic character is so well defined that size, shape, depth and mineral content of reserves are well-established under SEC Guide 7”.  Our company has relied upon, among other data points, drill hole data with spacing of ¼ mile in estimating the recoverable reserves under lease.  Such estimates are revised as actual mining reveals more accurate information about the coal seams, thickness, quality of coal and locations of obstacles to mining such as faults or rock intrusions into the seam.

Management estimates there are in excess of 100 million tons of additional recoverable coal reserves adjacent to the Horizon Mine that are controlled by Carbon County and the BLM. In March 2009, the BLM granted the Company a lease modification to access and lease approximately 6.8 million tons of proven reserves of recoverable coal from the adjacent reserves. The Company intends to pursue the acquisition of additional adjacent reserves.

Description of the rock formations and mineralization of existing or potential economic significance on the property.

Coal mined at the Horizon Mine is located in what is known as the Hiawatha Coal Seam located in the Wasatch Plateau Coal Field. The average height of the seam as it runs through the mine is approximately seven feet. The coal we extract at the Horizon Mine generally has a BTU value of between 11,500 and 11,800 BTUs/lb. Analysis of the coal produced at the Horizon Mine in August of 2006 has shown BTU levels as high as 12,600. Ash levels in coal substantially affect the value of coal. As it sits in place in the Hiawatha Seam, coal at the Horizon Mine contains ash at levels from 8% to 9%.  Mining of the coal can increase ash levels if the rock above or below the coal seam is mined and mixed with the coal taken from the seam, and our ash levels generally test out at 8% to 15%, though conditions in the mine over the last couple of years have seen higher ash levels. As stated above, reports provided to us indicate that there are at least 16.2 million tons of proven reserves of recoverable coal remaining in our leased and permitted operations. We believe this estimate is conservative. Additional tonnage, though not leased by us at this time, is in reserves adjacent to our operation.

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

Ash : Impurities consisting of silica, iron, alumina, and other incombustible matter that are contained in coal. Ash increases the weight of coal, adds to the cost of handling, and can affect the burning characteristics. Ash content is measured as a percent by weight of coal on an "as received" or a "dry" (moisture-free) basis.

Bureau of Land Management (BLM ):  An agency within the United States Department of the Interior which administers U.S. public lands, including subsurface mineral estate underlying federal, state and private lands.

BTU (British thermal unit) : The amount of heat needed to raise the temperature of 1 pound of water by 1 degree Fahrenheit. The BTU is a convenient measure by which to compare the energy content of various fuels.

Coal : A readily combustible black or brownish-black rock whose composition, including inherent moisture, consists of more than 50 percent by weight and more than 70 percent by volume of carbonaceous material. It is formed from plant remains that have been compacted, hardened, chemically altered, and metamorphosed by heat and pressure over geologic time.

Coalbed : A bed or stratum of coal. Also called a coal seam.

Coke : A solid carbonaceous residue derived from low-ash, low-sulfur bituminous coal from which the volatile constituents are driven off by baking in an oven at temperatures as high as 2,000 degrees Fahrenheit so that the fixed carbon and residual ash are fused together. Coke is used as a fuel and as a reducing agent in smelting iron ore in a blast furnace. Coke from coal is grey, hard, and porous and has a heating value of 24.8 million BTU per short ton.

Compliance Coal : A coal or a blend of coals that meets sulfur dioxide emission standards for air quality without the need for flue gas desulphurization.

Continuous Mining : A form of room-and-pillar mining in which a continuous mining machine extracts and removes coal from the working face in one operation; no blasting is required.

Continuous Miner : A machine used in underground mining to cut coal from the seam and load it onto conveyors or into shuttle cars in a continuous operation.

Conventional Mining : The oldest form of room-and-pillar mining which consists of a series of operations that involve cutting the coal bed so it breaks easily when blasted with explosives or high-pressure air, and then loading the broken coal.

EIA : The Energy Information Administration. An independent agency within the U.S. Department of Energy that develops surveys, collects energy data, and analyzes and models energy issues. The Agency must meet the requests of Congress, other elements within the Department of Energy, Federal Energy Regulatory Commission, the Executive Branch, its own independent needs, and assist the general public, or other interest groups, without taking a policy position.

Federal Coal Lease : A lease granted to a mining company to produce coal from land owned and administered by the Federal Government in exchange for royalties and other revenues.

F.O.B. Mine Price : The free on board mine price. This is the price paid for coal at the mining operation site. It excludes freight or shipping and insurance costs.

Loadout : A central facility used in loading coal for transportation by rail.

Longwall Mining : An automated form of underground coal mining characterized by high recovery and extraction rates, feasible only in relatively flat-lying, thick, and uniform coal beds. A high-powered cutting machine is passed across the exposed face of coal, shearing away broken coal, which is continuously hauled away by a floor-level conveyor system. Longwall mining extracts all machine-mineable coal between the floor and ceiling within a contiguous block of coal, known as a panel, leaving no support pillars within the panel area. Longwall mining is done under movable roof supports that are advanced as the bed is cut. The roof in the mined-out area is allowed to fall as the mining advances.

Low-sulfur Coal :  Coal which, when burned, emits 1.6 pounds or less of sulfur dioxide per million Btus.

Mineable : Capable of being mined under current mining technology and environmental and legal restrictions, rules, and regulations.

Probable reserves: Reserves for which quantity and grade and/or quality are computed from information similar to that used for proven reserves, but the sites for inspection, sampling and measurement are farther apart or are otherwise less adequately spaced.

Proven reserves : Reserves for which (a) quantity is computed from dimensions revealed in outcrops, trenches, workings or drill holes; grade and/or quality are computed from the results of detailed sampling, and (b) the sites for inspection, sampling and measurement are spaced so closely and the geologic character is so well defined that size, shape, depth and mineral content of reserves are well established.

Reclamation : The restoration of land and environmental values to a mining site after the coal is extracted. The process commonly includes “recontouring” or shaping the land to its approximate original appearance, restoring topsoil and planting native grass and ground covers.

Recoverable Coal : Coal that is, or can be, extracted from a coal bed during mining.

Recoverable Reserves of Coal : An estimate of the amount of coal that can be recovered (mined) from the accessible reserves of the demonstrated reserve base.

Reserve : That part of a mineral deposit which could be economically and legally extracted or produced at the time of the reserve determination.

Room-and-Pillar Mining : The traditional method of underground mining in which the mine roof is supported mainly by coal pillars left at regular intervals. Rooms are places where the coal is mined; pillars are areas of coal left between the rooms. Room-and-pillar mining is done either by conventional or continuous mining.

Seam : A bed of coal lying between a roof and floor. Equivalent term to bed, commonly used by industry.

Slope Mine : An underground mine in which the entry is driven at an angle to reach the coal deposit.

Steam Coal : All non-metallurgical coal.

Underground Mine : A mine where coal is produced by tunneling into the earth to the coal bed, which is then mined with underground mining equipment such as cutting machines and continuous, longwall, and shortwall mining machines. Underground mines are classified according to the type of opening used to reach the coal, i.e., drift (level tunnel), slope (inclined tunnel), or shaft (vertical tunnel).

Underground Mining : The extraction of coal or its products from between enclosing rock strata by underground mining methods, such as room and pillar, longwall, and shortwall, or through in-situ gasification.

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

ITEM 3.  LEGAL PROCEEDINGS

On October 15, 2007, Hidden Splendor filed a Chapter 11 Petition in the United States Bankruptcy Court for the District of Nevada. Hidden Splendor’s petition in this regard was a Chapter 11 Petition and Hidden Splendor continued to operate its business as a Debtor in Possession. On December 8, 2008, the Plan was formally confirmed by the U.S. Bankruptcy Court for the District of Nevada to emerge from Chapter 11 bankruptcy protection. The Plan became effective on December 19, 2008, at which time the subsidiary officially emerged from bankruptcy.  Discussed in item 1.

Occasionally, Hidden Splendor is issued citations by the Mine Safety and Health Administration in connection with regular inspections of the Horizon Mine. At times, Hidden Splendor challenges citations, resulting in reductions to proposed penalties, which in some instances is 50% or more or administrative adjudications with no penalties. As of December 31, 2011, Hidden Splendor had challenges pending in several administrative actions. Such actions cover a total of approximately $1.2 million proposed, assessed penalties.   We are unable to predict the outcome of these pending administrative actions. If the Company is not successful in eliminating or significantly reducing such proposed penalties, such result could adversely affect our financial condition and operations.

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

PART II

ITEM 4. MINE SAFETY DISCLOSURES

The company’s wholly-owned subsidiary, Hidden Splendor Resources, Inc. owns and operates a coal mine known as the Horizon Mine.  The operations of the Horizon Mine are subject to various state and federal regulations, including federal regulations administered by the Mine Safety and Health Administration (“MSHA”).  From time to time MSHA inspects the operations of the Horizon and issues citations and orders for conditions which MSHA believes are violations of the regulations it administers and enforces.  The following information is a summary of the citations, orders and enforcement actions MSHA issued or pursued in 2011:

a.  Citations and Orders.

1.   In 2011 Hidden Splendor received a total of 82 citations for alleged violations of mandatory health or safety standards which MSHA contends could significantly and substantially contribute to the cause and effect of a coal or other mine safety or health hazard under section 104 of the Federal Mine Safety and Health Act of 1977 (30 U.S.C. 814).  Hidden Splendor has contested may of these citations.

2.  In 2011 Hidden Splendor received a total of 2 orders issued under section 104(b) of such Act (30 U.S.C. 814(b)).  Hidden Splendor has contested many of these orders.

3.  In 2011 Hidden Splendor received a total of 25 citations and orders for alleged unwarrantable failure of the mine operator to comply with mandatory health or safety standards under section 104(d) of such Act (30 U.S.C. 814(d)).

4.  In 2011 Hidden Splendor received a total of 0 alleged flagrant violations under section 110(b)(2) of such Act (30 U.S.C. 820(b)(2)).

5.  In 2011 Hidden Splendor received a total of 0 alleged imminent danger orders issued under section 107(a) of such Act (30 U.S.C. 817(a)).

6.  The total dollar value of proposed assessments from MSHA in 2011, regardless of whether Hidden Splendor has challenged or appealed the assessment was $854,875.

7.  Since Hidden Splendor began operating the Horizon Mine in 2003, there have there have been no mine-related fatalities.

b.  Patterns of Violation

During 2011 Hidden Splendor did not receive a written notice from the Mine Safety and Health Administration of:

(i) A pattern of violations of mandatory health or safety standards that are of such nature as could have significantly and substantially contributed to the cause and effect of coal or other mine health or safety hazards under section 104(e) of such Act (30 U.S.C. 814(e)); or

(ii) The potential to have such a pattern.

c.  Pending Legal Action Before the Federal Mine Safety and Health Review Commission.

The following is summary of the total number of legal actions that were pending before the Federal Mine Safety and Health Review Commission as of the last day of 2012, as well as the aggregate number of legal actions instituted and the aggregate number of legal actions resolved during 2011. With respect to the total number of legal actions that were pending before the Federal Mine Safety and Health Review Commission as of the last day of 2011:

1. There were 37 pending docketed cases involving 218 citations and/or orders issued to Hidden Splendor by MSHA pending as of December 31, 2011;

2. As of December 31, 2011, there were 37 pending docketed cases involving 218 citations and/or orders in which Hidden Splendor contested pending of proposed penalties assessed against  Hidden Splendor by MSHA;

3. As of December 31, 2011, there were no complaints pending for compensation against Hidden Splendor brought by MSHA;

4. As of December 31, 2011, there were no pending complaints of discharge, discrimination or interference brought by MSHA against Hidden Splendor;

5. As of December 31, 2011, there were no pending applications for temporary relief brought by MSHA against Hidden Splendor; and

6. As of December 31, 2011, there were no pending appeals of judges' decisions or orders to the Federal Mine Safety and Health Review Commission involving Hidden Splendor.

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

Year 2011
Quarter ended December 31	$0.25	$0.21
Quarter ended September 30	$0.75	$0.53
Quarter ended June 30	$1.15	$1.11
Quarter ended March 31	$1.50	$1.35

Year 2010
Quarter ended December 31	$2.86	$0.25
Quarter ended September 30	$1.68	$0.42
Quarter ended June 30	$3.00	$1.02
Quarter ended March 31	$2.40	$0.66

(1)  Source: http://quotes.nasdaq.com . These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Holders

As of April 15, 2011, there were approximately 836 shareholders of record of the Company's common stock and 66,414,175 shares outstanding.

Equity Compensation Plan Information

The following table sets forth certain information, as of December 31, 2011, concerning securities authorized for issuance under the 2008 Stock Option Plan and other outstanding options, warrants and rights:

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

Recent Sales of Unregistered Securities

Set forth below is certain information concerning issuances of common stock that were not registered under the Securities Act of 1933 (“Securities Act”) that occurred, but were not reported, during the fourth quarter of 2011:

During January 2011, we entered into loan agreements with third parties pursuant to which we borrowed an aggregate principal amount of $285,000. In connection with the loans, we issued the third party lenders 237,500 shares of the Company’s Common Stock as additional consideration for these loans.  JTF was paid a cash commission of $37,050 associated with these loans.

In January 2011, we issued Uptick Capital LLC 7,500 shares of the Company’s Common Stock pursuant to the aforementioned consulting agreement.  Such shares were valued at $12,375.

In January 2011, we entered into a loan agreement with John Thomas Bridge & Opportunity Fund II LP, an affiliate of George Jarkesy, a director of the Company, pursuant to which we borrowed an aggregate principal amount of $75,000. In connection with the loans, we issued the related party lender 66,667 shares of the Company’s Common Stock as additional consideration for the loan. In January 2011, for the third party loans received in October 2010 through January 2011 as set forth herein, we issued JTF and certain affiliates of JTF a 5-year warrant to purchase 548,708 shares of the Company’s Common Stock at an exercise price of $1.20 per share.

In February 2011, we entered into a consulting agreement with MEC Promotions LLC under the terms of which we issued MEC Promotions LLC 150,000 shares of the Company’s Common Stock.  Such shares were valued at $89,734.

During February 2011, we entered into loan agreements with third parties pursuant to which we borrowed an aggregate principal amount of $210,500. In connection with the loans, we issued the third party lenders 175,417 shares of the Company’s Common Stock as additional consideration for these loans.  JTF was paid a cash commission of $27,365 associated with these loans.

In March 2011, we issued Uptick Capital LLC 15,000 shares of the Company’s Common Stock representing February and March compensation pursuant to the aforementioned consulting agreement.  Such shares were valued at $24,375.

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

During April 2011, we issued a total of 1,190,000 shares of the Company’s Common Stock for cash consideration aggregating $1,190,000. A commission of $154,700 was paid to John Thomas Financial Inc. in connection with the sales of these shares.

In June of 2011, we issued Uptick Capital LLC 12,500 shares of the Company’s Common Stock representing payments on pursuant to the aforementioned consulting agreement.

In June of 2011, we issued Howard Kent 25,000 share of the company’s common stock in exchange for his agreement to postpone payments due the Howard Kent Profit Sharing Plan.

In June of 2011, we issued Brian Rodriguez 100,000 shares of the company’s common stock in exchange for deferred compensation.

In July 2011, we issued at total of 12,963,423 shares of the company’s common stock to various holders of promissory notes the company had executed.  Such shares were issued as part of a conversion of the $12,808,302 of debt the company owed such noteholders.  Such debt thereby was converted in equity in the company represented by these shares.  The company paid John Thomas Financial, Inc. a commission in connection with this debt conversion.

In August of 2011, we issued Uptick Capital LLC 25,000 shares of the Company’s Common Stock representing a payment on the consulting agreement between the company and Uptick.

In September of 2011, we issued Park Avenue Consulting 75,000 shares of the Company’s Common Stock representing a final payment on the consulting agreement between the company and Park Avenue Consulting.

In October of 2011, we issued Uptick Capital LLC 25,000 shares of the Company’s Common Stock representing the final payment on the consulting agreement between the company and Uptick.

From September through the end of 2011, the company issued to Denly Utah Coal, LLC a total of 5,190,000 of its common stock for loans totaling $5,190,000.

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

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS AND FINANCIAL CONDITION

This Management’s Discussion and Analysis should be read in conjunction with the audited financial statements of the Company and notes thereto set forth herein. Our auditor's report on our financial statements expresses an opinion that substantial doubt exists as to whether we can continue as an ongoing business. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital. The financial statements of the Company do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Overview

The Company is an established domestic coal producer engaged in the mining of clean and compliant (low-sulfur) coal. The majority of our coal is sold to utility companies for use in the generation of electricity. During fiscal 2010, we derived approximately 99% of our total coal revenues from sales to our four largest customers . We expect these customers to collectively account for the majority of our revenues during 2012 as well.   We have entered into contracts with these customers to deliver a certain quantity of coal at fixed prices, subject to other terms and conditions that are standard in the industry. With respect to customers not subject to long-term contracts, we have short-term or market delivery and price contracts that we negotiate and perform on a continuous basis. Our strategy is to have a combination of long-term and short-term delivery contracts. We operate the Horizon Mine located in Carbon County, Utah, and we plan to expand mining operations in this mine, and acquire additional mining properties.

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

Results of Operations for the Year Ended December 31, 2011 Compared to December 31, 2010

Material changes in financial statement line items

The following table presents combined statement of operations data for each of the periods indicated and presents the percentage of change in each line item from one period to the next.

	Years Ended		Percentage
	December 31,		Increase
	2011	2010	(Decrease)
Coal sales	$13,864,287	$10,027,949	38%
Machine repair services	32,316	42,183	(23%)
Total revenue	13,896,603	10,070,132	38%

Coal production costs	13,363,767	6,118,987	118%
Depreciation, depletion and accretion	2,160,012	1,927,391	12%
Machine repair costs	8,645	16,635	(48%)
Total cost of revenue	15,532,424	8,063,013	182%
Gross profit (loss)	(1,635,821)	2,007,119	(81%)

Operating expenses:
General and administrative expenses	6,677,761	8,729,612	(24%)
Loss on write off of mineral rights
and fixed assets	9,565	552,482	(98%)
Loss from operations	(8,323,147)	(7,274,975)	14%

Other income (expenses):
Change in derivative fair value	1,484,659	294,402	(404%)
Interest income	18	179	(90%)
Interest expense	(13,336,147)	(5,451,152)	145%
Gain on forgiveness of royalty liability	440,919	-	-
Loss on extinguishment of debt	(3,726,602)	(3,714,797)	-
Total other income (expenses)	(15,137,153)	(8,871,368)	71%
Net Loss	$(23,460,300)	$(16,146,343)	45%

Revenue

We generated revenues for the year ended December 31, 2011 of $13.9 million, a 38% increase from revenues of $10.0 million for 2010. The increase in revenues was primarily attributable to a 142% increase in tons of coal produced and sold due to market conditions during 2011 compared to 2010.  All coal sales revenue during 2011 and 2010 was related to coal produced from our Horizon coal mine operations by our wholly-owned subsidiary, Hidden Splendor Resources, Inc.

Historically, we have operated the mine as a one-section mine, meaning we have mined coal in only one area of the mine. We began operating the mine as a two-section mine during the first quarter of 2011. That is, we mine coal in two areas of the mine at the same time. Optimally, Section I will be pillaring a developed panel, while in Section II, a panel is being developed. Because development mining involves significant roof support efforts and often discovers problem areas in the mine, such as faults in the coal seam or inflows of water, development mining is more capital intensive than pillaring. By operating two sections, the Company can blend the two types of mining and will have the flexibility to deal with adverse conditions which may affect mining in any one section. By operating two sections, the Company plans to increase production.  Management’s plan is to escalate production to an average of 60,000 tons per month during 2012 by completing the ramp up of its second continuous miner which was deployed during the first quarter of 2011.  In addition, the Company plans to acquire and deploy a third continuous miner, a shuttle car, and other key equipment to enable the Horizon Mine to operate as a three-section mine during 2012, pending the successful completion of a financing. With these equipment additions/upgrades and logistical adjustments, we expect monthly production to increase. However, there is no guarantee that production will increase in the future as planned.

Coal Production Costs

Our production costs during the year ended December 31, 2011 were $15.5 million, compared to $8.1 million for 2010.  The total coal tonnage produced by the Horizon Mine during 2011 was approximately 142% higher than the coal tonnage produced in 2010. Production costs increased by approximately 93% despite higher tonnage production from the Horizon Mine as compared to 2010 primarily due to the capitalization of an additional $6.8 million more in mine development costs in 2011.  The increase in capitalized mine development costs was associated with a change in the mine plan and development of new sections for mining operations in the future.

Gross Profit

Gross profit decreased from $2.0 million for the year ended December 31, 2010 to a loss of $1.6 million for the year ended December 31, 2011.   The decrease in gross profit was due to (i) higher maintenance and repair costs of approximately $1.5 million compared to 2010, and (ii) an increase in supplies for roof support of $1.9 million in 2011 as compared to 2010.

General and Administrative Expense

General and administrative expenses for the year ended December 31, 2011 totaled $6.7 million, a decrease of $2 million, or 24%, over general and administrative expenses of $8.7 million in the prior year. The decrease is primarily attributed to approximately $2.1 million less stock-based compensation expense associated with common stock and stock options issued to management and employees, as well as common stock and warrants issued to third parties for services, an increase in legal fees of $1.2 million and an overall decrease in general and administrative expenses.

Loss from Operations

Loss from operations increased 14% from $7.3 million for the year ended December 31, 2010 to $8.3 million for the year ended December 31, 2011.   The increase in loss from operations is due to the approximate $3.6 million decrease in gross profit partially offset by the approximate $2 million decrease in general and administrative expenses as previously described.

Other Income (Expenses)

For the year ended December 31, 2011, we incurred net other expenses of $15.1 million, compared to net other expenses of $8.9 million for the prior year. The negative variance between periods of approximately $6.2 million was primarily due to the following:

•

An approximate $1.2 million increase in the gain on change in derivative fair value in 2011 compared to 2010. As of December 31, 2011, America West has an aggregate of 911,564 outstanding warrants containing exercise price reset provisions that are classified as derivative liabilities. These items result in a derivative liability which is marked to market at each reporting period with the corresponding changes in fair value charged to derivative gain or loss. See further details and description of the derivative liability and fair value in the footnotes to our consolidated financial statements.

•

An approximate $7.9 million increase in interest expense primarily attributed to (i) an approximate $6.5 million higher charge in 2011 associated with the amortization of debt discount (the expensing of common shares issued to lenders as consideration for loans) due to various related party and third party loans maturing during the 2011 period, and (ii) higher interest expense associated with a higher level of debt.

•

A $1.0 million lower one-time charge on extinguishment of debt in 2011 as compared to 2010.   The one-time charge in 2011 was associated with the extension of the term of third party loans made to our company, as well as the settlement of debt with the issuance of the Company’s common stock.  In May 2010, the payment terms on various loans from November 2009 through April 2010 totaling $2,150,000 were modified whereby these thirteen loans were consolidated into one loan. In connection with this modification, 1,953,407 common shares were issued to the lender with a fair value of $3,047,314.   In addition, in December 2010, the Company issued 590,188 shares of common stock to settle approximately $0.7 million in third party debt and interest resulting in a loss on extinguishment of $0.7 million.

Net Loss

For the reasons noted above, our net loss for the year ended December 31, 2011, increased 45% to $23.5 million, compared to $16.1 million in 2010.  The negative variance between the periods of $7.4 million is primarily attributed to the $6.2 million change in net other expenses as described in detail above. Of the $23.5 million net loss, approximately $15 million is associated with expenses that are one-time charges and/or non-cash items, composed of the following:

$2.6 million - one-time non-cash charges related to extinguishment of debt associated with (i) extension of third party loans, and (ii) the settlement of approximately $16.5 million in third party and related party debt and interest with the Company’s common stock

$2.1 million – non-cash depreciation of fixed assets and depletion of mine development costs

$9.6 million - one-time non-cash charge associated with amortization of debt discounts related to stock issued with debt

Liquidity and Capital Resources

As of December 31, 2011, the Company had approximately $20.8 million in short-term debt and a working capital deficit of approximately $28 million.  Details regarding our debt are contained in the notes to our financial statements included in Item 8 hereunder and are important to an understanding of the risk we face in connection with repaying our debt.  In particular, such debt is detailed in Note 5 to financial statements included in Item 8 hereunder.  The short-term is listed as such because it is either due on demand, is currently due but has not yet been paid or because it matures during the current year.

As of the date of this Report, the Company owed approximately $3 million to Zions Bank (which may be in technical default, though we have received no notice of default in this regard), its primary secured creditor and approximately $1 million to general and priority unsecured creditors pursuant to the Plan.   The Company is in actual or technical default with respect to this $4 million of debt owed to its Plan creditors. In addition, the Company has approximately $15.6 million in debt to shareholders and approximately $100 Thousand in unsecured bridge loans from third parties. If any of these loans go into default and/or are accelerated, the Company would not have adequate funds to repay the loans, and the Company’s business may be adversely affected.

In the event that any of the loans listed in our financial statements are accelerated or a loan holder claims a loan due a payable immediately, we currently would be unable to pay the amounts due in full and our ability to continue business would be adversely effected.

Due to delinquency of payments to certain creditors by our Company in late 2009 and through the date of this Report, certain debts to both related and third parties are in default. As a result, a total of approximately $5.2 million associated with Hidden Splendor's Bankruptcy Plan of Reorganization (as defined in and discussed in the Section titled “Business - Hidden Splendor Bankruptcy & Plan of Reorganization”) is in default and due upon demand, of which approximately $4.7 million was previously scheduled to mature subsequent to 2011. The Company is working to remedy these defaults and, as of the date of this Report, no creditors have filed a default under the Plan with the bankruptcy court. The Company has not received a notice of default of any of the aforementioned debt as of the date hereof.

We also have accrued unpaid federal and state taxes and royalties of approximately $1 million related to 2009 and 2010.  Should the Company receive a notice of default and demand for immediate payment on any of the aforementioned debts, we will likely be required to raise up to a total of approximately $25 million.  Assuming that our debt that is in default is not accelerated, and that other debt doesn’t go into default and become accelerated, we believe that we will need to raise a minimum amount of $3 million equity capital to fund operations and our plan to expand operations for the balance of calendar 2012.  As the Company has no debt or equity funding commitments, we will need to rely upon best efforts financings. There can be no assurance that the Company will be successful in raising the required capital. The failure to raise sufficient capital through future debt or equity financings or otherwise will likely cause the Company to curtail operations, sell assets, or result in the failure of our business.

Our current liquidity position has allowed us to meet our ongoing Plan payment obligations and nominal working capital requirements to date. Due to delinquency of payments to certain creditors by our Company in late 2010 and through the date of this Report, certain debts to both related and third parties are in default. As a result, a total of approximately $4.5 million associated with Hidden Splendor’s Bankruptcy Plan of Reorganization is in default and due upon demand, of which approximately $0.2 million was previously scheduled to mature subsequent to 2012. The Company is working to remedy these defaults and, as of the date of this Report, no creditors have filed a default under the Plan with the bankruptcy court. In addition, due to the aforementioned defaults, approximately $6.5 million in other third party and related party debt is now due on demand and is default. The Company has not received a notice of default of any of the aforementioned debt as of the date of this Report. In addition, we have accrued unpaid federal taxes of approximately $2 million   related to 2009 and 2010, which is subject to a payment plan of $50,000 per month over the next approximate three years.

Our cash flows from operations during 2011 and through the date of this report has not been sufficient to meet all our obligations.   Historically, we have funded the Company’s cash shortfalls with ad hoc loans from related parties and third parties.  However, these loans have not been enough to fund our expansion plans nor refinance our debt.  As a result, we will likely be required to raise at least $3 million in capital to meet the aforementioned obligations and fund expected working capital to expand our mining operation in 2012.   Management’s plan is to complete a financing to deploy additional equipment, which we expect to escalate our rate of production and, as a result, our cash flows from operations. Should the Company receive a notice of default and demand for immediate payment on any of the aforementioned debts, we will likely be required to raise up to a total of approximately $19 million. Our inability to obtain immediate financing from third parties will negatively impact our ability to fund operations and execute our business plan. Any failure to obtain such financing could force us to abandon or curtail our operations. There is no assurance that we can raise additional capital from external sources, the failure of which could cause us to sell assets or curtail operations. We have no credit facilities in place, and as the Company has no debt or equity funding commitments, we will need to rely upon best efforts financings. Accordingly, we cannot identify or predict what external sources may provide financing, nor what terms any prospective financing may have.   Our auditors have issued a going concern opinion for our consolidated financial statements due to the substantial doubt about our ability to continue as a going concern.

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

Off-Balance Sheet Arrangements

As of December 31, 2011, the Company had no off-balance sheet arrangements.

Critical Accounting Policies

Use of Estimates - The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Property and Equipment - Property and equipment are carried at cost and include expenditures for new facilities and those expenditures that substantially increase the productive lives of existing equipment. Maintenance and repair costs are expensed as incurred. Mine development costs are capitalized and depleted by the units of production method over estimated total recoverable proven and probable reserves.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

America West Resources, Inc. and Subsidiaries

Salt Lake City, Utah

We have audited the accompanying consolidated balance sheet of America West Resources, Inc. and its subsidiaries (collectively, the “Company") as of December 31, 2010, and the related consolidated statements of operations, changes in stockholders' deficit and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2010, and the consolidated results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

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

MaloneBailey, LLP

www.malonebailey.com

Houston, Texas

April 15, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and the Shareholders

America West Resources, Inc.

We have audited the accompanying consolidated balance sheet of America West Resources, Inc. and subsidiaries (collectively, the “Company”) as of December 31, 2011 and the related consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of America West Resources, Inc. and subsidiaries as of December 31, 2011 and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 3 to the consolidated financial statements, the Company has a working capital deficit and has incurred significant losses.  These matters raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans with respect to these matters are also described in Note 3.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ HANSEN, BARNETT & MAXWELL, P.C.

HANSEN, BARNETT & MAXWELL, P.C.

Salt Lake City, Utah

May 16, 2012

America West Resources, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS

	December 31,
	2011	2010
Assets
Current assets:
Cash and cash equivalents	$97,533	$65,003
Restricted cash	-	4,010
Accounts receivable	9,958	466,871
Inventory	-	136,037
Deferred financing costs	1,897	543,291
Prepaid expenses	473,222	115,115
Total current assets	582,610	1,330,327

Deposits	807,272	804,148
Long-term restricted cash	204,024	-

Property and equipment:
Property and equipment	15,075,804	11,150,980
Land and mineral properties	26,424,721	19,627,847
Total property and equipment	41,500,525	30,778,827
Less: accumulated depreciation and depletion	(11,504,505)	(9,439,156)
Net property and equipment	29,996,020	21,339,671

Total assets	$31,589,926	$23,474,146

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Bank overdraft	$-	$180,733
Accounts payable	3,347,028	3,077,428
Accounts payable - related party	398,386	521,506
Accrued expenses	3,616,678	4,567,572
Deferred revenue	500,000	500,000
Short-term debt – related party, net of unamortized discounts of
$0 and $194,365, respectively	15,633,771	11,535,219
Current maturities of long-term debt, net of unamortized discount of
$17,857 and $2,061,783, respectively	5,192,956	9,357,728
Derivative liabilities	109,711	1,594,370
Total current liabilities	28,798,530	31,334,566

Long-term debt - related party	-	-
Long-term debt, net of unamortized discount of $2,512 and $0, respectively	164,541	1,114,450
Asset retirement obligation	213,220	134,969
Total liabilities	29,176,291	32,583,985

Stockholders’ equity (deficit):
Preferred stock, $0.0001 par value; 2,500,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.0001 par value; 300,000,000 shares authorized; 66,414,175 and 33,459,440 shares issued and outstanding, respectively	6,641	3,346
Additional paid-in capital	64,974,535	29,994,056
Accumulated deficit	(62,567,541)	(39,107,241)
Total stockholders’ equity (deficit)	2,413,635	(9,109,839)
Total liabilities and stockholders’ equity (deficit)	$31,589,926	$23,474,146

The accompanying notes are an integral part of these consolidated financial statements.

America West Resources, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended
	December 31,
	2011	2010

Coal sales	$13,864,287	$10,027,949
Machine repair services	32,316	42,183
Total revenue	13,896,603	10,070,132

Cost of revenue:
Coal production costs	13,363,767	6,118,987
Depreciation, depletion and accretion	2,160,012	1,927,391
Machine repair costs	8,645	16,635
Total cost of revenue	15,532,424	8,063,013

Gross profit (loss)	(1,635,821)	2,007,119

Operating expenses:
General and administrative	6,677,761	8,729,612
Loss on write off of mineral rights and mining equipment	9,565	552,482

Loss from operations	(8,323,147)	(7,274,975)

Other income (expenses):
Gain on derivative liabilities	1,484,659	294,402
Interest income	18	179
Interest expense	(13,336,147)	(5,451,152)
Gain on forgiveness of royalty liability	440,919	-
Loss on extinguishment of debt	(3,726,602)	(3,714,797)
Other expenses, net	(15,137,153)	(8,871,368)

Net Loss	(23,460,300)	$(16,146,343)

Basic and Diluted Loss Per Share	$(0.46)	$(0.62)
Weighted Average Shares Outstanding
Basic and Diluted	50,780,660	25,972,848

The accompanying notes are an integral part of these consolidated financial statements.

America West Resources, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
Years Ended December 31, 2010 and 2011

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balances, December 31, 2009	21,020,363	$2,102	$15,438,329	$(22,960,898)	$(7,520,467)
Shares issued for services	425,342	43	658,110	-	658,153
Cancellation of shares issued for services	(29,167)	(3)	(34,997)	-	(35,000)
Shares issued for loan costs	54,500	5	104,635		104,640
Shares issued for interest upon loan default	333,333	33	279,978	-	280,011
Shares issued with debt	9,414,153	941	7,688,618	-	7,689,559
Warrants converted to common shares and
resolution of associated derivative liability	1,177,811	118	1,390,482	-	1,390,600
Debt converted to common shares, net of commissions	590,188	59	1,242,007	-	1,242,066
Shares issued for equipment	15,000	2	18,448	-	18,450
Warrants exercised	457,917	46	4,531	-	4,577
Option expense	-	-	1,084,681	-	1,084,681
Warrant expense	-	-	2,202,736	-	2,202,736
Initial recording of derivative liability	-	-	(827,528)	-	(827,528)
Resolution of derivative liability	-	-	744,026	-	744,026
Net loss	-	-	-	(16,146,343)	(16,146,343)
Balances, December 31, 2010	33,459,440	3,346	29,994,056	(39,107,241)	(9,109,839)
Shares issued for cash, net of issuance costs	6,798,078	680	5,864,624	-	5,865,304
Shares issued for services	473,000	47	454,641	-	454,688
Shares issued with debt	8,168,745	817	3,443,051	-	3,443,868
Debt converted to common shares, net of				-	-
commissions	17,298,245	1,730	17,898,050	-	-
Warrants exercised	16,667	1	167	-	168
Shares issued for liabilities	200,000	20	349,980	-	350,000
Share-based compensation	-	-	270,087	-	270,087
Warrant expense	-	-	520,000	-	520,000
Warrants issued for debt issuance costs	-	-	1,123,979	-	1,123,979
Beneficial conversion feature	-	-	5,055,900	-	5,055,900
Net loss	-	-	-	(23,460,300)	(23,460,300)
Balances, December 31, 2011	66,414,175	$6,641	$64,974,535	$(62,567,541)	$2,413,635

The accompanying notes are an integral part of these consolidated financial statements.

America West Resources, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
	Years Ended December 31,
	2011	2010
Cash Flows from Operating Activities:
Net Loss	$(23,460,300)	$(16,146,343)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation, depletion and accretion	2,160,012	1,927,391
Amortization of debt discounts	9,571,643	2,386,098
Amortization of deferred financing costs	1,690,478	540,259
Loss on write off of mineral rights and mining equipment	9,565	552,482
Common stock issued for services	454,688	623,153
Common stock issued for loan costs	-	104,640
Common stock issued for interest expense	-	280,011
Warrant expense	130,000	2,202,736
Share-based compensation	270,087	1,084,681
Loss on extinguishment of debt	3,726,602	3,714,797
Gain on derivative liabilities	(1,484,659)	(294,402)
Gain on forgiveness of royalty liability	(440,919)	-
Changes in current assets and liabilities:
Accounts receivable	456,913	334,990
Inventory	136,037	(91,596)
Prepaid expenses	(76,697)	(18,293)
Accounts payable	269,600	351,190
Accounts payable - related parties	(123,120)	189,550
Deferred revenue	-	500,000
Accrued liabilities	967,459	3,270,780
Net Cash Provided by (Used in) Operating Activities	(5,742,611)	1,512,124
Cash Flows from Investing Activities:
Restricted cash placed in escrow account	(200,014)	611,773
Purchase of property and equipment	(3,567,099)	(345,203)
Capital expenditures for land and mineral properties	(6,796,874)	(7,570,925)
Deposits	(3,124)	(727,531)
Net Cash Used in Investing Activities	(10,567,111)	(8,031,886)
Cash Flows from Financing Activities:
Bank overdraft	(180,733)	(426,288)
Proceeds from issuance of common stock, net of issuance costs	5,865,304	-
Proceeds from the exercise of warrants	168	4,577
Payments on revolving credit	-	(34,500)
Proceeds from related party debt	13,699,510	1,607,496
Payments on related party debt	(150,495)	(35,000)
Proceeds from debt	285,000	7,900,986
Payments on debt	(2,757,515)	(1,645,759)
Principal payments on capital lease	(374,137)	-
Cash paid for deferred financing costs	(44,850)	-
Cash paid for debt conversion commissions	-	(85,857)
Cash paid for debt issuance costs	-	(745,550)
Net Cash Provided by Financing Activities	16,342,252	6,540,105
Net Increase in Cash and Cash Equivalents	32,530	20,343
Cash and Cash Equivalents at Beginning of Period	65,003	44,660
Cash and Cash Equivalents at End of Period	$97,533	$65,003
Supplemental Information
Cash paid for interest	$255,962	$391,940
Cash paid for income taxes	-	-
Noncash Investing and Financing Activities
Equipment acquired through capital lease	374,137	-
Debt discount due to common stock issued with debt	3,443,868	7,689,559
Accrued interest converted to debt	-	94,088
Accrued interest converted to convertible debt	1,640,751	-
Derivative liability	-	827,528
Common stock issued for repayment of debt and interest	17,143,154	660,439
Revision of asset retirement obligation estimate	-	37,784
Accrued taxes converted to debt	-	1,419,450
Warrants issued for debt issuance costs	1,123,979	-
Warrants cancelled for common stock and resolution of associated derivative	-	1,390,600
Debt issuance costs accrued	257,500	338,000
Common stock issued for property and equipment	-	18,450
Resolution of derivative liability	-	744,026
Common shares issued for liabilities	299,000	-
Financed insurance premiums	281,410	-
The accompanying notes are an integral part of these consolidated financial statements.

America West Resources, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

America West Resources, Inc., through its wholly-owned subsidiary Hidden Splendor Resources, Inc. (“Hidden Splendor”), operates a coal mining company located in Helper, Utah that covers approximately 1,288 acres. Daily coal production is delivered to a coal loadout facility operated by a subsidiary of America West Services Inc.

During 2009, America West launched America West Services and America West Marketing, wholly-owned subsidiaries of America West Resources. America West Services provides machine repair services to third parties and to Hidden Splendor Resources.  America West Marketing purchases coal from third parties and sells coal to Hidden Splendor Resources and third party customers.

During 2011, America West launched America West Services Wildcat, a wholly-owned subsidiary of America West Services.  America West Services is a wholly-owned subsidiary of America West Resources. America West Services Wildcat is a loadout facility for the loading of coal onto trains for shipment to customers.

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

Restricted Cash – In accordance with certain borrowing requirements, certain funds have been placed in an escrow account for the purpose of purchasing mining equipment in the future and are restricted from use in operations.  Those funds have been classified as long-term restricted cash.

Accounts Receivable - The Company's receivables are mainly from the Company's coal broker and are collected within a few weeks of production and shipment. As such no allowance for doubtful accounts is considered necessary.

Inventory – Inventory is stated at lower of cost or market, determined by the first-in, first-out method.

Property and Equipment - Property and equipment are carried at cost and include expenditures for new facilities and those expenditures that substantially increase the productive lives of existing equipment. Maintenance and repair costs are expensed as incurred. Mine development costs are capitalized and depleted by the units of production method over estimated total recoverable proven and probable reserves.  Property and equipment are depreciated on a straight-line basis over the assets’ estimated useful lives. Fully depreciated property and equipment still in use are not eliminated from the accounts.

The Company assesses the carrying value of its property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured by comparing estimated undiscounted cash flows expected to be generated from such assets to their net book value.  If net book value exceeds estimated cash flows, the asset is written down to its fair value, determined by the estimated discounted cash flows from such asset.  When an asset is retired or sold, its cost and related accumulated depreciation and amortization are removed from the accounts. The difference between the net book value of the asset and proceeds on disposition is recorded as a gain or loss.

Bank Overdraft – Under the Company’s cash management system, a bank overdraft balance existed at December 31, 2010 for its primary disbursement account. This overdraft represents uncleared checks in excess of cash balances in the related bank account. The Company’s funds are transferred on an as-needed basis to pay for clearing checks.

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

Deferred Revenue – Deferred revenue represents cash deposited for future delivery of coal to a third party for eventual shipment overseas.  The specific terms of delivery have not yet been negotiated.

Income Taxes - Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes. Deferred taxes are recognized for differences between the basis of assets and liabilities for financial statement and income tax purposes. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred taxes also are recognized for operating losses and tax credits that are available to offset future taxable income and income taxes.

America West accounts for uncertain tax positions in accordance with the authoritative guidance issued by the FASB on income taxes which addresses how we should recognize, measure and present in our financial statements uncertain tax positions that have been taken or are expected to be taken in a tax return. Pursuant to this guidance, the Company can recognize a tax benefit only if it is “more likely than not” that a particular tax position will be sustained upon examination or audit. To the extent the “more likely than not” standard has been satisfied, the benefit associated with a tax position is measured as the largest amount that is greater than 50% likely of being realized upon settlement. No liability for unrecognized tax benefits was recorded as of December 31, 2011 and 2010.

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

Common stock equivalents pertaining to stock options and warrants were not included in the calculation of diluted loss per share because the effect would have been anti-dilutive due to the net losses for the years ended December 31, 2011 and 2010.

Fair Value of Financial Instruments - The carrying value of short-term financial instruments, including cash and cash equivalents, accounts receivable, inventories, accounts payable and accrued expenses and short-term borrowings approximate fair value due to the relatively short period to maturity for these instruments. The long-term borrowings approximate fair value since the related rates of interest approximates current market rates. See Note 9 – Derivatives for additional information.

Principles of Consolidation - The consolidated financial statements include the financial information of America West Resources, Inc., and its wholly owned subsidiaries, Hidden Splendor Resources, Inc., America West Services, Inc., America West Services Wildcat, Inc. and America West Marketing, Inc. All significant inter-company accounts and transactions have been eliminated.

Reclassifications - Certain amounts for 2010 have been reclassified to conform to the 2011 presentation.  The reclassifications had no effect on net loss.

Newly Issued Accounting Pronouncements –In September 2011, the FASB issued ASU 2011-08, “Testing Goodwill for Impairment” (“ASU 2011-08”), which amends the guidance in ASC 350-20, “Intangibles — Goodwill and Other – Goodwill”. Under ASU 2011-08, entities have the option of performing a qualitative assessment before calculating the fair value of the reporting unit when testing goodwill for impairment. If the fair value of the reporting unit is determined, based on qualitative factors, to be more likely than not less than the carrying amount of the reporting unit, then entities are required to perform the two-step goodwill impairment test. ASU 2011-08 is effective for fiscal years beginning after December 15, 2011, with early adoption permitted. Since the Company has no goodwill at December 31, 2011, the Company feels the adoption of this pronouncement will have no material impact on its financial position, cash flows or results of operations.

NOTE 3 - GOING CONCERN

As shown in the accompanying financial statements, America West incurred net losses of $23,460,300 and $16,146,343 for the years ended December 31, 2011, and 2010, respectively and had a working capital deficit of $28,215,920 as of December 31, 2011. These conditions raise substantial doubt as to America West’s ability to continue as a going concern. Management is attempting to enhance the operations of Hidden Splendor to achieve cash-positive operations. The financial statements do not include any adjustments that might be necessary if America West is unable to continue as a going concern.

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment consist of the following as of December 31, 2011 and 2010:

	December 31,
	2011	2010

Mining equipment	$14,758,753	$10,855,899
Vehicles	52,265	52,265
Office equipment	47,470	25,500
Buildings	207,316	207,316
Land	10,000	10,000
Asset retirement costs	41,414	41,414
Capitalized mine development costs	26,383,307	19,586,433

Total	41,500,525	30,778,827
Less: accumulated depreciation and depletion	(11,504,505)	(9,439,156)

Net property and equipment	$29,996,020	$21,339,671

The capitalized mine development costs and asset retirement costs are depleted based on the units of production method over the estimated reserves at the related mine, as discussed in Note 2. Depreciation is computed on a straight-line basis over the estimated useful lives of the assets, which were as follows:

Life
Mining equipment	3-20 years
Office equipment	3-10 years
Vehicles	7 years
Buildings	30 years

During the year ended December 31, 2010, America West revised its estimate of the useful lives of its mining equipment. The useful lives of the equipment were changed from 5 to 7 years to 3 to 20 years.

Depreciation and depletion expense totaled $2,081,761 and $1,911,686 for the years ended December 31, 2011 and 2010, respectively.

As of December 31, 2011 and 2010, respectively, America West had deposits for acquisition of mining equipment amounting to $503,272 and $732,148.

During the year ended December 31, 2010, America West lost its claim to a gold mine and as a result, wrote off the value of the related asset amounting to $222,000. Also during the year ended December 31, 2010, America West wrote-off certain mining equipment with a net book value of $330,482.

NOTE 5 – SHORT-TERM AND LONG-TERM DEBT

Debt Associated with Chapter 11 Bankruptcy

On December 5, 2008 the Chapter 11 Bankruptcy Plan of Reorganization became effective. The following changes and additions to debt took place that day.

Hidden Splendor assumed a loan originally in the name of Mid-States Services, Inc. for $346,041. The bank loan bears interest at 7% per annum and has an aggregate monthly principal and interest payment of $6,090. The loan matures in November 2014. The outstanding principal balance at December 31, 2011 and 2010 was $184,517 and $242,260, respectively. As of December 31, 2009, the Company defaulted on this loan. Consequently, the loan is due on demand and the outstanding principal balance is reflected as part of current liabilities in the consolidated balance sheets.

Hidden Splendor obtained new terms on existing bank loan of $1,541,176. The loan bears interest at 7% per annum fixed, per the Plan, a decrease from the original rate of 11.25%. This loan has an aggregate monthly principal and interest payment of $27,125 and matures in November 2014. The outstanding principal balance at December 31, 2011 and 2010 was $821,783 and $1,078,962, respectively. As of December 31, 2009, the Company defaulted on this loan. Consequently, the loan is due on demand and the outstanding principal balance is reflected as part of current liabilities in the consolidated balance sheets.

Hidden Splendor obtained new terms on its existing bank loan of $1,499,187. The loan bears interest at 7% per annum. This loan has an aggregate monthly principal and interest payment of $23,961 and matures in August 2015. The outstanding principal balance at December 31, 2011 and 2010 was $896,196 and $1,111,846, respectively. As of December 31, 2009, the Company defaulted on this loan. Consequently, the loan is due on demand and the outstanding principal balance is reflected as part of current liabilities in the consolidated balance sheets.

Hidden Splendor obtained an arrearage bank loan of $2,358,952. The loan bears interest at 7% per annum and matures in August 2015. The loan has an aggregate monthly principal and interest payment of $37,703. The outstanding principal balance at December 31, 2011 and 2010 was $1,410,156 and $1,749,476, respectively. As of December 31, 2009, the Company defaulted on this loan. Consequently, the loan is due on demand and the outstanding principal balance is reflected as part of current liabilities in the consolidated balance sheets.

America West reclassified pre-petition trade accounts payable amounts owed to general unsecured creditors to a long-term debt owed to the general unsecured creditors. The loan was payable in quarterly installments of $190,000 through September 2011 and was secured by Hidden Splendor’s assets. Interest was imputed on this loan using America West’s standard borrowing rate of 7% per annum.  A discount of $180,452 was recorded on the loan and was amortized using the effective interest method over the life of the loan. The effective interest rate on the note was 6.82%. During the year ended December 31, 2009, the balance of the discount of $177,450 was fully amortized and recorded as interest expense. The outstanding principal balance at December 31, 2011 and 2010 was $0 and $825,374, respectively. America West defaulted on this loan in the first quarter of 2010. Consequently, the loan was due on demand and the outstanding principal balance was reflected as part of current liabilities in the consolidated balance at December 31, 2010.

Hidden Splendor obtained new payment terms on unpaid payroll and coal excise taxes. The loan is secured by Hidden Splendor’s assets and is payable in quarterly payments of $162,156. The loan bears interest at 7% per annum and matured in September 2011. The outstanding principal balance at December 31, 2011 and 2010 was $878,964. The Company defaulted on this loan in the first quarter of 2010. Consequently, the loan is due on demand and the outstanding principal balance is reflected as part of current liabilities in the consolidated balance sheets.

Hidden Splendor obtained new payment terms on a 2007 $800,000 loan from an unrelated profit sharing plan. The loans bear interest at 8.1% per annum and is due October 2012.  The loan terms call for monthly interest-only payments the first 24 months, then monthly principal and interest payments the following 24 months. The outstanding principal balance on the loan was $358,357 and $475,000 as of December 31, 2011 and 2010, respectively.

On May 24, 2011, debt owed to an unrelated profit sharing plan was modified. The original debt terms required monthly payments of $21,360 from February 5, 2011 through January 5, 2013. The monthly payments under the note were modified to be payable as follows:

May 2011	$10,000
June 2011	$10,000
September 2011 – January 2013	$21,360 per month
February 2013	$108,163

In connection with this loan modification, America West issued the note holder 25,000 shares of common stock. America West evaluated the modification under FASB ASC 470-50 and determined that the modification was not substantial and therefore did not constitute a debt extinguishment. The fair value of the common shares issued was determined to be $31,250 and was recorded as a debt discount. The discount will be amortized to interest expense over the term of the debt using the effective interest method. Amortization for the year ended December 31, 2011 was $10,881 and the unamortized discount on this note was $20,369 as of December 31, 2011.

Debt Incurred Subsequent to Bankruptcy

In January 2009, America West entered into a non-interest bearing promissory note to purchase land for $134,520. The note required monthly installments of $22,420 and matured on August 1, 2009. On September 18, 2010, the Company entered into an agreement to modify the terms. The modified note bore interest at 8% per annum on the unpaid balance and matured on January 18, 2011. America West evaluated the modification under FASB ASC 470-50 and determined that the modification was not substantial and therefore did not constitute a debt extinguishment. The outstanding principal balance at December 31, 2011 and 2010 was $0 and $84,112, respectively.

In September 2010, America West and its subsidiaries signed various notes to borrow a total of $1,000,000. The notes bear interest of 10% per annum and mature in September 2011. A total of 833,333 common shares were issued in connection with the debt. The relative fair value of these shares was $411,764 and was recorded as a debt discount. The debt discount is being amortized and recorded as interest expense over the term of the debt using the effective interest method. Amortization of these discounts for the year ended December 31, 2011 was $246,496. On July 14, 2011, these loans and $85,274 of accrued interest were converted into 1,100,000 shares of common stock valued at $1.01 per share, although this debt was not originally issued as convertible.  The fair value of the common stock issued was determined to be $1,111,000. The $51,705 unamortized discount and $25,726 excess fair value of the common stock were recorded as loss on extinguishment of debt. This transaction is also included in the July 14, 2011 conversion totaling $4,465,000 discussed below.

In September 2010, the Company entered into an installment plan with the Internal Revenue Service to repay past due payroll and excise taxes of $1,419,450. The required payment is $50,000 per month. Total payments made during the years ended December 31, 2011 and 2010 amounted to $600,000 and $180,000, respectively. This agreement bears zero interest rate and matures March 2013 if all payments are made on a timely basis. Interest and penalties continue to accrue on the unpaid taxes. The outstanding principal balance at December 31, 2011 and 2010 was $639,450 and $1,239,450.

Between October and December 2010, America West entered into multiple notes to borrow an aggregate of $3,780,000. The notes bear interest at 10% per annum and matured one year after they were signed, which is between October 5, 2011 and December 21, 2011. A total of 3,149,999 common shares were issued in connection with the debt. The relative fair value of these shares was $1,953,537 and was recorded as a debt discount. The debt discount was amortized and recorded as interest expense over the term of the debt using the effective interest method. Amortization of these discounts for the year ended December 31, 2011 was $885,109. During July 2011, $3,180,000 of these loans and $219,418 of accrued interest were converted to common stock.  These loans were not originally issued as convertible notes but were converted into 3,498,000 shares of common stock valued at $1.01 per share.  The fair value of the common stock issued was determined to be $3,532,980.  The $727,247 unamortized discount and $133,562 excess fair value of the common stock were recorded as loss on extinguishment of debt.  This transaction is also included in the July 14, 2011 conversion totaling $4,465,000 discussed below.

On April 20, 2011, $500,000 of the $3,780,000 debt that was not originally issued as a convertible promissory note and $21,875 of accrued interest was converted into 550,000 shares of common stock valued at $1.10 per share. The fair value of the common stock issued was determined to be $605,000. As a result, $151,226 of unamortized debt discount and the $83,125 excess fair value of the common stock were recorded as loss on extinguishment of debt.  Of the $3,780,000 debt issued between October and December 2010, a $100,000 note remains at December 31, 2011 after the April and July conversions.  The $100,000 note matured on December 7, 2011 and is in default at December 31, 2011.  America West confessed judgement in a court ruling relating to the default of this loan.  America West has agreed to make $5,000 payments on or before January 17, 2012 and February 15, 2012; $10,000 payments on or before March 15, 2012, April 16, 2012and May 15, 2012: and a $79,253 payment on or before June 15, 2012 as full payment of the principal and accrued interest on this loan.

During June and October 2011, America West and its subsidiaries borrowed an aggregate of $281,410. The loan proceeds were used to pay for business insurance. The notes bear interest between 3.25% and 4.95% per annum and mature on March 4, 2012 and April 20, 2012. The outstanding principal balance at December 31, 2011 was $88,443.

During the year ended December 31, 2011, America West borrowed an aggregate of $285,000 from third parties. The notes bear interest at 10% per annum and mature between March 15, 2011 and January 9, 2012. A total of 237,499 common shares were issued in connection with the debt. The relative fair value of these shares was $177,016 and was recorded as a debt discount. The debt discount is amortized and recorded as interest expense over the term of the debt using the effective interest method. Amortization of these discounts for the year ended December 31, 2011 was $69,708.  Although these loans were not originally issued as convertible notes, these loans and $14,842 of accrued interest were converted to 313,500 shares of common stock valued at $1.01 per share during July 2011.  The fair value of the common stock issued was determined to be $316,635.  The $107,308 unamortized discount and $16,793 excess fair value of the common stock were recorded as loss on extinguishment of debt.  This transaction is also included in the July 14, 2011 conversion totaling $4,465,000 discussed below.

Debt Conversion

On July 14, 2011, $4,465,000 of debt that was not originally issued as convertible promissory notes and $319,534 of accrued interest were converted into 4,911,500 shares of common stock valued at $1.01 per share. This includes the $1,000,000, $3,180,000, and $285,000 conversions discussed above.  The original debt was issued between September 2010 and January 2011. The fair value of the common stock issued was determined to be $4,960,615. As a result, $886,260 of unamortized debt discount and the $176,081 excess fair value of the common stock were recorded as loss on extinguishment of debt.

In connection with the third party and related party loans issued during the year ended December 31, 2011 and 2010, America West incurred an aggregate of $302,300 and $1,083,550 of commissions, respectively. These commissions were recorded as deferred financing costs and are being amortized over the lives of the related loans using the effective interest rate method. Amortization expense for the year ended December 31, 2011 and 2010 amounted to $568,396 and $540,259. The total unamortized deferred financing costs were $0 and $543,291 as of December 31, 2011 and 2010, respectively.

A summary of the outstanding third party debt at December 31, 2011 and 2010 is as follows:

	Interest	December 31,
	Rate	2011	2010
Mid State bank loan assumed	7%	$184,517	$242,260
Third party profit sharing plan loan	8.1%	358,357	475,000
Bank loan	7%	821,783	1,078,962
Bank loan	7%	1,410,156	1,749,476
Bank loan	7%	896,196	1,111,846
General unsecured creditors loan	-	-	825,374
Accrued payroll and coal excise tax loan	7%	878,964	878,964
Property loan	8%	-	84,112
Insurance loans	3.25% to 4.95%	88,443	68,527
Operating loans	10%	100,000	4,780,000
IRS – payroll and coal excise tax	-	639,450	1,239,450
Unamortized discounts	-	(20,369)	(2,061,783)
Total debt		5,357,497	10,472,188

Current portion of debt, net of unamortized discounts		5,192,956	9,357,738

Long-term portion of debt		$164,541	$1,114,450

Minimum principal payments on the above loans for each of the five years subsequent to December 31, 2011 are as follows:

2012	$5,192,956
2013	164,541
2014	-
2015	-
2016	-
Thereafter	-
$5,357,497

NOTE 6 – RELATED PARTY TRANSACTIONS

Related Party Debt

On May 27, 2009, America West and its subsidiaries borrowed a total of $2,300,000, consisting of $1,495,000 from a related party and $805,000 from an affiliate of a director of America West (another related party). The notes bore interest at the rate of 16% compounded annually, with interest payable monthly commencing in August 2009, and the principal amount was due at maturity on May 27, 2011. The notes were secured by substantially all of the assets of America West Services, primarily consisting of mining equipment and a coal purchase agreement with a third party. America West has guaranteed the notes. These notes were modified in March 2011 as described below.

During the year ended December 31, 2009, certain officers, directors and affiliates advanced to America West an aggregate amount of $397,000 of which $345,000 and $35,000 was repaid during 2009 and 2010, respectively. These notes accrue interest at 12% per annum and originally matured on the earlier of (i) May 22, 2009 or (ii) the closing of a $10,000,000 debt or equity financing by America West. In an event of default, the unpaid principal and accrued interest due under the notes is convertible into common shares at a conversion price equal to $0.02 per share. The maturity date on the unpaid loans was extended twice in 2009, with the first extended maturity date being November 22, 2009 and then May 31, 2010. America West evaluated each modification under FASB ASC 470-50 and concluded that the revised terms constituted a debt modification rather than a debt extinguishment. The unpaid principal balance on the loans at December 31, 2011 and 2010 was $16,000 and $17,000. The $1,000 decrease in the principal is a result of the March 2011 modification discussed below.

On October 9, 2009, a $2,800,000 loan that was originally issued in 2008 with an original maturity date of October 9, 2009 was modified whereby the maturity date was extended to April 9, 2011. The loan bears interest at 17% per annum. In addition, interest of $476,000 incurred from October 2008 to October 2009 was added to the original principal. One $500,000 payment was required on October 9, 2010, but the $500,000 payment was not made. In addition, $100,000 of the principal was paid at the time of the refinancing by issuing 416,667 shares of common stock, resulting in a new loan amount of $3,176,000. The balance of principal and interest on the new loan was due April 9, 2011.

Since the above loan was not repaid by October 9, 2010, its original due date, the creditor was awarded 166,667 warrants to purchase common stock at $0.24 per share. In addition, since certain mine mortgage requirements were not met by May 31, 2010, America West issued 83,333 warrants per month, up to 916,667 warrants, to purchase common stock at $0.24 per share. See Note 7 for valuation of warrants. The outstanding principal balance on the loan was $3,176,000 as of December 31, 2010.  This loan was modified in March 2011 as described below.

On October 23, 2009, America West and its subsidiaries borrowed a total of $1,508,000, consisting of $983,000 from a related party and $525,000 from an affiliate of a director of America West. The notes bore interest at the rate of 16% compounded annually. The notes matured at the earliest of i) May 27, 2011 or ii) the closing of $10,000,000 debt or equity financing. The notes were secured by substantially all of the assets of America West Services, primarily consisting of mining equipment and a coal purchase agreement with a third party. America West guaranteed the notes.

America West repaid $8,000 of the above loans during 2010. On December 15, 2010, $225,000 of the loan was converted into 232,969 shares of America West common stock. The outstanding principal balance at December 31, 2010 was $1,275,000.  The issuance of these 232,969 common shares and an additional 357,219 common shares on December 15, 2010 was to repay an aggregate of $570,000 of principal and $90,439 of interest. This resulted in a loss on the extinguishment of debt of $667,484 being recorded for the year ended December 31, 2010. In connection with the aggregate of 590,188 common shares issued for the conversion of debt, America West paid commissions of $85,857. These commissions were recorded against additional paid-in capital during the year ended December 31, 2010.

The October 23, 2009 loans discussed above were included in the March 2011 debt modification discussed below.

On November 11, 2009, America West and its subsidiaries issued a promissory note for $150,000. The note bore interest at the rate of 10% per annum and matured on November 11, 2010. On May 17, 2010, this loan was modified and consolidated as described below.

Between February and September 2010, America West and its subsidiaries signed various notes to borrow a total of $1,760,000. The notes bear interest between 10% and 15% per annum and mature between March 15, 2010 and December 31, 2010. A total of 1,066,667 common shares were issued in connection with the debt. The relative fair value of these shares was $903,574 and was recorded as a debt discount. The debt discount is being amortized and recorded as interest expense over the term of the debt using the effective interest method. Amortization of these discounts for the year ended December 31, 2010 was $903,574. On May 17, 2010, $1,000,000 of these loans were modified and consolidated as described below. In March 2011, the remaining balance was modified as described below.

Between February and December 2010, two entities controlled by a director of America West loaned the Company an aggregate of $1,567,885. The loans are unsecured, bore interest at 10% per annum and matured between March 15, 2010 and March 31, 2011. In addition, an aggregate of 1,306,581 common shares were issued with the debt. The relative fair value of these shares was determined to be $790,008 and was recorded as a debt discount. The discount was amortized over the term of the loan using the effective interest rate method. Amortization for the year ended December 31, 2010 was $731,111. The unamortized discount was $0 and $58,897 at December 31, 2011 and 2010, respectively.  These loans were modified in March 2011 as described below.

In April 2010, an entity controlled by a director of America West loaned the Company $5,000. The loan is unsecured, bears no interest, and is due on demand. This loan was repaid during 2011.

In April 2010, America West’s Chairman of the Board of Directors paid off a line of credit balance of $34,500 with personal funds. As a result, America West has a loan due to the Chairman of $34,611 that is unsecured, bears interest at 10% per annum and is due on demand.  The balance due as of December 31, 2011 and 2010 was $34,611.

On May 17, 2010, loans previously issued between November 2009 and April 2010 totaling $2,150,000 were modified and consolidated into one loan. In addition, an additional $100,000 was borrowed under the modified loan and $94,088 of accrued interest was converted to principal bringing the principal amount of the modified loan to $2,344,088. The modified note bore interest at the rate of 15% per annum and matured on December 31, 2010. In connection with this modification, 1,953,407 shares of common stock were issued to the lender with a fair value of $3,047,313. America West evaluated the modification under FASB ASC 470-50 and determined that the modification was substantial and the revised terms constituted a debt extinguishment. As a result, a total loss on the extinguishment of $3,047,313 was recorded during the year ended December 31, 2010. The outstanding principal balance at December 31, 2010 was $2,344,088. During March 2011, this loan was modified as described below.

On various dates in October 2010 and on December 29, 2010, America West issued three promissory notes for a total amount of $370,000. The notes bore interest at the rate of 10% per annum and matured on February 15, 2011 and March 31, 2011. The Company issued 308,333 common shares to the creditors in connection with these notes. The relative fair value of these shares was $183,309 and was recorded as a discount to the debt. The debt discount was amortized and recorded as interest expense over the term of the debt using the effective interest method. Amortization of the discount for the year ended December 31, 2010 was $47,841. The unamortized discount was $135,468 at December 31, 2010. The outstanding principal balance of these notes at December 31, 2010 was $370,000.   These notes were modified during March 2011, as described below.

Through multiple amendments between February 11, 2011 and March 31, 2011, $2,513,343 of debt and $486,657 of accrued interest owed to an affiliate of a director of America West was extinguished through conversion to common stock.  The debt and accrued interest were converted to equity at $1.00 of debt per share of common stock, which was valued at $1.50 per share.  The fair value of the 3,000,000 shares of common stock issued upon conversions was determined to be $4.5 million.  A $1.5 million loss on extinguishment of debt was recorded upon converting the originally nonconvertible debt and accrued interest to equity.  The principal balance of debt that remained outstanding after the conversion was modified and consolidated into two convertible loans amounting to $415,118 and $374,309. The modified notes bear interest at the rate of 8% per annum and mature on June 1, 2014. The modified notes require monthly principal and interest payments of $8,531 and $7,693 beginning on July 1, 2011 with a final payment upon maturity of the unpaid principal and interest. The notes are secured by essentially all of the assets of America West, subject to the Hidden Splendor bankruptcy security requirements. As part of the loan agreements, the Company must comply with certain covenants which, among other matters, include restrictions in the amounts of capital stock and stock options that can be issued for each of the years 2011, 2012 and 2013. America West is also not allowed to incur or assume any debt or contingent liabilities not provided for in the loan agreement.  America West was not compliant with these covenants on December 31, 2011.

America West evaluated the modification under FASB ASC 470-50 and determined that the modification was substantial due to a substantive conversion option being added and the revised terms constituted a debt extinguishment. At any time prior to the full payment of the notes, the creditors have the option to convert all or any portion of the unpaid balance of the notes into shares of common stock. The first 50% of the remaining debt is convertible at $1.00 per share, the next 25% is convertible at $1.25 per share and the last 25% is convertible at $1.50 per share. If the entire principal balance was converted, 684,170 shares of America West’s common stock would be issued. America West evaluated the terms of the modified note under FASB ASC 815-15 and determined that the note did not require derivative treatment. America West then evaluated the note under FASB ASC 470-20 and determined that the note contained a beneficial conversion feature. The intrinsic value of the beneficial conversion feature was determined to be $236,828 and was recorded as a discount. The discount is amortized and recorded as interest expense over the term of the debt using the effective interest method. On July 14, 2011, $482,106 of the modified notes and $17,894 of accrued interest were converted into 500,000 common shares. The related discount of $218,415 was amortized to interest expense upon conversion of the debt to equity.  As a result of America West’s noncompliance with debt covenants, the debt is due on demand.  Therefore, the remaining discount of $18,413 was amortized to interest expense on December 31, 2011.  The debt has all been classified as current debt.  The remaining principal balance of the two convertible loans was $307,321 as of December 31, 2011.

Through multiple amendments between February 11, 2011 and March 31, 2011, all debt and interest owed to a related party was modified and consolidated into one convertible loan with a principal amount of $10,765,839. This loan includes $9,125,088 of principal and $1,640,751 of accrued interest converted to principal. The modified note bears interest at the rate of 8% per annum and matures on June 1, 2014. The modified note requires monthly principal and interest payments of $221,259 beginning on July 1, 2011 with a final payment upon maturity of the unpaid principal and interest. The note is secured by essentially all of the assets of America West, subject to the Hidden Splendor bankruptcy security requirements. As part of the loan agreement, the Company must comply with certain covenants which, among other matters, include restrictions in the amounts of capital stock and stock options that can be issued for each of the years 2011, 2012 and 2013. America West is also not allowed to incur or assume any debt or contingent liabilities not provided for in the loan agreement. America West was not compliant with these covenants on December 31, 2011.

America West evaluated the modification under FASB ASC 470-50 and determined that the modification was substantial due to a substantive conversion option being added and the revised terms constituted a debt extinguishment. At any time prior to the full payment of the note, the creditor has the option to convert all or any portion of the unpaid balance of the note into shares of common stock. The first 50% of the debt is convertible at $1.00 per share, the next 25% is convertible at $1.25 per share and the last 25% is convertible at $1.50 per share. If the entire principal balance was converted, 9,330,394 shares of America West’s common stock would be issued. America West evaluated the terms of the modified note under FASB ASC 815-15 and determined that the note did not require derivative treatment. America West then evaluated the note under FASB ASC 470-20 and determined that the note contained a beneficial conversion feature. The intrinsic value of the beneficial conversion feature was determined to be $3,229,752 and was recorded as a discount. The discount was amortized and recorded as interest expense over the term of the debt using the effective interest method. On July 14, 2011, $3,600,000 of the modified note was converted into 3,600,000 shares of common stock.  The related discount of $1,800,000 was amortized to interest expense upon conversion of the debt to equity.   As a result of America West’s noncompliance with debt covenants, the debt is due on demand.  Therefore, the remaining discount of $1,429,752 was amortized to interest expense on December 31, 2011.  The debt has all been classified as current debt.  The remaining principal balance was $7,165,839 as of December 31, 2011.

In connection with this loan modification, the vesting of certain common stock warrants previously issued to this note holder was accelerated. A total of 250,000 common stock warrants that originally vested monthly through May 2011 were modified whereby they vested in full on February 11, 2011. The total fair value associated with these warrants of $390,000 was included in the loss on extinguishment of debt. The total loss on extinguishment of debt associated with this loan modification and extinguishment during the year ended December 31, 2011 was $2,016,418, consisting of the expense related to these modified warrants, the unamortized discounts on the modified debt, and the losses resulting from debt extinguishment.

On February 11, 2011 America West borrowed $2,000,000 through the issuance of a convertible promissory note. The note bears interest at 10% per annum and matured on March 15, 2011. At any time subsequent to fulfilling certain conditions, the creditor has the option to convert all or any portion of the unpaid balance of the note into shares of common stock at a conversion price equal to $1.00 per share. America West evaluated the terms of the note under FASB ASC 815-15 and determined that the note did not require derivative treatment. America West then evaluated the note under FASB ASC 470-20 and determined that the note contained a beneficial conversion feature. The intrinsic value of the beneficial conversion feature was determined to be $1,000,000 and was recorded as a discount on the debt. The discount was fully amortized to interest expense on March 31, 2011 when the entire note and related interest of $34,822 was converted into 2,034,822 common shares on March 31, 2011.

In June 2011, America West borrowed a total of $1,928,000 through the issuance of convertible promissory notes. The notes are secured by essentially all of the assets of America West, subject to the Hidden Splendor bankruptcy security requirements, bear interest at 8% per annum and mature on July 15, 2011. At any time prior to the full payment of the note, the creditor has the option to convert all or any portion of the unpaid balance of the note into shares of common stock at $1.00 per share. If the entire principal balance was converted, 1,928,000 shares of America West’s common stock would be issued. America West evaluated the terms of the notes under FASB ASC 815-15 and determined that the notes do not require derivative treatment. America West then evaluated the notes under FASB ASC 470-20 and determined that the notes contain beneficial conversion features. The intrinsic value of the beneficial conversion features was determined to be $547,000 and was recorded as a discount. The discount was amortized and recorded as interest expense over the term of the debt using the effective interest method. Amortization for the year ended December 31, 2011 was $547,000 and the unamortized discount on these notes was $0 as of December 31, 2011. The entire balance of the notes was converted on July 14, 2011 to 1,928,000 shares of common stock.

In July 2011, America West borrowed a total of $800,000 from a major shareholder. The notes bear interest at 8% per annum and matured on December 31, 2011. The notes have no specific repayment schedule.

On July 8 and 14, 2011, America West borrowed a total of $762,130 through the issuance of convertible promissory notes. The notes are secured by essentially all of the assets of America West, subject to the Hidden Splendor bankruptcy security requirements, bear interest at 8% per annum and matured on July 15, 2011. At any time prior to the full payment of the note, the creditor has the option to convert all or any portion of the unpaid balance of the note into shares of common stock at $1.00 per share. If the entire principal balance was converted, 762,130 shares of America West’s common stock would be issued. America West evaluated the terms of the notes under FASB ASC 815-15 and determined that the notes do not require derivative treatment. America West then evaluated the notes under FASB ASC 470-20 and determined that the notes contain beneficial conversion features. The intrinsic value of the beneficial conversion features was determined to be $42,320 and was recorded as a discount. The discount was amortized and recorded as interest expense over the term of the debt using the effective interest method. Amortization for the year ended December 31, 2011 was $42,320. The entire balance of the notes was converted on July 14, 2011 to 762,130 shares of common stock.

From August through December 2011, America West borrowed an aggregate of $7,310,000 from a major shareholder. The notes bear interest at 8% per annum and matured on December 31, 2011. A total of 7,310,000 common shares were issued in connection with the debt. The relative fair value of these shares was $2,803,016 and was recorded as a debt discount. The debt discount was amortized and recorded as interest expense over the term of the debt using the effective interest method. Amortization for the year ended December 31, 2011 was $2,803,016. The unamortized discount on these notes as of December 31, 2011 was $0.  The balance of the debt at December 31, 2011 was $7,310,000.

During the year ended December 31, 2011, America West borrowed an aggregate of $184,380 from an entity controlled by a Director of America West. The notes bear interest at 10% per annum and mature between January 20, 2011 and July 31, 2011. A total of 117,079 common shares were issued in connection with the debt. The relative fair value of these shares was $87,428 and was recorded as a debt discount. The debt discount will be amortized and recorded as interest expense over the term of the debt using the effective interest method. Amortization for the year ended December 31, 2011 was $24,067 while $63,361 was recorded as a loss on the extinguishment of debt during the year ended December 31, 2011, due to the modification of various loans between February 11, 2011 and March 31, 2011 as discussed above. The unamortized discount on these notes was $0 as of December 31, 2011.

A summary of the related party debt and related party convertible debt activity for the year ended December 31, 2011 is as follows:

Balance, net at December 31, 2010	$11,535,219
Borrowings	13,699,510
Principal payments	(150,495)
Interest converted to principal	1,640,751
Principal converted to common stock	(11,285,579)
Debt discounts	(8,291,503)
Debt discounts amortized and extinguished	8,485,868
Balance, net at December 31, 2011	15,633,771
Less: current maturities, net	(15,633,771)
Long term portion, net at December 31, 2011	$-

Other Related Party Transactions

During 2010 and in previous years, a shareholder pledged personal assets as security for a performance bond related to the federal coal lease for Hidden Splendor.

During 2010 and in previous years, a shareholder pledged personal assets as security for a reclamation obligation to the State of Utah for Hidden Splendor.

America West leases office space from an entity owned by certain stockholders of America West. In addition, Hidden Splendor leases certain water rights from the entity. As of December 31, 2011 and December 31, 2010, the total accrued liability for these items was $345,600 and $243,600, respectively.

America West receives transfer agent services from an entity controlled by a director of America West. The payables to this entity totaled $0 and $35,971 as of December 31, 2011 and 2010, respectively.

Hidden Splendor ships a portion of its coal utilizing a trucking company owned by America West's Chief Executive Officer. For the years ended December 31, 2011 and 2010, Hidden Splendor incurred trucking fees amounting to $1,962,329 and $1,361,594, respectively which is included in coal production costs in the consolidated statements of operations. The amount payable to this trucking company as of December 31, 2011 and 2010 totaled $0 and $241,935, respectively.

NOTE 7 – STOCKHOLDERS’ EQUITY

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

On December 15, 2010, $570,000 of debt and $90,439 of accrued interest was converted into 590,188 common shares valued at $1,327,923. In connection with the conversion, America West incurred commissions of $85,857 which were recorded against additional paid-in capital.

Between September and December 2010, America West issued 457,917 common shares for the exercise of 457,917 common stock warrants and received cash totaling $4,577.

During the year ended December 31, 2011, America West issued 200,000 common shares to repay an accrued liability of $299,000. The fair value of the shares was determined to be $350,000 resulting in a loss on the extinguishment of liabilities of $51,000.

During the year ended December 31, 2011, America West issued 473,000 common shares for services rendered valued at $454,688.

During the year ended December 31, 2011, America West issued 6,798,078 common shares for $5,865,304 cash, net of $893,041 of cash issuance costs. In connection with the sale of these shares, America West granted 585,000 common stock warrants to an entity controlled by a Director of America West as additional stock issuance costs. The fair value of the warrants was determined to be $805,199 (see Warrants section below).

During the year ended December 31, 2011, America West issued 8,168,745 common shares with debt. The relative fair value of the shares was determined to be $3,443,868 and was recorded as a discount on the debt. See Notes 5 and 6 for details.

During the year ended December 31, 2011, America West issued 17,298,245 common shares for the conversion of $16,250,579 of principal and $892,575 of accrued interest.  The shares were valued at $17,889,780. See Notes 5 and 6 for details.

During the year ended December 31, 2011, America West issued 16,667 common shares for the exercise of warrants at $0.01 per share and received cash of $168.

Options

On July 3, 2008, America West granted employees and officers options to purchase an aggregate 353,125 common shares at exercise prices ranging from $4.80 to $5.40. The options vest one third per year through July 3, 2010 and have a term of five years. The fair value of the options was determined to be $1,438,973 using the Black-Scholes stock option valuation model. The significant assumptions used in the valuation were: the exercise prices noted above; the market value of America West’s common stock on July 3, 2008, $4.20; expected volatilities between 237.25% and 286.65%; risk free interest rate of 3.28%; and expected terms between 2.5 and 3.5 years. During the years ended December 31, 2011 and 2010, $0 and $123,642 of this fair value was expensed, respectively.

On September 22, 2009, America West granted employees options to purchase an aggregate 109,167 common shares at an exercise price of $1.20. The options vest 100% on September 22, 2010 and have a term of the earlier of 1) 3 years from the vesting date, or 2) six months upon the employee’s termination. The fair value of the options was determined to be $123,129 using the Black-Scholes stock option valuation model. The significant assumptions used in the valuation were: the exercise price noted above; the market value of America West’s common stock on September 22, 2009, $1.19; expected volatility of 246.69%; risk free interest rate of 1.28%; and an expected term of 2.5 years. During the years ended December 31, 2011 and 2010, $0 and $89,396 of this fair value was expensed.

On March 26, 2010, America West granted employees and officers options to purchase an aggregate 688,333 common shares at an exercise price of $2.40. The options vest 100% on March 24, 2011 and have a term of the earlier of 1) 3 years from the vesting date, or 2) six months upon the employee's termination. The fair value of the options was determined to be $1,141,730 using the Black-Scholes stock option valuation model. The significant assumptions used in the valuation were: the exercise price noted above; the market value of America West's common stock on March 26, 2010, $1.92; expected volatility of 194.60%; risk free interest rate of 1.34%; and an expected term of 2.5 years. During the years ended December 31, 2011 and 2010, $270,087 and $871,643 of this fair value was expensed.

Stock option expense for the years ended December 31, 2011 and 2010 amounted to $270,087 and $1,084,681, respectively. As of December 31, 2011 and 2010, there was $270,087 of unrecognized option expense which was recorded as expense during the quarter ended March 31, 2011.

A summary of option transactions for the years ended December 31, 2011 and 2010 is as follows:

		Wtd. Avg.
		Exercise
	Options	Price
Outstanding at December 31, 2009	562,292	$3.57
Granted	688,333	2.40
Outstanding at December 31, 2010	1,250,625	2.93
Outstanding at December 31, 2011	1,250,625	$2.93

At December 31, 2011, the range of exercise prices and the weighted average remaining contractual life of the options outstanding were $.12 to $5.40 and 1.97 years, respectively. The intrinsic value of the exercisable options outstanding at December 31, 2011 was $9,000. At December 31, 2010, the range of exercise prices and the weighted average remaining contractual life of the options outstanding were $0.12 to $5.40 and 2.97 years, respectively. The intrinsic value of the exercisable options outstanding at December 31, 2010 was $264,875. The weighted average grant date fair value of the options granted during 2010 was $1.66.  There were no options issued during 2011.

Warrants

On October 9, 2009, America West awarded 166,667 warrants, with an exercise price of $0.24, in conjunction with the non payment of a loan. See Note 8 for full details. The fair value of the 166,667 warrants was determined to be $260,000 and was charged to warrant expense. In connection with the same loan, up to 916,667 warrants, with an exercise price of $0.12, were also issued to the same creditor since America West did not satisfy a certain mortgage requirement related to the Horizon Mine by May 31, 2010. The fair value of the 916,667 warrants was determined to be $1,429,999. All of the above warrants have a term of 10 years. The Black-Scholes stock option valuation model was used to determine the fair value of the warrants. The significant assumptions used in the valuation were: the exercise prices noted above; the market value of America West’s common stock on October 9, 2009, $1.56; expected volatility of 292%; risk free interest rate of 3.4%; and expected terms of ten years. The fair value of these warrants was not recognized during 2009 as the warrants can only be exercised when the loan is not repaid at maturity date and when Horizon Mine is not able to meet the mortgage requirement provided in the loan agreement by May 31, 2010, as indicated above. As a result, 83,333 of the 916,667 warrants vest each full month subsequent to May 2010 for which the debt is not repaid. During the year ended December 31, 2010, 583,333 of the 916,667 warrants vested and the corresponding fair value of $909,999 was recorded as warrant expense.  During the year ended December 31, 2011, $130,000 was recorded as warrants expense and $390,000 was included in the loss on extinguishment of debt due to the loan medication discussed in Note 3.

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

On September 14, 2010, America West granted a third party 577,500 warrants to purchase common shares at an exercise price of $0.01 for services. The warrants vest immediately and have a term of 5 years. The fair value of the warrants was determined to be $413,566 using the Black-Scholes stock option valuation model. The significant assumptions used in the valuation were: the exercise price noted above; the market value of America West's common stock on September 14, 2010, $0.72; expected volatility of 204.78%; risk free interest rate of .25%; and an expected term of 3 years. During the year ended December 31, 2010, the fair value of $413,566 was recorded as warrant expense. During 2010, 457,917 of these warrants were exercised. During 2011, 16,667 of these warrants were exercised.

On January 21, 2011, America West granted 548,708 common stock warrants to an entity controlled by a Director of America West with an exercise price of $1.20. The warrants vest immediately and have a term of five years. The fair value of the warrants was determined to be $1,123,979 using the Black Scholes stock option valuation model. The significant assumptions used in the valuation were: the exercise price noted above, the market value of America West’s common stock on January 21, 2011, $2.05, expected volatility of 291.71%, risk free interest rate of 3.4% and an expected term of five years. The warrants were issued as a commission for various debt raises and the fair value of the warrants was recorded as deferred financing costs. During the year ended December 31, 2011, $1,123,979 of these costs was amortized to interest expense. The unamortized deferred financing costs associated with these warrants totaled $0 as of December 31, 2011.

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

A summary of warrant transactions for the years ended December 31, 2011 and 2010 is as follows:

		Wtd. Avg.
		Exercise
	Warrants	Price
Outstanding at December 31, 2009	3,221,667	$1.09
Granted	914,962	0.90
Exercised	(457,917)	(0.01)
Expired	(15,625)	(3.60)
Forfeited	(1,177,811)	(0.12)
Outstanding at December 31 ,2010	2,485,276	1.66
Granted	1,133,708	1.10
Exercised	(16,667)	(0.01)
Expired	(33,332)	(4.11)
Outstanding at December 31 ,2011	3,568,985	1.47
Exercisable at end of year	3,568,985	$1.47

At December 31, 2011, the range of exercise prices and the weighted average remaining contractual life of the warrants outstanding were $0.12 to $5.04 and 4.44 years, respectively. The intrinsic value of the exercisable warrants outstanding at December 31, 2011, was $109,581. At December 31, 2010, the range of exercise prices and the weighted average remaining contractual life of the warrants outstanding were $0.01 to $5.04 and 5.46 years, respectively. The intrinsic value of the exercisable warrants outstanding at December 31, 2010, was $1,716,597. The weighted average grant date fair value of the warrants granted during 2011 and 2010 was $1.70 and $1.13, respectively.

NOTE 8 – DERIVATIVES

Warrant Derivatives Due to Reset Provisions

As of December 31, 2011, America West had an aggregate of 911,564 outstanding warrants containing exercise price reset provisions that are classified as derivative liabilities.

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

As of December 31, 2010, the outstanding warrants had a fair value of $1,594,370. The significant assumptions used in the December 31, 2010 valuation were: the exercise prices ranging from $0.12 to $3.60; the market value of America West’s common stock on December 31, 2010 of $1.95, expected volatilities between 197.07% and 199.90%; risk free interest rates of 1.02%; and remaining contract terms ranging from 2.84 to 3.03 years. During the year ended December 31, 2010, the total derivative gain resulting from the reset provision warrant derivatives was $294,402.

As of December 31, 2011, the outstanding warrants had a fair value of $109,711. The significant assumptions used in the December 31, 2011 valuation were: the exercise prices ranging from $0.12 to $3.60; the market value of America West’s common stock on December 31, 2011 of $0.21, expected volatilities between 203.75% and 208.95%; risk free interest rates of 0.25%; and remaining contract terms ranging from 1.84 to 2.03 years. During the year ended December 31, 2011, the total derivative gain resulting from the reset provision warrant derivatives was $1,484,659.

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

The total derivative gain resulting from the above warrant derivatives amounted to $0 and $83,502 for the years ended December 31, 2011 and 2010, respectively.

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

The following table sets forth by level with the fair value hierarchy the Company’s financial assets and liabilities measured at fair value on December 31, 2011 and 2010.

December 31, 2011:	Level 1	Level 2	Level 3	Total
Assets
No None	$—	$—	$—	$—

L Liabilities
Derivative financial instruments	$—	$—	$109,711	$109,711

December 31, 2010:	Level 1	Level 2	Level 3	Total
Assets
None	$—	$—	$—	$—

L Liabilities
Derivative financial instruments	$—	$—	$1,594,370	$1,594,370

The following table provides a summary of the changes in fair value, including net transfers in and/or out, of the derivative financial instruments measured at fair value on a recurring basis using significant unobservable inputs:

Warrants

Balance at January 1, 2010	$3,195,870
Derivative liability reclassed from additional paid in capital	827,528
Unrealized gain included in other income (expense)	(294,402)
Settlement of derivative liability	(2,134,626)
Balance at December 31, 2010	1,594,370
Derivative liability reclassed from additional paid in capital	-
Unrealized gain included in other income (expense)	(1,484,659)
Settlement of derivative liability	-
Balance at December 31, 2011	$109,711

NOTE 9 – COMMITMENTS & CONTINGENCIES

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

On October 9, 2009, America West entered into a loan that requires royalty payments on each ton of coal produced. The rate per ton was $0.25 between August 20, 2009 and November 19, 2009 and $0.50 between November 20, 2009 and May 19, 2010. From May 20, 2010 through August 19, 2016, the rate per ton is $2.00. Royalty expense for the year ended December 31, 2010, amounted to $413,579, respectively.   During the year ended December 31, 2011,  the royalty agreements were amended which resulted in the Company recognizing a gain on forgiveness of royalty liabilities of $440,919 for the accrued royalties that were no longer payable under the amended agreements.

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

Occasionally, Hidden Splendor is issued citations by the Mine Safety and Health Administration in connection with regular inspections of the Horizon Mine. At times, Hidden Splendor challenges citations, resulting in reductions to proposed penalties or administrative adjudications with no penalties. As of December 31, 2011, Hidden Splendor had challenges pending in several administrative actions. Such actions cover a total of approximately $1,287,431 of proposed, assessed penalties. Management has determined that of the total amount, the probable liability arising from these citations is approximately $771,800 which has been accrued at December 31, 2011.

In December 2010, the Company agreed to serve as guarantor on $250,000 of debt payments owed by Wild West Trucking, a trucking company owned by America West's Chief Executive Officer, to its secured creditor Zions Bank.  Subsequently the debt has been paid and the Company has been released from guarantor.

Minimum payments on the commitments described above for each of the five years subsequent to December 31, 2011 are as follows:

2012	$3,867
2013	3,867
2014	3,867
Thereafter	-
$11,592

NOTE 10 – MAJOR CUSTOMERS

During 2011 and 2010 three customers each accounted for more than 10% of America West’s coal sales.

NOTE 11 – ASSET RETIREMENT OBLIGATION

The following table summarizes the changes in America West’s asset retirement obligation for the years ended December 31, 2011 and 2010.

	2011	2010
Asset retirement obligation, January 1	$134,969	$157,048
Accretion expense	78,251	15,705
Revisions in accounting estimate	-	(37,784)
Asset retirement obligation, December 31	$213,220	$134,969

NOTE 12 – INCOME TAX EXPENSE

At December 31, 2011, America West had unused federal and state net operating loss carryforwards available of approximately $49,950,000, which may be applied against future taxable income, if any, and which expire in various years through 2031. The Internal Revenue Code contains provisions which likely will reduce or limit the availability and utilization of these net operating loss carryforwards. For example, limitations are imposed on the utilization of net operating loss carryforwards if certain ownership changes have taken place or will take place. The Company has not performed an analysis to determine whether any such limitations have occurred.

The temporary differences and carryforwards which give rise to the deferred income tax assets as of December 31, 2011 and 2010 are as follows:

	2011	2010

Depreciation	$(378,000)	$(931,000)
Stock based compensation	270,000	1,568,000
Federal and Utah net operating loss carryovers	12,500,000	13,812,000
Total deferred income tax assets	12,392,000	14,449,000
Valuation allowance	(12,392,000)	(14,449,000)
Net deferred income tax asset	$-	$-

A reconciliation of income taxes at the federal statutory rate to actual income tax expense is as follows:

	2011	2010

Federal benefit at statutory rate (34%)	$(4,277,000)	$(3,128,000)
State income taxes, net of federal tax	(755,000)	(552,000)
Valuation allowance	5,032,000	3,680,000
Net tax expense	$-	$-

NOTE 13 – DEFINED CONTRIBUTION PENSION PLAN

America West provides a defined contribution plan for its employees meeting minimum service requirements. Employees can contribute up to 100% of their current compensation to the plan subject to certain statutory limitations. The Company contributes up to a maximum of 3% of an employee’s compensation and plan participants are fully-vested in the Company’s contributions immediately. The Company made contributions to the plan of approximately $0 and $12,000 during the years ended December 31, 2011 and 2010, respectively.

NOTE 14 - SUBSEQUENT EVENTS

From January1, 2012 through the date of this report, America West borrowed an aggregate of $1,170,000 from a major shareholder. The notes bear interest at 8% per annum and mature on March 31, 2012. A total of 1,170,000 common shares were issued in connection with the debt.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

1.

Resignation of Former Accountant.

Effective October 31, 2011, our board of directors authorized our officers to change our independent accountants from MaloneBailey, LLP of Houston, Texas to Hansen, Barnett and Maxwell, P.C. of Salt Lake City, Utah.  In this regard, we provide the following information:

a.

Effective October 31, 2011 we dismissed the accounting firm of MaloneBailey, LLP of Houston, Texas.

b.

The principal accountant's report on the financial statements issued by MaloneBailey, LLP in connection the financial statements dated December 31, 2010, and filed with our Form 10-K on April 15, 2011, contained a “going concern” qualification.  It stated:

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

c.

The decision to change our independent accountant as reported herein was approved by our board of directors.  We have no audit committee, or similar committee, of our board of directors.

d.

During our two most recent fiscal years and any subsequent interim period preceding the resignation of our former accountants there were no disagreements with the former accountant on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement(s), if not resolved to the satisfaction of our former accountant, would have caused it to make reference to the subject matter of the disagreement(s) in connection with its reports.

e.

None of the following events occurred within the registrant's two most recent fiscal years and any subsequent interim period preceding our former accountant's resignation:

1

Our accountant's having advised us that the internal controls necessary for us to develop reliable financial statements do not exist;

2.

Our accountant's having advised us that information has come to the accountant's attention that has led it to no longer be able to rely on management's representations, or that has made it unwilling to be associated with the financial statements prepared by management;

3.

Our accountant's having advised us of the need to expand significantly the scope of its audit, or that information has come to the accountant's attention that if further investigated may: ( i ) materially impact the fairness or reliability of either: a previously issued audit report or the underlying financial statements; or the financial statements issued or to be issued covering the fiscal period(s) subsequent to the date of the most recent financial statements covered by an audit report (including information that may prevent it from rendering an unqualified audit report on those financial statements), or ( ii ) cause it to be unwilling to rely on management's representations or be associated with the registrant's financial statements, and due to our accountant's resignation (due to audit scope limitations or otherwise) or dismissal, or for any other reason, the accountant did not so expand the scope of its audit or conduct such further investigation; or

4.

Our accountant's having advised us that information has come to the accountant's attention that it has concluded materially impacts the fairness or reliability of either ( i ) a previously issued audit report or the underlying financial statements, or ( ii ) the financial statements issued or to be issued covering the fiscal period(s) subsequent to the date of the most recent financial statements covered by an audit report (including information that, unless resolved to the accountant's satisfaction, would prevent it from rendering an unqualified audit report on those financial statements), and due to our accountant's resignation, dismissal or declination to stand for re-election, or for any other reason, the issue has not been resolved to the accountant's satisfaction prior to its resignation, dismissal or declination to stand for re-election.

2.

Appointment of New Independent Accountants

A.  Effective October 31, 2011, our board of directors authorized our officers to engage Hansen, Barnett and Maxwell, P.C. of Salt Lake City, Utah as our independent accountants.  We did not, nor did anyone on our behalf, consult the new accountant regarding:

1.   The application of accounting principles to a specific completed or proposed transaction, or the type of audit opinion that might be rendered on our financial statements and neither written or oral advice was provided that was an important factor considered by us in reaching a decision as to the accounting, auditing or financial reporting issue; or

2.  Any matter that was either the subject of a disagreement, as defined in paragraph 304(a)(1)(iv) of Regulation  S-K, or a reportable event, as described in paragraph 304(a)(1)(v) of Regulation S-K.

Letter from Former Accountant

We provided our former accountant with a copy of the disclosures in the report on Form 8-K we filed in October of 2011 and requested our former accountant furnish us with a letter addressed to the Commission stating whether it agrees with the statements made by us in this report and, if not, stating the respects in which it does not agree.  They provided us with a letter that agreed with the statements in our October, 2011 Form 8-K on the matter.

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

The chief executive officer and the chief financial officer have concluded, based on their evaluation as of December 31, 2011 that, as a result of the material weaknesses described below, disclosure controls and procedures were ineffective in providing reasonable assurance that material information is made known to them by others within the Company.

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

As a result of the existence of these material weaknesses as of December 31, 2011, management has concluded that we did not maintain effective internal control over financial reporting as of December 31, 2011, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

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

Name	Age	Position

Dan R. Baker	62	Director, President, Chief Executive Officer
Brent M Davies	63	Chief Financial Officer
Alexander H. Walker III	51	Chairman, Director, Secretary
Amanda Cardinalli	48	Director

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

Alexander H. Walker III has served as director and secretary since August 2007 and as the president and chief executive officer of the Company from August 2007 to July 2008.  Since March 2003, Mr. Walker has been an executive officer of Hidden Splendor.  Mr. Walker is a member of the Utah State Bar Association and the Nevada Bar Association, and until 2003 practiced primarily in the areas of general business litigation and securities. He is also the chair of the Mining Committee of the Energy, Natural Resources and Environmental Law Section of the Utah State Bar, a member of the board of directors of the South East Utah Energy Producers Association and in the past has served as the co-chair of the board of the Western Energy Training Center.

Brian Rodriguez – former director and chief financial officer - served as a director of the Company from December 2007 to August 2011. From December 2007 through January 2009, Mr. Rodriguez served as the chief financial officer of America West and served as interim chief financial officer from October, 2009 to August 2011. Mr. Rodriguez is the president of Marathon Advisors LLC, a professional services firm providing accounting and business development services to micro-cap and small-cap public companies.  Mr. Rodriguez began his career in 1993 in the Business Assurance practice of PricewaterhouseCoopers in Dallas, Texas.  Mr. Rodriguez has been a Certified Public Accountant in the State of Texas since May, 1995.  Mr. Rodriguez is a director of Radiant Oil & Gas, Inc.

George Jarkesy – former director - served as a director of the Company from December 2007 to February 2012.  Mr. Jarkesy has served as the managing member of John Thomas Capital Management Group, LLC, which is the general partner for John Thomas Bridge and Opportunity Fund, L.P.  since June 2007.  Mr. Jarkesy previously served as the chief operating officer and president of SH Celera Capital Corporation, an internally managed fund from March 2007 until March 2008.  Mr. Jarkesy has founded and built companies engaged in financial consulting, real estate investments, real estate management, employee leasing, light steel manufacturing, livestock management, oil field services and biotechnology during the last ten years.  He is the vice president of the board of directors for the Society of St.  Vincent DePaul in the Galveston-Houston Archdiocese of the Catholic Church and is also on the board of the Jarkesy Foundation, Inc. Mr. Jarkesy is a director of Radiant Oil & Gas, Inc.

Amanda Cardinalli has served as a director of the Company since August 2007.  Ms. Cardinalli has served as president of Nevada Agency and Transfer Company, a company which provides trust, stock transfer and resident agent services to its corporate clients for over five years.

Brent M. Davies has served as chief financial officer of the Company since August 2011.  Mr. Davies previously served as the chief executive officer of Robison, Hill & Company, CPAs for over five years.  During his career in public accounting he has been involved with various oil and gas, coal, gold, silver, phosphate, sand and gravel mining companies as a consultant, tax preparer, auditor and in financial statement preparation.

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

During 2011 and as of the date of this Report, there were no material changes to the procedures by which security holders may recommend nominees to our Board of Directors.

Audit Committee

The Audit Committee of the Board currently consists of the entire Board of Directors, but it is expected that the Audit Committee will be constituted to consist of at least two non-employee directors. The Audit Committee selects an independent public accounting firm to be engaged to audit our financial statements, discusses with the independent auditors their independence, reviews and discusses the audited financial statements with the independent auditors and management and recommends to our Board of Directors whether the audited financials should be included in our Annual Reports to be filed with the SEC.

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

During 2011, there were no material changes to the procedures by which security holders may recommend nominees to our Board of Directors.

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

ITEM 11.  EXECUTIVE COMPENSATION

The following tables contain compensation data for our named executive officers as of the fiscal years ended December 31, 2011 and December 31, 2010.   None of the stock or stock option awards set forth in the summary compensation table below were granted under the Company’s 2008 Stock Option Plan.

Summary Compensation Table
Name and Principal Position	Year	Salary And Consulting Payments ($)	Bonus ($)	Stock Awards ($)	Stock Option Awards ($)	All Other Compensation ($)	Total ($)

Dan R. Baker (1)	2011	223,750					223,750
President and CEO	2010	426,665	-	-	552,896(2)	-	979,561

Brent M. Davies	2011	75,000	-	-	-	-	75,000
CFO	2010	-	-	-	-	-	-

Brian E. Rodriguez (3)	2011	101,500(5)	-	-	-	-	101,500
CFO	2010	202,000(4)	-	-	138,224 (6)	-	340,224

 ______________

(1)  Includes amounts accrued in 2009 that were subsequently paid in 2010.   As of December 31, 2009, Mr. Baker had accrued and unpaid salary of $83,341 and a $100,000 cash bonus, both of which were subsequently paid in the first quarter of 2010.  As of December 31, 2010, Mr. Baker had accrued and unpaid salary of $41,672, of which $41,667 was subsequently paid in 2011.

(2)  In March 2010, Mr. Baker received an option to purchase 333,333 shares of Common Stock, vesting 100% on March 24, 2011, at an exercise price of $2.40 per share.

(3)   Mr. Rodriguez resigned as chief financial officer on January 15, 2009 and assumed the position of interim chief financial officer from October 2009 until August 2011.

(4)  Includes amounts accrued in 2009 that were subsequently paid in 2010.     As of December 31, 2009, Mr. Rodriguez had accrued and unpaid salary of $39,000, which was subsequently paid in 2010, and a $20,000 cash bonus, which remains unpaid as of the date of this Report.   As of December 31, 2010, Mr. Rodriguez had accrued and unpaid salary of $73,000, of which $40,000 was subsequently paid in 2011.

(5)  In July 2009, Mr. Rodriguez was awarded 45,833 shares of Common Stock as consideration for allowing payment of $55,000 compensation to be deferred.    In September 2010, Mr. Rodriguez was awarded 12,000 shares of Common Stock as compensation for services.

(6)  In March 2010, Mr. Rodriguez received an option to purchase 83,333 shares of Common Stock, vesting 100% on March 24, 2011, at an exercise price of $2.40 per share.

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

No stock options under the Company’s 2008 Stock Option Plan were granted in 2011 to any of the individuals named in the summary compensation table above.

Outstanding Equity Awards at Fiscal Year-End

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
Dan R. Baker	70,833	333,333	$2.40 - $5.40	5 years after vesting
Brian E. Rodriguez, former CFO	70,833	83,333	$2.40 - $5.40	5 years after vesting

No other options or stock awards were issued to our employees, officers or directors in 2010 or 2011.

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

(1)

Includes amounts accrued in 2009 that were subsequently paid in 2010.   As of December 31, 2009, Mr. Walker had accrued and unpaid salary of $208,330 and a $20,000 cash bonus.   Subsequent to December 31, 2009, $195,667 of the accrued salary was paid during 2010.   The $20,000 cash bonus remains unpaid as of the date of this Report.  As of December 31, 2010, Mr. Walker had accrued and unpaid salary of $241,827 and the aforementioned $20,000 cash bonus.  Subsequent to December 31, 2010, $41,667 of the accrued salary has been paid as of the date of this Report.

(2)

In March 2010, per a prior employment agreement which expired in December 2010, Mr. Walker received an option to purchase 250,001 common shares, vested 100% immediately upon issuance, at an exercise price of $2.40.

No options were exercised during the fiscal year ended December 31, 2011.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

To our knowledge, except as indicated in the footnotes to this table and pursuant to applicable community property laws, the persons named in the table below have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them as of April 14, 2012.

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

Name of Beneficial Owner	Number of Shares Of Common Stock Beneficially Owned	Percentage (1)
Beneficial Owners of more than 5%:
Estate of Alexander H. Walker, Jr.(2) 50 West Liberty, Suite 880 Reno, Nevada 89501	2,501,292	3.6%
John Thomas Financial, Inc.(3) 14 Wall Street, 5th Floor New York, New York 10005	2,840,377	4.1%
John Thomas Bridge & Opportunity Fund, LP(4) 3 Riverway, Suite1800 Houston, Texas 77056	8,655,237	12.2%
Denly Utah Coal, LLC(5) 13809 Research Blvd., Suite 810 Austin, Texas 78750	26,917,489	38.6%
D. Mark von Waaden(5) 13809 Research Blvd., Suite 810 Austin, Texas 78750	26,917,489	38.6%
Matthew D. von Waaden(5) 13809 Research Blvd., Suite 810 Austin, Texas 78750	26,917,489	38.6%
Dennis C. von Waaden(5) 13809 Research Blvd., Suite 810 Austin, Texas 78750	26,917,489	38.6%
Sally A. von Waaden(5) 13809 Research Blvd., Suite 810 Austin, Texas 78750	26,917,489	38.6%
Named Executive Officers and Directors:
George R. Jarkesy, Jr.(6) 3 Riverway, Suite 1800 Houston, Texas77056	8,655,237	12.4%
Alexander H. Walker III(7) 57 West 200 South, Suite 400 Salt Lake City, Utah 84101	1,395,755	2.0%
Amanda Cardinalli (8) 50 West Liberty, Suite 880 Reno, Nevada 89501	789,269	1.1%
Dan R. Baker(9)	915,972	1.3%
Brian Rodriguez (10)	568,667	0.8%
All directors & executive officers as a group (5 persons) (11)	8,491,214	17.7%

___________________________

(1)

All percentage are based upon a combination of the 66,158,266 shares actually issued and outstanding as of the date of this report and the total number of shares which could be issued under the currently exercisable warrants and option reported in this Item but which as of this date have not been issued.

(2)

Alexander H. Walker, Jr. died on August 3, 2008, and the shares of Common Stock are owned by his estate. It is the Company's understanding that Alexander H. Walker, III, is the executor of the estate of Alexander H. Walker, Jr. Therefore, it is possible that Alexander H. Walker, III, will have voting control of such shares, though ownership of such shares shall pass pursuant to the directives of Alexander H. Walker, Jr., which directives have not yet been adjudicated. The Company understands that up to 750,000 of such shares secure obligations of Hidden Splendor. In addition, 416,667 of such shares are subject to an option granted to ATB Holding Company, LLC. Because Mr. Walker's estate has not been settled, any shares owned by him have not been distributed to Mr. Walker's heirs, and this table does not reflect that either Alexander Walker III, Amanda Cardinalli, or Timotha Kent (the heirs of Alexander Walker, Jr.)  are deemed beneficial owners of any of these shares of Common Stock.

(3)

Of the shares reported as beneficially owned by John Thomas Financial, 1,245,899 shares are issuable upon currently exercisable warrants owned by John Thomas Financial and certain of its affiliates expiring in October 2016 with an exercise price of $1.20 per share and 416,667 subject to an option granted to ATB Holding Company, LLC. The remaining shares are registered in the name of John Thomas Financial or certain of its affiliates.  Thomas Belesis is the President and sole shareholder of John Thomas Financial and the Managing Member of ATB Holding Company, LLC.

(4)

The John Thomas Bridge and Opportunity Fund, LP (“JTBOF”) and the John Thomas Bridge and Opportunity Fund II (“JTBOFII”) are limited partnerships, and the John Thomas Capital Management Group, LLC ("JTCMG") is the general partner of both. George R. Jarkesy, Jr., a former director of the company is the Managing Member of JTCMG.  The Company is informed that JTBOF and JTBOFII underwent name changes and are now known as the Patriot Bridge and Opportunity Fund, LP and the Patriot Bridge and Opportunity Fund II, LP, respectively, and that JTCMG is now known as Patriot 28.  Of the shares reported as beneficially owned by the JTBOF, 154,167 are issuable upon currently exercisable warrants owned by George Jarkesy, Jr. with an exercise price of ranging between $2.40 per share and $5.40 per share.  And of the amount reported as beneficially owned by the JTBOF, 557,101 shares are owned by George Jarkesy, Jr. or his affiliates.  The balance are owned in the name of either the JTBOF or the JTBOFII.

(5)

Denly Utah Coal, LLC, a Texas limited liability company ("Denly"). The two members of Denly are Denly ACI Partners, Ltd., a Texas limited partnership, which holds a 66 2/3% membership interest in the Denly, and The von Waaden 2004 Revocable Trust, which owns a 33 1/3% membership interest in the Company. The general partner of Denly ACI Partners, Ltd. is Denly ACI Mgt., LLC, which is owned by Dennis C. von Waaden and Sally A. von Waaden. The co-trustees and co-beneficiaries of The von Waaden 2004 Revocable Trust are Dennis C. von Waaden and Sally A. von Waaden. Additionally, Dennis C. von Waaden, Sally A. von Waaden, D. Mark von Waaden and Matthew D. von Waaden are each an officer of and member of the board of managers of Denly. Each of these persons may have a pecuniary interest in only a portion of such securities and disclaims beneficial ownership except to the extent thereof.  Of the shares reported as beneficially owned, 583,333 shares are issuable upon a currently exercisable warrants expiring in 2019 with a exercise price ranging from $0.12 per share to $0.24 per share.  Of the shares reported as beneficially owned, 1,370,000 shares have not yet been issued, but the Company has an obligation to issue in connection with certain promissory notes issued in between January and May of 2012.  The balance of the shares reported as beneficially owned are registered in the name of Denly or affiliates of Denly.

(6)

Mr. Jarkesy is a former director of the Company.  The shares reported as beneficially owned by George R. Jarkesy, Jr., consist of (i) 416,667 shares registered in Mr. Jarkesy's  name or in the names of his affiliates, (ii) 7,959,403 shares of Common Stock registered in the name of John Thomas Bridge & Opportunity Fund, LP (“JTBOF”) or the John Thomas Bridge and Opportunity Fund II, LP (the “JTBOFII”), (iii) 125,000 shares registered in the name of Marathon Advisors, LLC, an affiliate of Mr. Jarkesy, and (iv) 154,167 shares underlying currently exercisable warrants or options owned by Mr. Jarkesy and/or his affiliates.  JTBOF and JTBOF II are limited partnerships, and John Thomas Capital Management Group, LLC (“JTCMG”) is the general partner of JTBOF and JTBOF II. George R. Jarkesy, Jr., is the Managing Member of JTCMG.  As mentioned in note (4) above, JTBOF and JTBOFII underwent name changes and are now known as the Patriot Bridge and Opportunity Fund, LP and the Patriot Bridge and Opportunity Fund II, LP, respectively, and JTCMG is now known as Patriot 28.

(7)

The shares reported as beneficially owned by Alexander H. Walker III consist of (i) 903,460 shares registered in the name of Mr. Walker, (ii) 5,000 shares registered in the name of Arlington Ventures, an affiliate of Mr. Walker, (iii) 483,295 shares underlying currently exercisable options which expire between 2013 and 2015 and have an exercise price ranging between $2.40 per share and $5.40 per share, and (iv) 4,000 shares purchased by Mr. Walker in the open market.

(8)

Of the shares reported as beneficially owned by Amanda Cardinalli, 83,333 shares are issuable upon currently exercisable warrants which expire in 2012 and bear an exercise price of $2.40 per share.  The balance of the share reported as beneficially owned are registered in the name of The Nevada Agency and Transfer Company, our transfer agent and registrar, an entity of which Ms Cardinalli is the President.

(9)

The shares reported as beneficially owned by Dan R. Baker consist of (i) 511,805 shares registered in the name of Mr. Baker and (ii) 404,167 shares underlying currently exercisable options which expire between 2013 and 2015 and have an exercise price ranging between $2.40 per share and $5.40 per share.

(10)

Mr. Rodriguez is a former officer and director of the Company.  The shares reported as beneficially owned by Brian Rodriguez consist of (i) 287,000 shares registered in Mr. Rodriguez’s name, (ii) 125,000 shares registered in the name of Marathon Advisors, LLC, an entity of which Mr. Rodriguez is the Managing Member, (iii) 154,167 shares underlying currently exercisable options which expire between 2013 and 2015 and have an exercise price ranging between $2.40 per share and $5.40 per share, and (iv) 2,500 shares purchased by Mr. Rodriguez in the open market.

(11)

Mr. Jarkesy and Mr. Rodriguez no longer are officers or directors.  The total officer and director beneficial ownership for the current three directors, Mr. Baker, Mr. Walker and Ms. Cardinalli is 3,110,996 shares, or 4.5% of the number of shares referred to in Note (1) above.  Brent Davies, the company’s CFO, owns no shares as of the date of this report.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

George Jarkesy and his affiliates

The John Thomas Bridge and Opportunity Fund, LP (“JTBOF”) and the John Thomas Bridge and Opportunity Fund II (“JTBOFII”) are limited partnerships, and the John Thomas Capital Management Group, LLC ("JTCMG") is the general partner of both. George R. Jarkesy, Jr., a former director of the company is the Managing Member of JTCMG.  The Company is informed that JTBOF and JTBOFII underwent name changes and are now known as the Patriot Bridge and Opportunity Fund, LP and the Patriot Bridge and Opportunity Fund II, LP, respectively, and that JTCMG is now known as Patriot 28.

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

Alexander H. Walker III

In December 2011, Mr. Walker paid the Internal Revenue service $29,516 from personal funds for a company tax obligation.  As a result, America West has a loan due to Mr. Walker of $29,516 that is unsecured, bears interest at 10% per annum and is due on demand. In March of 2012, the Company issued 29,516 shares of Common Stock to Mr. Walker as partial consideration for the loan.

Amanda Cardinalli

Ms. Cardinalli is President of Nevada Agency and Transfer Company (“NATCO”), the Company’s transfer agent. We believe that the fees charged the Company for transfer agent services reflect market rates.

John Thomas Financial, Inc.

John Thomas Financial again provided investment banking services to the Company during 2011 and through the date hereof. During the fourth quarter of 2010 and during 2011 through the date of this Report, the Company paid John Thomas Financial cash sales commissions of $1,767,265.   The Company also has issued to John Thomas Financial and certain affiliates of John Thomas Financial warrant to purchase a total of 1,245,899 shares of the Company’s Common Stock at prices ranging from $1.20 per share to $5.40 per share.

Prior to 2012, we have been advised by John Thomas Bridge & Opportunity Fund L.P. that John Thomas Bridge & Opportunity Fund L.P. and John Thomas Financial are not affiliates of one another.  Prior to 2012, we further had been advised by John Thomas Bridge & Opportunity Fund as follows, with respect to the relationship between John Thomas Financial and John Thomas Bridge & Opportunity Fund:

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

In 2012, we have been informed that the John Thomas Bridge and Opportunity Fund underwent a name change to the Patriot Bridge and Opportunity Fund.  In 2012 we also have been informed that certain affiliates of John Thomas Financial may have a direct or indirect ownership relationship in the John Thomas Bridge and Opportunity Fund (now known as the Patriot Bridge and Opportunity Fund, LP) or in the John Thomas Bridge and Opportunity Fund II (now known as the Patriot Bridge and Opportunity Fund II).  We have no information as to when such a relationship, if it exists, was created.

Arlington Ventures, LLC

Arlington Ventures, LLC (“Arlington Ventures”) owns an office building in Price, Utah, and leases that building to the Company.  Arlington Ventures is owned by Alexander H. Walker, III, Amanda Cardinalli, and their sister, Timotha Kent.  During 2010 and 2011, Arlington Ventures leased the Price building to the Company at a rate of $7,500 per month; an amount the Company believes is consistent with market lease rates.  In addition, the Company leases certain water rights owned by Arlington Ventures at a rate of $1,000 per month in order to allow Hidden Splendor to utilize water in its mining operations.  As of December 31, 2011, all amounts had been accrued and unpaid.

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

From September the end of 2011, the company issued Denly Utah Coal, LLC at total of 7,942,834 of its common stock in for loans totaling $7,942,824.   Since January 2012, the Company has obtained loans from Denly totaling $1,370,000 and is obligated to issue to Denly 1,370,000 of its common in connection with such loans, however, as of the date of the filing of this report the Company has not yet issued such 1,370,000 shares.

Wild West Trucking

During 2010 and 2011, the Company engaged Wild West Trucking, a trucking company owned by the wife of its CEO Dan Baker, to haul coal from the Horizon Mine to the loadout facility.    Wild West Trucking was previously named D&D Trucking. During 2010 and 2011, the Company incurred trucking expenses from Wild West and D&D Trucking totaling of $1,276,459 and $1,962,329 respectively.   Wild West Trucking and D&D Trucking charged the Company fees which were below market rates.    In December 2010, the Company agreed to serve as guarantor on $250,000 of debt payments owed by Wild West Trucking to its secured creditor Zions Bank.  The notes have subsequently been paid in full.

  Obligations Secured by Shareholders

Federal Lease Performance Bond.   Under federal law, Hidden Splendor is required to maintain a performance bond in an amount determined by the BLM sufficient to secure Hidden Splendor’s performance under its federal coal lease.  Prior to March of 2011, the BLM set Hidden Splendor’s bond amount in this regard at $136,000 and Hidden Splendor has made arrangements with a bonding company to post a bond sufficient to meet the BLM requirement.  Alexander H. Walker III pledged personal assets as security for the bond posted by Hidden Splendor’s bonding agent.  In March 2010, the Company issued 14,167 common shares to Mr. Walker as compensation for pledging personal assets as security for the bond.

In March 2011, the BLM increased the company’s bond obligation to a total of $400,000.  The company

Reclamation Obligation.    Under Utah law, Hidden Splendor is required to post cash or assets with a value sufficient to cover its reclamation obligation as determined by the Utah Department of Natural Resources, Division of Oil, Gas and Mining.  Hidden Splendor’s reclamation obligation is estimated on an annual basis.  Its current obligation is for $445,000.  Prior to their deaths, Alexander H. Walker, Jr. and Cecil Ann Walker executed a deed of trust on certain real property they owned in favor of the State of Utah in order to secure Hidden Splendor’s reclamation obligation.   In March 2010 the Company issued 40,333 common shares to the estate of Mr. and Mrs. Walker as compensation for providing assets as security for the bond.

Royalty Agreement

In 2009, Hidden Splendor Resources Inc. entered into a Royalty Assigment and Agreement, Grant of Security Interest and Financing Agreement with the John Thomas Bridge and Opportunity Fund, LP, Denly Utah Coal, LLC, Thomas Murch, James Moore and John Meeks under the terms of which Hidden Splendor agreed to pay an overriding royalty of $2.00 per ton on all coal mined from the Horizon Coal mine through 2016.  On February 11, 2011, the parties to that agreement agreed to amend the term of the applicable royalty.  Pursuant to that amendment, the term of the applicable royalty runs from January 2012 through December 2019.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Professional services were rendered by MaloneBailey, LLP for the fiscal year ended December 31, 2010 and thru June 30, 2011.  Hansen Barnett and Maxwell provided professional services for the fiscal year ended December 31, 2011.  The aggregate fees for each of those years were as follows:

Description	2011	2010

Audit fee	$177,863	$160,181

Audit-related fees	$--	$--

Tax fees	$--	$--

All other fees	$--	$--

Audit fees for the fiscal years ended December 31, 2011, and 2010 represent the aggregate fees billed for professional services rendered for the audit of our annual financial statements and review of financial statements included in our quarterly reports on Form 10-Q or services that are normally provided in connection with statutory and regulatory filings or engagements for those fiscal years.

Audit Committee Pre-Approval Policies and Procedures

The Board of Directors serves as the Audit Committee of the Company. The Board of Directors on an annual basis reviews audit and non-audit services performed by the independent auditor. All audit and non-audit services are pre-approved by the Board of Directors, which considers, among other things, the possible effect of the performance of such services on the auditors’ independence. The Board of Directors has considered the role of Hansen, Barnett and Maxwell in providing services to us for  the fiscal year ended December 31, 2011 and MaloneBailey in providing services to us for the fiscal year ended December 31, 2010 and has concluded that such services are compatible with Hansen, Barnett and Maxwell’s and MaloneBailey’s independence as the Company’s auditors.

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

AMERICA WEST RESOURCES, INC.

Date: May 16, 2012	By:	/s/ Dan R. Baker
Dan R. Baker, Chief Executive Officer

Date: May 16, 2012	By:	/s/ Brent M. Davies
Brent M. Davies, Chief Financial Officer and Principal Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: May 16, 2012	By:	/s/ Dan R. Baker
Dan R. Baker, Director

Date: May 16, 2012	By:	/s/ Alexander H. Walker III
Alexander H. Walker III, Director

Date: April 16, 2012	By:	/s/ Amanda Cardinalli
Amanda Cardinalli, Director