Form 10-K/A
period 2011-12-31
AMERICA WEST RESOURCES, INC.
filed 2012-05-17
CIK 867687

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_________________

FORM 10-K/A

Amendment No. 1

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

Explanatory Note

The sole purpose of this Amendment No. 1 to the Annual Report on Form 10-K (the "Form 10-K") of America West Resources, Inc. for the annual period ended December 31, 2011, filed with the Securities and Exchange Commission on May 16, 2012, is to furnish Exhibit 101 to the Form 10-K in accordance with Rule 405 of Regulation S-T.  Exhibit 101 to the Form 10-K provides the financial statements and related notes from the Form 10-K formatted in XBRL (Extensible Business Reporting Language).

No other changes have been made to the Form 10-K.  This Amendment No. 1 to the Form 10-K speaks as of the original filing date of the Form 10-K, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-K.

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

PART IV. OTHER INFORMATION

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following exhibits are to be filed as part of this 10-K:

EXHIBIT NO.	IDENTIFICATION OF EXHIBIT

3.1	Articles of Incorporation (1)
3.2	Articles of Amendment to Articles of Incorporation (7)
3.3	Articles of Amendment to the Articles of Incorporation (1)
3.4	Articles of Amendment to Articles of Incorporation (1)
3.5	Articles of Amendment to Articles of Incorporation (1)
3.6	Articles of Amendment to Articles of Incorporation (1)
3.7	Articles of Amendment to Articles of Incorporation (1)
3.8	Amended and Restated Bylaws (5)
4.1	Form of Common Stock Certificate (5)
10.1	Exchange Agreement with Hidden Splendor Resources, Inc. dated August 10, 2007 (2)
10.2	Loan Agreement by and among the Company and Denly ACI Partners, Ltd. And the Von Waaden 2004 Revocable Trust (“Loan Agreement”)(3)
10.3	Amendment no. 1 to Loan Agreement (4)
10.4	Amended and Restated Promissory Note (4)
10.5	Amendment no. 2 to Loan Agreement (5)
10.6	Amendment no. 4 to Loan Agreement (10)
10.7	Common Stock Purchase Agreement, dated October 9, 2009, by and between the Company and Denly Utah Coal , LLC (10)
10.8	Registration Rights Agreement, dated October 9, 2009, by and between the Company and Denly Utah Coal, LLC (10)
10.9	Royalty Agreement, dated October 9, 2009, by and between Hidden Splendor Resources, Inc. and Denly Utah Coal, LLC (10)
10.10	Form of Promissory Note dated October 9, 2009 (10)
10.11	Security Agreement, dated October 9, 2009, by and between the Company and Denly Utah Coal, LLC (10)
10.12	Loan Agreement, dated May 27, 2009, by and among the Company, Denly Utah Coal, LLC, John Thomas Bridge & Opportunity Fund, LP, Thomas Murch, James Moore, and John Meeks (“May Loan Agreement”) (6)
10.13	Form of Promissory Note dated May 27, 2009 (6)

10.14	Registration Rights Agreement, dated May 27, 2009, by and among the Company, Denly Utah Coal, LLC, John Thomas Bridge & Opportunity Fund, LP, Thomas Murch, James Moore, and John Meeks (6)
10.15	Royalty Agreement, May 27, 2009, by and among the Company, Denly Utah Coal, LLC, John Thomas Bridge & Opportunity Fund, LP, Thomas Murch, James Moore, and John Meeks (“May Royalty Agreement”) (6)
10.16	Security Purchase Agreement, May 27, 2009, by and among the Company, Denly Utah Coal, LLC, John Thomas Bridge & Opportunity Fund, LP, Thomas Murch, James Moore, and John Meeks (6)
10.17	Amendment no. 1 to May Loan Agreement (10)
10.18	Amendment no. 1 to May Royalty Agreement (10)

10.19	Form of Amendment no. 1 to May 27, 2009 Promissory Note (10)
10.20	Form of Promissory Note, dated October 23, 2009 (10)
10.21	2008 Stock Option Plan (10)
10.22	Consulting Agreement with Newport Capital Consultants, Inc.(7)
10.23	Employment Agreement with Dan R. Baker (7)
10.24	Employment Agreement with Alexander H. Walker III (7)
14.1	Code of Ethics (8)
14.2	Whistleblower Policy (8)
21.1	Subsidiaries (8)
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act provided by Chief Executive Officer (9)
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act provided by Chief Financial Officer (9)
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 provided by Chief Executive Officer (9)
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 provided by Chief Financial Officer (9)
101.INS	XBRL Instance Document (10)*
101.SCH	XBRL Taxonomy Extension Schema Document (10)*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (10)*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (10)*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (10)*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (10)*

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

(9)

Filed as an exhibit on Form 10-K for the fiscal year ended December 31, 2011 and incorporated herein by reference.

(10)

Filed herewith.

*XBRL information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934, and is not subject to liability under those sections, is not part of any registration statement or prospectus to which it relates and is not incorporated or deemed to be incorporated by reference into any registration statement, prospectus or other document.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICA WEST RESOURCES, INC.

Date: May 17, 2012	By:	/s/ Dan R. Baker
Dan R. Baker, Chief Executive Officer

Date: May 17, 2012	By:	/s/ Brent M. Davies
Brent M. Davies, Chief Financial Officer and Principal Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: May 17, 2012	By:	/s/ Dan R. Baker
Dan R. Baker, Director

Date: May 17, 2012	By:	/s/ Alexander H. Walker III
Alexander H. Walker III, Director

Date: May 17, 2012	By:	/s/ Amanda Cardinalli
Amanda Cardinalli, Director