Form 10-K/A
period 2011-12-31
AMERICA WEST RESOURCES, INC.
filed 2012-06-01
CIK 867687

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

Amendment No. 2

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

As of May 1, 2012, the registrant had 68,184,175 shares of common stock outstanding.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12,13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes   X  . No      .

America West Resources, Inc.

Explanatory Note

This Amended Form 10-K is filed in order to supplement or correct items in Form 10-K filed on May 16, 2012.  Such additional or supplement information includes: the addition to the notes to our financial statements of the disclosure of a subsequent event made elsewhere in our Form 10-K; additional information concerning a material weakness in our internal control over financial reporting; and, other minor revisions and corrections to the disclosures in our Form 10-K for the period ended December 31, 2011.

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

	High (1)	Low (1)
Year 2011
Quarter ended December 31	$0.25	$0.21
Quarter ended September 30	$0.75	$0.53
Quarter ended June 30	$1.15	$1.11
Quarter ended March 31	$1.50	$1.35
Year 2010
Quarter ended December 31	$2.86	$0.25
Quarter ended September 30	$1.68	$0.42
Quarter ended June 30	$3.00	$1.02
Quarter ended March 31	$2.40	$0.66

(1)  Source: http://quotes.nasdaq.com . These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Holders

As of April 15, 2011, there were approximately 836 shareholders of record of the Company's common stock and 68,184,175 shares outstanding.

Equity Compensation Plan Information

The following table sets forth certain information, as of December 31, 2011, concerning securities authorized for issuance under the 2008 Stock Option Plan and other outstanding options, warrants and rights:

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants & Rights (a)	Weighted Averaged Exercise Price of Outstanding Options, Warrants & Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)(c)

Equity compensation plans approved by security holders:	--	--	--

Equity compensations plans not approved by security holders (1) (2) (3) (4):	1,250,625	2.93	1,310,000

Total	1,250,625	2.93	1,310,000

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

(3)

On July 15, 2009, we granted an officer options to purchase an aggregate 166,667 common shares at an exercise price of $0.12. The officer resigned on October 1, 2009 and forfeited 66,667 shares.  The 100,000 common shares that had vested are outstanding as of December 31, 2011.

(4)

On March 26, 2010, we granted certain employees options to purchase 688,333 common shares at an exercise price of $2.40.  The options vested 100% on March 31, 2011.

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

	Years Ended		Percentage
	December 31,		Increase
	2011	2010	(Decrease)
Coal sales	$13,864,287	$10,027,949	38%
Machine repair services	32,316	42,183	(23%)
Total revenue	13,896,603	10,070,132	38%

Coal production costs	13,363,767	6,118,987	118%
Depreciation, depletion and accretion	2,160,012	1,927,391	12%
Machine repair costs	8,645	16,635	(48%)
Total cost of revenue	15,532,424	8,063,013	93%
Gross profit (loss)	(1,635,821)	2,007,119	(82%)

Operating expenses:
General and administrative expenses	6,677,761	8,729,612	(24%)
Loss on write off of mineral rights
and fixed assets	9,565	552,482	(98%)
Loss from operations	(8,323,147)	(7,274,975)	14%

Other income (expenses):
Change in derivative fair value	1,484,659	294,402	404%
Interest income	18	179	(90%)
Interest expense	(13,336,147)	(5,451,152)	145%
Gain on forgiveness of royalty liability	440,919	-	-
Loss on extinguishment of debt	(3,726,602)	(3,714,797)	-
Total other income (expenses)	(15,137,153)	(8,871,368)	71%
Net Loss	$(23,460,300)	$(16,146,343)	45%

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

General and Administrative Expense

General and administrative expenses for the year ended December 31, 2011 totaled $6.7 million, a decrease of $2 million, or 24%, over general and administrative expenses of $8.7 million in the prior year. The decrease is primarily attributed to approximately $.8 million less stock-based compensation expense associated with common stock and stock options issued to management and employees, as well as common stock and warrants issued to third parties for services, an increase in legal fees of $1.2 million and an overall decrease in general and administrative expenses.

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

•

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

May 16, 2012

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

America West Resources, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended
	December 31,
	2011	2010

Coal sales	$13,864,287	$10,027,949
Machine repair services	32,316	42,183
Total revenue	13,896,603	10,070,132

Cost of revenue:
Coal production costs	13,363,767	6,118,987
Depreciation, depletion and accretion	2,160,012	1,927,391
Machine repair costs	8,645	16,635
Total cost of revenue	15,532,424	8,063,013

Gross profit (loss)	(1,635,821)	2,007,119

Operating expenses:
General and administrative	6,677,761	8,729,612
Loss on write off of mineral rights and mining equipment	9,565	552,482

Loss from operations	(8,323,147)	(7,274,975)

Other income (expenses):
Gain on derivative liabilities	1,484,659	294,402
Interest income	18	179
Interest expense	(13,336,147)	(5,451,152)
Gain on forgiveness of royalty liability	440,919	-
Loss on extinguishment of debt	(3,726,602)	(3,714,797)
Other expenses, net	(15,137,153)	(8,871,368)

Net Loss	$(23,460,300)	$(16,146,343)

Basic and Diluted Loss Per Share	$(0.46)	$(0.62)
Weighted Average Shares Outstanding
Basic and Diluted	50,780,660	25,972,848

The accompanying notes are an integral part of these consolidated financial statements.

America West Resources, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
Years Ended December 31, 2010 and 2011

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balances, December 31, 2009	21,020,363	$2,102	$15,438,329	$(22,960,898)	$(7,520,467)
Shares issued for services	425,342	43	658,110	-	658,153
Cancellation of shares issued for services	(29,167)	(3)	(34,997)	-	(35,000)
Shares issued for loan costs	54,500	5	104,635		104,640
Shares issued for interest upon loan default	333,333	33	279,978	-	280,011
Shares issued with debt	9,414,153	941	7,688,618	-	7,689,559
Warrants converted to common shares and
resolution of associated derivative liability	1,177,811	118	1,390,482	-	1,390,600
Debt converted to common shares, net of commissions	590,188	59	1,242,007	-	1,242,066
Shares issued for equipment	15,000	2	18,448	-	18,450
Warrants exercised	457,917	46	4,531	-	4,577
Option expense	-	-	1,084,681	-	1,084,681
Warrant expense	-	-	2,202,736	-	2,202,736
Initial recording of derivative liability	-	-	(827,528)	-	(827,528)
Resolution of derivative liability	-	-	744,026	-	744,026
Net loss	-	-	-	(16,146,343)	(16,146,343)
Balances, December 31, 2010	33,459,440	3,346	29,994,056	(39,107,241)	(9,109,839)
Shares issued for cash, net of issuance costs	6,798,078	680	5,864,624	-	5,865,304
Shares issued for services	473,000	47	454,641	-	454,688
Shares issued with debt	8,168,745	817	3,443,051	-	3,443,868
Debt converted to common shares, net of commissions	17,298,245	1,730	17,898,050	-	-
Warrants exercised	16,667	1	167	-	168
Shares issuesd for liabilities	200,000	20	349,980	-	350,000
Share-based compensation	-	-	270,087	-	270,087
Warrant expense	-	-	520,000	-	520,000
Warrants issued for debt issuance costs	-	-	1,123,979	-	1,123,979
Beneficial conversion feature	-	-	5,055,900	-	5,055,900
Net loss	-	-	-	(23,460,300)	(23,460,300)
Balances, December 31, 2011	66,414,175	$6,641	$64,974,535	$(62,567,541)	$2,413,635

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

Fair Value of Financial Instruments - The carrying value of short-term financial instruments, including cash and cash equivalents, accounts receivable, inventories, accounts payable and accrued expenses and short-term borrowings approximate fair value due to the relatively short period to maturity for these instruments. The long-term borrowings approximate fair value since the related rates of interest approximates current market rates. See Note 8 – Derivatives for additional information.

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

A summary of the outstanding third party debt at December 31, 2011 and 2010 is as follows:

	Interest	December 31,
	Rate	2011	2010

Bank loan	7%	$184,517	$242,260
Third party profit sharing plan loan	8.1%	358,357	475,000
Bank loan	7%	821,783	1,078,962
Bank loan	7%	1,410,156	1,749,476
Bank loan	7%	896,196	1,111,846
General unsecured creditors loan	-	-	825,374
Accrued payroll and coal excise tax loan	7%	878,964	878,964
Property loan	8%	-	84,112
Insurance loans	3.25% to 4.95%	88,443	68,527
Operating loans	10%	100,000	4,780,000
IRS – payroll and coal excise tax	-	639,450	1,239,450
Unamortized discounts	-	(20,369)	(2,061,783)
Total debt		5,357,497	10,472,188

Current portion of debt, net of unamortized discounts		5,192,956	9,357,738

Long-term portion of debt		$164,541	$1,114,450

Minimum principal payments on the above loans for each of the five years subsequent to December 31, 2011 are as follows:

2012	$5,192,956
2013	164,541
2014	-
2015	-
2016	-
Thereafter	-
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

On January 15, 2009, America West entered into an employment agreement with its chief financial officer. Pursuant to the terms of the agreement, America West granted its chief financial officer options to purchase 166,667 shares of its common stock at an exercise price of $0.12 per share. The options vested at a rate of 33,333 shares per calendar quarter-end beginning with the quarter ended March 31, 2009 and expire on January 15, 2014. The grant date fair value of the options was determined to be $377,031 using the Black-Scholes stock option valuation model. The significant assumptions used in the valuation were: the exercise price noted above; the market value of America West’s common stock on January 15, 2009, $2.28; expected volatilities between 231.02% and 251.56%; risk free interest rate of 1.01%; and expected terms between 2.6 and 3.1 years. The chief financial officer resigned on October 1, 2009. In accordance with the terms of the option agreement, 66,667 of the options were forfeited. For the year ended December 31, 2009, the Company recognized the related expense on the 100,000 options that vested amounting to $226,215.  As of December 31, 2011, the 100,000 of vested options were outstanding.

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

December 31, 2011:	Level 1	Level 2	Level 3	Total
Assets
NoNone	$-	$-	$-	$-

L Liabilities
Derivative financial instruments	$-	$-	$109,711	$109,711

December 31, 2010:	Level 1	Level 2	Level 3	Total
Assets
None	$-	$-	$-	$-

L Liabilities
Derivative financial instruments	$-	$-	$1,594,370	$1,594,370

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

The temporary differences and carryforwards which give rise to the deferred income tax assets as of December 31, 2011 and 2010 are as follows:

	2011	2010

Depreciation	$(780,000)	$(931,000)
Stock based compensation	1,676,000	1,568,000
Federal and Utah net operating loss carryovers	18,632,000	13,812,000
Total deferred income tax assets	19,528,000	14,449,000
Valuation allowance	(19,528,000)	(14,449,000)
Net deferred income tax asset	$-	$-

A reconciliation of income taxes at the federal statutory rate to actual income tax expense is as follows:

	2011	2010

Federal benefit at statutory rate (34%)	$(7,976,000)	$(3,128,000)
State income taxes, net of federal tax	(774,000)	(552,000)
Non-deductable expenses	3,671,000
Valuation allowance	5,079,000	3,680,000
Net tax expense	$-	$-

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

NOTE 14 - SUBSEQUENT EVENTS

From January1, 2012 through the date of this report, America West borrowed an aggregate of $1,170,000 from a major shareholder. The notes bear interest at 8% per annum and matured on March 31, 2012. A total of 1,170,000 common shares were issued in connection with the debt.

In March 2012, we entered into a debt settlement agreement with a third party pursuant to which we issued the third party lender a total of 600,000 shares of the Company’s Common Stock as settlement of a total of $109,894 accounts payable.

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

1

There are inadequate controls over the creation and posting of journal entries to ensure they are authorized, accurate, and complete. In addition, there are no controls to ensure that all authorized journal entries have been posted and that the postings reflected the authorized journal entry.

2

The Company has not established an Audit Committee independent of management.

3

Consolidation and preparation of the financial statements and 10-K document.  The Company was well behind schedule throughout the audit process, which resulted in the late filing of the 10-K.

4

There are inadequate controls to ensure that subjective analyses (e.g. impairment analysis of assets) are prepared and reviewed by appropriate personnel.

5

The Company had significant debt activity during the year, which resulted in complex debt transactions that were not accounted for correctly.

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

Summary Compensation Table
Name and Principal Position	Year	Salary And Consulting Payments ($)	Bonus ($)	Stock Awards ($)	Stock Option Awards ($)	All Other Compensation ($)	Total ($)

Dan R. Baker (1)	2011	223,750	-	-	-	-	223,750
President and CEO	2010	426,665	-	-	552,896(2)	-	979,561

Brent M. Davies	2011	75,000	-	-	-	-	75,000
CFO	2010	-	-	-	-	-	-

Brian E. Rodriguez (3)	2011	101,500(5)	-	-	-	-	101,500
CFO	2010	202,000(4)	-	-	138,224 (6)	-	340,224

_____________________

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

AMERICA WEST RESOURCES, INC.

Date: May 31, 2012	By:	/s/ Dan R. Baker
Dan R. Baker, Chief Executive Officer

Date: May 31, 2012	By:	/s/ Brent M. Davies
Brent M. Davies, Chief Financial Officer and Principal Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: May 31, 2012	By:	/s/ Dan R. Baker
Dan R. Baker, Director

Date: May 31, 2012	By:	/s/ Alexander H. Walker III
Alexander H. Walker III, Director

Date: May 31, 2012	By:	/s/ Amanda Cardinalli
Amanda Cardinalli, Director