Form 10-Q
period 2012-03-31
AMERICA WEST RESOURCES, INC.
filed 2012-06-13
CIK 867687

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

   X  . QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2012

        . TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from _____________ to ____________.

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

The number of shares of common stock issued and outstanding as of May 11, 2012, is 68,451,191.

America West Resources, Inc.

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

America West Resources, Inc. and Subsidiary

America West Resources, Inc. and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	March 31, 2012	December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$33,280	$97,533
Accounts receivable	35,827	9,958
Deferred financing costs	-	1,897
Prepaid expenses	77,956	473,222
Total current assets	147,063	582,610

Deposits	496,272	807,272
Long-term restricted cash	204,035	204,024
Property and equipment:
Property and equipment	15,129,695	15,075,804
Land and mineral properties	26,473,342	26,424,721
Total property and equipment	41,603,037	41,500,525
Less: accumulated depreciation and depletion	(11,687,098)	(11,504,505)
Net property and equipment	29,915,939	29,996,020

Total assets	$30,763,309	$31,589,926

Liabilities and Stockholders’ Deficit
Current liabilities:
Bank overdraft	$201,974	$-
Accounts payable	3,677,495	3,347,028
Accounts payable - related party	418,050	398,386
Accrued expenses	3,913,566	3,616,678
Deferred revenue	500,000	500,000
Short-term debt – related party, net of unamortized discounts of $30,889 and $0, respectively
	9,313,240	8,144,611
Current maturities of long-term debt, net of unamortized discount of $15,905 and $17,587, respectively
	4,831,108	5,192,956
Short-term convertible debt-related party net of unamortized discount of $0 and $17,857, respectively
	7,489,160	7,489,160
Derivative liabilities	105,857	109,711
Total current liabilities	30,450,450	28,798,530

Long-term debt:
Long term debt net of unamortized discount of $0 and $2,512, respectively
	-	164,541
Asset retirement obligation	218,550	213,220
Total liabilities	30,669,000	29,176,291

Stockholders’ deficit:
Preferred stock, $0.0001 par value; 2,500,000 shares authorized; none issued and outstanding
	-	-
Common stock, $0.0001 par value; 300,000,000 shares authorized; 68,251,191 and 66,414,175 shares issued and outstanding, respectively
	6,825	6,641
Additional paid-in capital	65,371,219	64,974,535
Accumulated deficit	(65,283,735)	(62,567,541)
Total stockholders’ deficit	94,309	2,413,635
Total liabilities and stockholders’ deficit	$30,763,309	$31,589,926

The accompanying notes are an integral part of these condensed consolidated financial statements.

America West Resources, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended March 31,
	2012	2011

Coal sales	$4,031,470	$3,463,239
Machine repair services	32,228	22,705
Total revenue	4,063,698	3,485,944

Cost of revenue:
Coal production costs	4,817,464	2,423,174
Depreciation, depletion and accretion	603,593	428,629
Machine repair costs	6,808	2,599
Total cost of revenue	5,427,865	2,854,402

Gross profit (loss)	(1,364,167)	631,542

Operating expenses:
General and administrative	955,357	2,057,702

Loss from operations	(2,319,524)	(1,426,160)

Other income (expenses):
Gain on derivative liabilities	3,854	430,043
Loss on sale of asset	(133)	-
Interest income	12	1
Other income	104,921	-
Gain on settlement of property tax	183,359	-
Interest expense	(688,684)	(4,967,101)
Loss on extinguishment of debt	-	(566,357)
Other expenses, net	(396,671)	(5,103,414)

Net Loss	$(2,716,195)	$(6,529,574)

Basic and Diluted Loss Per Share	$(0.04)	$(0.19)
Weighted Average Shares Outstanding Basic and Diluted
	67,088,490	34,646,063

The accompanying notes are an integral part of these condensed consolidated financial statements.

America West Resources, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31,
	2012	2011
Cash Flows from Operating Activities:
Net loss	$(2,716,195)	$(6,529,574)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation, depletion and accretion	603,593	428,629
Amortization of debt discounts	251,238	3,494,700
Amortization of deferred financing costs	1,897	846,985
Common stock issued for services	9,313	77,821
Warrant expense	-	130,000
Stock-based compensation	-	270,087
Loss on extinguishment of debt	-	566,357
Loss on asset disposal	133	-
Gain on settlement of property tax	(183,359)	-
Gain on derivative liabilities	(3,854)	(430,043)
Changes in current assets and liabilities:
Accounts receivable	(25,869)	(122,718)
Accounts receivable-related party	-	(84,416)
Inventory	-	(100,726)
Prepaid expenses	395,266	(35,011)
Accounts payable	330,467	185,496
Accounts payable-related party	19,664	(216,435)
Accrued liabilities	590,139	768,386
Net cash used in operating activities	(727,567)	(750,462)
Cash Flows from Investing Activities:
Purchase of property and equipment	(469,694)	(1,947,977)
Capital expenditures for land and mineral properties	(48,620)	(2,336,150)
Restricted cash	(11)	-
Deposits	311,000	499,011
Net cash used in investing activities	(207,325)	(3,785,116)
Cash Flows from Financing Activities:
Proceeds from issuance of common stock, net of issuance costs	-	2,799,967
Proceeds from exercise of warrants	-	42
Replenish bank overdraft	201,974	(180,733)
Payment for deferred financing costs	-	(44,850)
Proceeds from related party debt and common stock	1,199,516	184,380
Proceeds from debt	-	1,000,000
Proceeds from convertible debt	-	2,000,000
Payments on debt	(530,851)	(954,519)
Payments made on capital lease obligations	-	(53,163)
Net cash provided by financing activities	870,639	4,751,124
Net increase (decrease) in cash and cash equivalents	(64,253)	215,546
Cash and cash equivalents at beginning of period	97,533	65,003
Cash and Cash Equivalents at End of Period	$33,280	$280,549
Supplemental cash flow information
Cash paid for interest	$70,027	$106,420
Cash paid for income taxes	-	-
Noncash Investing and Financing Activities
Equipment acquired through a capital lease	$-	$180,302
Debt and interest converted to common shares	-	5,034,822
Accrued interest converted to common shares	-	2,127,408
Debt discount due to beneficial conversion feature	-	5,966,580
Warrants issued for debt issuance costs	-	1,123,979
Debt issuance costs accrued	-	257,500
Common shares issued for settlement of accrued liabilities	109,892	299,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

America West Resources, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 –BASIS OF PRESENTATION

The accompanying unaudited interim condensed consolidated financial statements as of March 31, 2012, have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the 2011 Annual Report filed with the SEC on Form 10-K/A on May 31, 2012. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the consolidated financial statements which would substantially duplicate the disclosure contained in the audited consolidated financial statements for fiscal 2011 as reported in the Form 10-K/A on May 31, 2012 have been omitted.

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

Reclassifications

Certain amounts for 2011 have been reclassified to conform to the 2012 presentation.  The reclassifications had no effect on the net loss for 2011.

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

NOTE 2 – GOING CONCERN

As shown in the accompanying consolidated financial statements, America West has incurred continual losses and an accumulated deficit of $65,283,735 as of March 31, 2012.  At March 31, 2012 current liabilities exceeded current assets by $30,303,387.  During the three months ended March 31, 2012 the company used $727,567 of cash in its operating activities. These conditions raise substantial doubt as to America West’s ability to continue as a going concern. Management is attempting to raise additional capital through sales of stock and enhance the operations of Hidden Splendor to achieve cash-positive operations. The unaudited consolidated financial statements do not include any adjustments that might be necessary if America West is unable to continue as a going concern.

NOTE 3 – DEBT

A summary of the third party debt and third party convertible debt activity for the three months ended March 31, 2012 is as follows:

Balance, net at December 31, 2011	$5,357,497
Principal payments	(530,851)
Discounts amortized	4,462
Balance, net at March 31, 2012	4,831,108
Less: current maturities, net	(4,831,108)
Long term, net debt at March 31, 2012	$-0-

NOTE 4 – RELATED PARTY TRANSACTIONS

Debt Owed to Related Parties

During the three months ended March 31, 2012, America West borrowed an aggregate of $1,170,000 from a major shareholder. The notes bear interest at 8% per annum.  Of these notes $970,000 matured on March 31, 2012 and $200,000 of these notes mature on June 30, 2012. America West has defaulted on the loans that matured on March 31, 2012.  A total of 1,170,000 common shares were issued in connection with the debt. The Company allocated $271,388 of the proceeds to the common shares issued based on their relative fair value, which resulted in the recognition of a $271,388 discount on the notes payable. The debt discount is amortized and recorded as interest expense over the term of the debt using the effective interest method. Amortization for the three months ended March 31, 2012 was $240,499. The unamortized discount on these notes as of March 31, 2012 was $30,889.

During the three months ended March 31, 2012, America West issued a $29,516 promissory note and 29,516 common shares to the Chairman of the board of directors in order to reimburse him for settling $29,516 of liabilities on behalf of the Company.  The Company did not receive any other unstated rights or services from the Chairman in exchange for the issuance of the promissory note and the common shares.  The amount of liabilities settled was allocated the promissory note and the common shares based on their relative fair values and resulted in allocating $23,241 to the promissory note and $6,275 to the common shares. The allocation resulted in a $6,275 discount to the note payable.  The debt discount was amortized and recorded as interest expense during the three months ended March 31, 2012.

A summary of the related party debt and related party convertible debt activity for the three months ended March 31, 2012 is as follows:

Balance, net at December 31, 2011	$15,633,771
Borrowings	921,853
Discounts amortized	246,776
Balance, net at March 31, 2012	$16,802,400

The balance at March 31, 2012 consists of $9,313,240 of short-term debt  - related party, net of $30,889 of unamortized discount and $7,489,160 of short-term convertible debt – related party.

Other Related Party Transactions

America West leases office space from an entity owned by certain stockholders of America West. In addition, Hidden Splendor leases certain water rights from the entity. As of March 31, 2012 and December 31, 2011, the total accrued liability for these items was $363,600 and $345,600, respectively.

America West receives transfer agent services from an entity controlled by a director of America West. The payable to this entity totaled $54,450 and $0 as of March 31, 2012 and December 31, 2011, respectively.

Hidden Splendor ships a portion of its coal utilizing a trucking company owned by America West's Chief Executive Officer. For the three months ended March 31, 2012 and 2011, Hidden Splendor incurred trucking fees amounting to $422,982 and $520,979, respectively which is included in coal production costs in the consolidated statements of operations.  The amount payable to this trucking company as of March 31, 2012 and December 31, 2011 totaled $3,687 and $0, respectively.

NOTE 5 – STOCKHOLDERS’ EQUITY

Common Stock

During the three months ended March 31, 2012, America West issued 600,000 common shares to repay an accrued liability of $109,892. The fair value of the shares was determined to be $109,892 based on the market value of the common stock on the date issued.

During the three months ended March 31, 2012, America West issued the Chairman of the board of directors 29,516 common shares to compensate him in part for paying a liability of $29,516.

During the three months ended March 31, 2011, America West issued 37,500 common shares for services rendered valued at $9,313.

During the three months ended March 31, 2012, America West issued 1,199,516 common shares with debt payable to related parties. The relative fair value of the shares was determined to be $277,663.

Options

A summary of option transactions for the three months ended March 31, 2012 is as follows:

	Options	Wtd. Avg Exercise Price
Outstanding at December 31, 2011	1,250,625	$2.93
Outstanding at March 31, 2012	1,250,625	$2.93
Exercisable at March 31, 2012	1,250,625	$2.93

At March 31, 2012, the range of exercise prices and the weighted average remaining contractual life of the options outstanding were $0.12 to $5.40 and 1.72 years, respectively. The intrinsic value of the exercisable options outstanding at March 31, 2012 was $5,000.

Warrants

A summary of warrant transactions for the three months ended March 31, 2012 is as follows:

	Options	Wtd. Avg Exercise Price
Outstanding at December 31, 2011	3,568,985	$1.47
Outstanding at March 31, 2012	3,568,985	$1.47
Exercisable at March 31, 2012	3,568,985	$1.47

At March 31, 2012, the range of exercise prices and the weighted average remaining contractual life of the warrants outstanding were $0.12 to $3.60 and 4.20 years, respectively. The intrinsic value of the warrants exercisable at March 31, 2012 was $65,910.

NOTE 6 – DERIVATIVES

As of March 31, 2012, America West has an aggregate of 911,564 outstanding warrants containing exercise price reset provisions which requires derivative treatment under FASB ASC 815-15.

The fair value of these liabilities as of March 31, 2012 totaled $105,857 and was calculated using the Black Scholes stock option valuation model. The significant assumptions used in the March 31, 2012 valuation were: the exercise prices ranging from $0.12 to $3.60; the market value of America West’s common stock on March 31, 2012, $.17; expected volatilities between 233.05% and 310.76%; risk free interest rates of .33%; and remaining contract terms between 1.59 and 1.78 years.

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

America West uses Level 3 to value its derivative instruments.

The following table sets forth by level with the fair value hierarchy the Company’s financial liabilities measured at fair value on March 31, 2012.

	Level 1	Level 2	Level 3	Total

Liabilities
Derivative Financial instruments	$-	$-	$105,857	$105,857

The following table provides a summary of the changes in fair value, including net transfers in and/or out, of the derivative financial instruments measured at fair value on a recurring basis using significant unobservable inputs:

Warrants

Balance at December 31, 2011	$109,711
Unrealized gain included in other income (expense)	(3,854)
Balance at March 31, 2012	$105,857

NOTE 7 – COMMITMENTS & CONTINGENCIES

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

Occasionally, Hidden Splendor is issued citations by the Mine Safety and Health Administration in connection with regular inspections of the Horizon Mine. At times, Hidden Splendor challenges citations, resulting in reductions to proposed penalties or administrative adjudications with no penalties. As of March 31, 2012, Hidden Splendor has challenges pending in several administrative actions. Such actions cover a total of approximately $1,200,000 of proposed, assessed penalties. Management is unable to predict the outcome of these pending administrative actions. If America West is not successful in eliminating or significantly reducing such proposed penalties, such result could adversely affect the company’s financial condition and operations.  Management has determined that of the total amount, the probable liability arising from these citations is approximately $771,800 which was accrued at December 31, 2011and remains accrued at March 31, 2012.

In December 2010, the Company agreed to serve as guarantor on $250,000 of debt payments owed by Wild West Trucking, a trucking company owned by America West's Chief Executive Officer, to its secured creditor Zions Bank.

NOTE 8 – SUBSEQUENT EVENTS

In April 2012, the Company borrowed $200,000 from a related party and issued a $200,000 promissory note and 200,000 common shares in exchange for the proceeds.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS AND FINANCIAL CONDITION

This Management’s Discussion and Analysis should be read in conjunction with the unaudited consolidated financial statements of America West Resources, Inc. and its wholly-owned subsidiaries, Hidden Splendor Resources, Inc. (“Hidden Splendor”), America West Services and America West Marketing (collectively, the “Company”) and notes thereto set forth herein. Our auditor's report on our consolidated financial statements contained in our Annual Report filed on Form 10-K for the fiscal year ended December 31, 2011, expressed an opinion that substantial doubt exists as to whether we can continue as an on-going business. This means that there is substantial doubt that we can continue as an on-going business. The consolidated financial statements of the Company do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

Results of Operations for the Three Months Ended March 31, 2012 Compared to March 31, 2011

Material changes in financial statement line items

The following table presents statements of operations data for each of the periods indicated and presents the percentage of change in each line item from one period to the next.

	Three Months Ended		Percentage
	March 31,		Increase
	2012	2011	(Decrease)

Coal sales	$4,031,470	$3,463,239	16%
Machine repair services	32,228	22,705	42%
Total revenue	4,063,698	3,485,944	17%

Coal production costs	4,817,465	2,423,174	99%
Depreciation, depletion and accretion	603,593	428,629	39%
Machine repair costs	6,808	2,599	162%
Total cost of revenue	5,427,865	2,854,402	90%

Gross profit (loss)	(1,364,167)	631,542	(315%)

Operating expenses:
General and administrative expenses	955,357	2,057,702	(54%)
Loss from operations	(2,312,124)	(1,426,160)	61%

Other income (expenses):
Interest income	12	1	-
Interest expense	(688,684)	(4,967,101)	(91%)
Other income	104,921	-	-
Loss on sale of asset	(133)	-	-
Loss on extinguishment of debt	-	(566,357)	(132%)
Gain on derivative liabilities	3,854	430,043	(99%)
Other expenses, net	(396,671)	(5,103,414)	(96%)

Net loss	$(2,716,195)	$(6,529,574)	(62%)

We had revenue for the three months ended March 31, 2012 of approximately $4.1 million, a 17% increase from revenues of $3.5 million for the same three month period in 2011. The increase in revenues was attributable to an increase in coal production in 2012 compared to 2011 due to the Company intermittently idling the mine in the first quarter of 2011 due to lower demand for coal at that time. All coal sales revenue during the first quarter of 2011 was related to coal produced from our Horizon coal mine operations by our wholly-owned subsidiary, Hidden Splendor Resources, Inc.

Our production costs during the three months ended March 31, 2012 were approximately $4.8 million, an increase of 99% over the production costs of approximately $2.4 million reported for the three months ended March 31, 2011.  The 99% increase in production costs was due to approximately 22% higher production volume, 87% increase in royalties, and 200% increase in maintenance in the first quarter of 2012 compared to the same period in 2011.

We had a gross loss of approximately $1.4 million for the three months ended March 31, 2012, primariarly from the increase in coal productin costs discussed above.

Operating expenses for the three months ended March 31, 2012 totaled approximately $1 million, a decrease of approximately $1.19 million, or 54% decrease, from operating expenses of approximately $2.1 million in the prior year’s comparable three month period. The decrease is primarily attributed to an approximate $0.5 million decrease in MSHA compliance legal expenses in the first quarter of 2012 compared to 2011, decrease in workers compensation expense of approximately $100,000 as well as a $100,000 decrease in finance charges.

Loss from operations increased approximately $900,000 or 61%, due to the aforementioned increase in revenues offset by the increase in operating expenses.

Net other expenses totaled approximately $500,000 for the first three months of 2012, compared to net other expenses of $5.1 million for the first three months of 2011. The positive variance between periods of approximately $4.6 million was primarily due to an approximate $4.3 million decrease in interest expense.   Interest expense  of approximate $2.5 million in 2011 included a one-time charge associated with the amortization of debt discount in relation to the restructure of loans with shareholders.

We incurred an approximate $2.8 million net loss for the three months ended March 31, 2012, compared to an approximate $6.5 million net loss for the three months ended March 31, 2011. The positive variance between the periods of $3.7 million, or 62%, is primarily attributed to the $4.6 million variance in net other expenses as described in detail above.

Of the $6.5 million net loss for the three months ended March 31, 2011, approximately $4.5 million is associated with expenses that are one-time charges and/or non-cash items, composed of the following:

•

$2.5 million - one-time non-cash charge to interest expense associated with the restructure of shareholder loans

•

$0.6 million - legal expenses related to MSHA compliance which are not expected to be recurring

•

$0.6 million - non-cash charge on extinguishment of debt associated with extension of loans and issuance of stock for liabilities

•

$0.4 million - non-cash charge for the amortization of deferred financing costs associated with warrants issued in relation to a previous financing

•

$0.4 - non-cash charge associated with previous issuance of stock options to management and employees, as well as warrants previously issued to third parties for services

Liquidity and Capital Resources.

Our current liquidity position has allowed us to meet our ongoing Plan payment obligations and nominal working capital requirements to date. Due to delinquency of payments to certain creditors by our Company in 2012 and through the date of this Report, certain debts to both related and third parties are in default. As a result, a total of approximately $4 million associated with Hidden Splendor’s Bankruptcy Plan of Reorganization is in default and due upon demand and $16.8 of related party short term debt is in default. The Company is working to remedy these defaults and, as of the date of this Report, no creditors have filed a defaultt. The Company has not received a notice of default of any of the aforementioned debt as of the date of this Report. In addition, we have accrued unpaid federal taxes of approximately $0.9 million related to 2009 and 2010, which is subject to a payment plan of $50,000 per month over the next approximate three years.

Our cash flows from operations during 2012 and through the date of this Report have not been sufficient to meet all our obligations. Historically, we have funded the Company’s cash shortfalls with ad hoc loans from related parties and third parties. However, these loans have not been enough to fund our expansion plans to the point of achieving cash positive operations, nor refinance our debt. As a result, we will likely be required to either continue borrowing funds from shareholders or raise additional capital to meet the aforementioned obligations and fund expected working capital to expand our mining operation in 2012. Management’s plan is to complete a financing to deploy additional equipment, which we expect to escalate our rate of production and, as a result, our cash flows from operations. Should the Company receive a notice of default and demand for immediate payment on any of the aforementioned debts, we will likely be required to raise up to a total of approximately $21 million. Our inability to obtain immediate financing from third parties will negatively impact our ability to fund operations and execute our business plan. Any failure to obtain such financing could force us to abandon or curtail our operations. There is no assurance that we can raise additional capital from external sources, the failure of which could cause us to sell assets or curtail operations. We have no credit facilities in place, and as the Company has no debt or equity funding commitments, we will need to rely upon best efforts financings. Accordingly, we cannot identify or predict what external sources may provide financing, nor what terms any prospective financing may have.   Our auditors have issued a going concern opinion for our consolidated financial statements due to the substantial doubt about our ability to continue as a going concern.

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

Off-Balance Sheet Arrangements

As of March 31, 2012, the Company had no off-balance sheet arrangements.

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

ITEM 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Cash and Cash Equivalents

Not required.

ITEM 4T:  CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls Procedures.

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

1.

There are inadequate controls over the creation and posting of journal entries to ensure they are authorized, accurate, and complete. In addition, there are no controls to ensure that all authorized journal entries have been posted and that the postings reflected the authorized journal entry.

2.

The Company has not established an Audit Committee independent of management.

3.

Consolidation and preparation of the financial statements and SEC documentswere well behind schedule throughout the closingt process, which resulted in the late filing..

4.

There are inadequate controls to ensure that subjective analyses (e.g. impairment analysis of assets) are prepared and reviewed by appropriate personnel.

5.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There have been no material changes in the status of legal proceedings previously reported in the Company’s 2011 Annual Report on Form 10-K, excepted as noted in this Item 1 under Part II.

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

ITEM 1A. RISK FACTORS

This Report should be read in conjunction with “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Set forth below is certain information concerning issuances and pending obligations of issuances of common stock that were not registered under the Securities Act of 1933 (“Securities Act”) that occurred, but were not reported in the Form 10-K filed with the SEC on May 16, 2012  for the fiscal year ended December 31, 2011, during the first quarter of fiscal 2012 and to date:

In March 2012, we entered into a debt settlement agreement with a third party pursuant to which we issued the third party lender a total of 600,000 shares of the Company’s Common Stock as settlement of a total of $109,894 accounts payable.

In April 2012, the Company borrowed $200,000 from a related party and issued 200,000 common shares in connection with the debt.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

Exhibits

Exhibit	Description	Location of Exhibit

31.1	Chief Executive Officer Section 302 Certification pursuant to Sarbanes-Oxley Act.	Included with this filing.

31.2	Chief Financial Officer Section 302 Certification pursuant to Sarbanes-Oxley Act.	Included with this filing.

32.1	Chief Executive Officer Section 906 Certification pursuant to Sarbanes-Oxley Act.	Included with this filing.

32.2	Chief Financial Officer Section 906 Certification pursuant to Sarbanes-Oxley Act.	Included with this filing

SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICA WEST RESOURCES, INC.

Dated: June 11, 2012	By:	/s/ Dan R. Baker
Dan R. Baker
Chief Executive Officer

	By:	/s/ Brent M. Davies
Brent M. Davies
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002