Form 10-Q
period 2012-06-30
AMERICA WEST RESOURCES, INC.
filed 2012-08-20
CIK 867687

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

   X  . QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2012

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

Yes   X  . No      .

APPLICABLE ONLY TO CORPORATE REGISTRANTS

The number of shares of common stock issued and outstanding as of August 10, 2012, is 68,488,691.

America West Resources, Inc.

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

America West Resources, Inc. and Subsidiary

America West Resources, Inc. and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	June 30, 2012	December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$7,381	$97,533
Accounts receivable	74,465	9,958
Deferred financing costs	-	1,897
Prepaid expenses	207,832	473,222
Total current assets	289,678	582,610

Deposits	441,629	807,272
Long-term restricted cash	204,041	204,024
Property and equipment:
Property and equipment	14,171,275	15,075,804
Land and mineral properties	11,683,448	26,424,721
Total property and equipment	25,854,723	41,500,525
Less: accumulated depreciation and depletion	(8,029,987)	(11,504,505)
Net property and equipment	17,824,736	29,996,020

Total assets	$18,760,084	$31,589,926

Liabilities and Stockholders’ Deficit
Current liabilities:
Bank overdraft	$72,948	$-
Accounts payable	4,898,376	3,347,028
Accounts payable - related party	445,749	398,386
Accrued expenses	4,858,828	3,616,678
Deferred revenue	500,000	500,000
Short-term debt – related party	9,564,157	8,144,611
Current maturities of long-term debt, net of unamortized discount of $11,441 and $17,587, respectively
	4,631,749	5,192,956
Short-term convertible debt-related party	7,489,160	7,489,160
Derivative liabilities	72,166	109,711
Total current liabilities	32,533,133	28,798,530

Long-term debt:
Long term debt net of unamortized discount of $0 and $2,512, respectively
	-	164,541
Asset retirement obligation	223,881	213,220
Total liabilities	32,757,014	29,176,291

Stockholders’ deficit:
Preferred stock, $0.0001 par value; 2,500,000 shares authorized; none issued and outstanding
	-	-
Common stock, $0.0001 par value; 300,000,000 shares authorized; 68,488,691 and 66,414,175 shares issued and outstanding, respectively

	6,848	6,641
Additional paid-in capital	65,423,592	64,974,535
Accumulated deficit	(79,427,370)	(62,567,541)
Total stockholders’ deficit	(13,996,930)	2,413,635
Total liabilities and stockholders’ deficit	$18,760,084	$31,589,926

See accompanying notes and accountant's compilation report.

America West Resources, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Coal sales	$4,040,355	$4,005,504	$8,071,825	$7,468,743
Machine repair services	2,783	2,751	35,011	25,456
Total revenue	4,043,138	4,008,255	8,106,836	7,494,199

Cost of revenue:
Coal production costs	4,031,534	3,467,133	8,848,998	5,892,906
Depreciation, depletion and accretion	513,551	551,179	1,117,144	979,808
Machine repair costs	(354)	-	6,454	-
Total cost of revenue	4,544,731	4,018,312	9,972,596	6,872,714

Gross profit (loss)	(501,593)	(10,057)	(1,865,760)	621,485

Operating expenses:
General and administrative	1,570,915	2,043,510	2,526,271	4,101,212
Loss on abandonment of mineral property	11,632,068	-	11,632,201	-
Gain on settlement of property tax	-	-	(183,359)	-
Net operating expense	13,202,983	2,043,510	13,975,113	4,101,212

Loss from operations	(13,704,576)	(2,053,567)	(15,840,873)	(3,479,727)

Other income (expenses):
Gain on derivative liabilities	33,691	349,368	37,545	779,411
Other income	27,057	501	131,992	502
Interest expense	(499,808)	(1,872,707)	(1,188,492)	(6,839,808)
Loss on extinguishment of debt	-	(246,071)	-	(812,428)
Total other expenses, net	(439,060)	(1,768,909)	(1,018,955)	(6,872,323)

Net Loss	$(14,143,636)	$(3,822,476)	$(16,859,828)	$(10,352,050)

Basic and Diluted Loss Per Share	$(0.21)	$(0.09)	$(0.25)	$(0.26)
Weighted Average Shares Outstanding Basic and Diluted
	68,443,499	44,431,500	67,769,738	39,565,812

See accompanying notes and accountant's compilation report.

America West Resources, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Six Months Ended
	June 30,
	2012	2011
Cash Flows from Operating Activities:
Net loss	$(16,859,828)	$(10,352,050)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and depletion	1,117,144	979,808
Amortization of debt discounts	333,917	4,510,004
Amortization of deferred financing costs	1,897	1,266,917
Gain on settlement of property tax	(183,359)	-
Common stock issued for services	14,381	303,709
Warrant expense	-	130,000
Option expense	-	270,087
Loss on debt extinguishment	-	812,428
Loss on abandonment of mineral property	11,632,201	-
Gain on derivative liabilities	(37,545)	(779,411)
Changes in current assets and liabilities:
Accounts receivable	(64,507)	(209,252)
Inventory	-	125,881
Prepaid expenses	265,390	(181,399)
Accounts payable	1,551,347	918,655
Accounts payable-related party	47,363	(37,620)
Accrued liabilities	1,535,400	1,449,223
Net cash used in operating activities	(646,199)	(793,020)

Cash Flows from Investing Activities:
Purchase of property and equipment	(518,779)	(2,437,917)
Capital expenditures for land and mineral properties	(48,620)	(4,320,079)
Restricted cash	(17)	-
Deposits	365,643	(122,691)
Net cash used in investing activities	(201,773)	(6,880,687)

Cash Flows from Financing Activities:
Proceeds from issuance of common stock, net of issuance costs	-	3,835,267
Proceeds from exercise of warrants	-	168
Bank overdraft (replenish bank overdraft)	72,948	57,964
Payment for deferred financing costs	-	(44,850)
Proceeds from related party debt and common stock	1,419,546	184,380
Payments on related party debt	-	(5,000)
Proceeds from convertible debt	-	3,928,000
Proceeds from debt	210,136	1,210,356
Payments on debt	(944,810)	(1,466,520)
Payments made on capital lease obligations	-	(89,488)
Net cash provided by financing activities	757,820	7,610,277

Net decrease in cash and cash equivalents	(90,152)	(63,430)
Cash and cash equivalents at beginning of period	97,533	65,003
Cash and Cash Equivalents at End of Period	$7,381	$1,573

Supplemental cash flow information:
Cash paid for interest	$137,636	$188,051
Cash paid for income taxes	-	-

Noncash Investing and Financing Activities:
Equipment acquired through capital lease	$-	$180,302
Equipment acquired through issuance of accounts payable	-	168,835
Debt and interest converted to common shares	-	5,556,697
Accrued interest converted to convertible debt	-	2,127,408
Debt discount due to beneficial conversion feature	-	6,513,580
Warrants issued for debt issuance costs	-	1,123,979
Debt financing costs accrued	-	257,500
Common shares issued for settlement of accrued liabilities	109,892	299,000
See accompanying notes and accountant's compilation report.

America West Resources, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 –BASIS OF PRESENTATION

The accompanying unaudited interim condensed consolidated financial statements as of June 30, 2012, have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the 2011 Annual Report filed with the SEC on Form 10-K/A on June 1, 2012. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the consolidated financial statements which would substantially duplicate the disclosure contained in the audited consolidated financial statements for fiscal 2011 as reported in the Form 10-K/A on June 1, 2012 have been omitted.

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

NOTE 2 – GOING CONCERN

As shown in the accompanying consolidated financial statements, America West has incurred continual losses and an accumulated deficit of $79,427,370 as of June 30, 2012. At June 30, 2012 current liabilities exceeded current assets by $32,243,455. During the six months ended June 30, 2012 the company used $646,199 of cash in its operating activities. These conditions raise substantial doubt as to America West’s ability to continue as a going concern. Management is attempting to raise additional capital through sales of stock and to enhance the operations of Hidden Splendor to achieve cash-positive operations. The unaudited condensed consolidated financial statements do not include any adjustments that might be necessary if America West is unable to continue as a going concern.

NOTE 3 – LAND AND MINERAL PROPERTIES

During June, 2012 the Mine Safety Health Administration (MSHA) required changes in the mine plan which resulted in the Company deciding to abandon and seal a section of the mine.  $11,632,201 of net mine development costs related to the section that was abandoned were written off.  Production of coal was suspended during the last half of June resulting in no coal sales for that period.  There has only been 2,349 tons of coal produced since June 30, 2012.  The mine has been idle while moving equipment, exploration and preparation of the new section for mining.  MSHA is processing changes to the mine plan that will likely result in the mine being idle until late August or early September.

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

NOTE 4 – DEBT

A summary of the third party debt and third party convertible debt activity for the six months ended June 30, 2012 is as follows:

Balance, net at December 31, 2011	$5,357,497
Borrowings	210,136
Principal payments	(944,810)
Discounts amortized	8,926
Balance, net at June 30, 2012	4,631,749
Less: current maturities, net	(4,631,749)
Long term, net debt at June 30, 2012	$-0-

NOTE 5 – RELATED PARTY TRANSACTIONS

Debt Owed to Related Parties

During the six months ended June 30, 2012, America West borrowed an aggregate of $1,370,000 from a major shareholder. The notes bear interest at 8% per annum and are secured by the majority of the assets of the company. Of these notes $970,000 matured on March 31, 2012 and $400,000 of these notes matured on June 30, 2012. America West has defaulted on all the loans. A total of 1,370,000 common shares were issued in connection with the debt. The Company allocated $318,716 of the proceeds to the common shares issued based on their relative fair value, which resulted in the recognition of a $318,716 discount on the notes payable. The debt discount was amortized and recorded as interest expense over the term of the debt using the effective interest method.

During the three months ended March 31, 2012, America West issued a $29,516 promissory note and 29,516 common shares to the Chairman of the board of directors in order to reimburse him for settling $29,516 of liabilities on behalf of the Company. The note is unsecured due on demand and bears interest at 8% per annum.The Company did not receive any other unstated rights or services from the Chairman in exchange for the issuance of the promissory note and the common shares. The amount of liabilities settled was allocated to the promissory note and the common shares based on their relative fair values and resulted in allocating $23,241 to the promissory note and $6,275 to the common shares. The allocation resulted in a $6,275 discount to the note payable. The debt discount was amortized and recorded as interest expense during the three months ended March 31, 2012.

Amortization for the six months ended June 30, 2012 was $324,991. The unamortized discount on these notes as of June 30, 2012 was $0.

A summary of the related party debt and related party convertible debt activity for the six months ended June 30, 2012 is as follows:

Balance, net at December 31, 2011	$8,144,611	$7,489,160
Borrowings	1,094,555	-
Discounts amortized	324,991	-
Balance, net at June 30, 2012	$17,053,317	$7,489,160

Other Related Party Transactions

America West leases office space from an entity owned by certain stockholders of America West. In addition, Hidden Splendor leases certain water rights from the entity. As of June 30, 2012 and December 31, 2011, the total accrued liability for these items was $389,100 and $345,600, respectively.

America West receives transfer agent services from an entity controlled by a director of America West. The payable to this entity totaled $56,649 and $0 as of June 30, 2012 and December 31, 2011, respectively.

Hidden Splendor ships a portion of its coal utilizing a trucking company owned by America West's Chief Executive Officer. For the six months ended June 30, 2012 and 2011, Hidden Splendor incurred trucking fees amounting to $755,535 and $1,161,822, respectively which are included in coal production costs in the consolidated statements of operations. The amount payable to this trucking company as of June 30, 2012 and December 31, 2011 totaled $244,225 and $0, respectively.

NOTE 6 – STOCKHOLDERS’ EQUITY

Common Stock

During the six months ended June 30, 2012, America West issued 600,000 common shares to repay an accrued liability of $109,892. The fair value of the shares was determined to be $109,892 based on the market value of the common stock on the date issued.

During the six months ended June 30, 2012, America West issued the Chairman of the board of directors 29,516 common shares to compensate him in part for paying a liability of $29,516.  The fair value of the shares was $6,275.

During the six months ended June 30, 2012, America West issued 75,000 common shares for services rendered valued at $14,381.

During the six months ended June 30, 2012, America West issued 1,370,000 common shares with debt payable to related parties. The relative fair value of the shares was determined to be $318,716.

Options

A summary of option transactions for the six months ended June 30, 2012 is as follows:

	Options	Wtd. Avg Exercise Price
Outstanding at December 31, 2011	1,250,625	$2.93
Outstanding at June 30, 2012	1,250,625	$2.93
Exercisable at June 30, 2012	1,250,625	$2.93

At June 30, 2012, the range of exercise prices and the weighted average remaining contractual life of the options outstanding were $0.12 to $5.40 and 1.47 years, respectively. The intrinsic value of the exercisable options outstanding at June 30, 2012 was $0.

Warrants

A summary of warrant transactions for the six months ended June 30, 2012 is as follows:

	Warrants	Wtd. Avg Exercise Price
Outstanding at December 31, 2011	3,568,985	$1.47
Outstanding at June 30, 2012	3,568,985	$1.47
Exercisable at June 30, 2012	3,568,985	$1.47

At June 30, 2012, the range of exercise prices and the weighted average remaining contractual life of the warrants outstanding were $0.12 to $3.60 and 3.95 years, respectively. The intrinsic value of the warrants exercisable at June 30, 2012 was $11,321.

NOTE 7 – DERIVATIVES

As of June 30, 2012, America West has an aggregate of 911,564 outstanding warrants containing exercise price reset provisions which requires derivative treatment under FASB ASC 815-15.

The fair value of these liabilities as of June 30, 2012 totaled $72,166 and was calculated using the Black Scholes stock option valuation model. The significant assumptions used in the June 30, 2012 valuation were: the exercise prices ranging from $0.12 to $3.60; the market value of America West’s common stock on June 30, 2012, $.12; expected volatilities between 271.13% and 286.02%; risk free interest rates of .33%; and remaining contract terms between 1.34 and 1.53 years.

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

America West uses Level 3 to value its derivative instruments.

The following table sets forth by level with the fair value hierarchy the Company’s financial liabilities measured at fair value on June 30, 2012.

	Level 1	Level 2	Level 3	Total

Liabilities
Derivative Financial instruments	$-	$-	$72,166	$72,166

The following table provides a summary of the changes in fair value, including net transfers in and/or out, of the derivative financial instruments measured at fair value on a recurring basis using significant unobservable inputs:

Warrants

Balance at December 31, 2011	$109,711
Unrealized gain included in other income (expense)	(37,545)
Balance at June 30, 2012	$72,166

NOTE 8 – COMMITMENTS & CONTINGENCIES

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

Occasionally, Hidden Splendor is issued citations by the Mine Safety and Health Administration in connection with regular inspections of the Horizon Mine. At times, Hidden Splendor challenges citations, resulting in reductions to proposed penalties or administrative adjudications with no penalties. As of June 30, 2012, Hidden Splendor has challenges pending in several administrative actions. Such actions cover a total of approximately $1,200,000 of proposed, assessed penalties. Management is unable to predict the outcome of these pending administrative actions. If America West is not successful in eliminating or significantly reducing such proposed penalties, such result could adversely affect the company’s financial condition and operations. Management has determined that of the total amount, the probable liability arising from these citations is approximately $771,800 which was accrued at December 31, 2011. An additional $474,935 was accrued during the three months ended June 30, 2012 for a total accrual as of June 30, 2012 of $1,246,735.

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

1.

Zions Bank, the secured creditor receives in equal monthly installments of $94,879 with a balance of approximately $2,866,000 still owed:

2.

The Internal Revenue Service and certain State of Utah tax authorities are owed $878,964.  Hidden Splendor is delinquent on the $162,156 quarterly payments due March 31, 2010, June 30, 2010, September 30, 2010, December 31, 2010, March 31, 2011, June 30, 2011, September 30, 2011, December 31, 2011, March 31, 2012 and June 30, 2012 to the Internal Revenue Service and

3.

The Howard Kent, Inc. Profit Sharing Plan is owed $242,772 and receives monthly payments.  Hidden Splendor is current on the payment to the Howard Kent, Inc. Profit Sharing Plan as of the date of this Report.

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

Results of Operations for the Three Months Ended June 30, 2012 Compared to June 30, 2011

Material changes in financial statement line items

The following table presents statements of operations data for each of the periods indicated and presents the percentage of change in each line item from one period to the next.

	Three Months Ended		Percentage
	June 30,		Increase
	2012	2011	(Decrease)

Coal sales	$4,040,355	$4,005,504	1%
Machine repair services	2,783	2,751	1%
Total revenue	4,043,138	4,008,255	1%

Coal production costs	4,031,534	3,467,133	16%
Depreciation, depletion and accretion	513,551	551,179	(7%)
Machine repair costs	(354)	-	-
Total cost of revenue	4,544,731	4,018,312	13%

Gross loss	(501,593)	(10,057)	(4,888%)

Operating expenses:
General and administrative	1,570,915	2,043,510	(23%)
Loss on abandonment of mineral property	11,632,068	-	-
Net operating expense	13,202,983	2,043,510	546%
Loss from operations	(13,704,576)	(2,053,567)	(567%)

Other income (expenses):
Interest expense	(499,808)	(1,872,709)	(73%)
Other income	27,057	501	-
Loss on extinguishment of debt	-	(246,071)	-
Gain on derivative liabilities	33,691	349,368	(90%)
Total other expenses, net	(439,060)	(1,768,909)	582%

Net loss	$(14,143,636)	$(3,822,476)	(270%)

We had revenue for the three months ended June 30, 2012 of approximately $4 million which is approximately the same as for the same period in 2011. The revenue from coal sales decreased by approximately $1 million but was offset by an equal increase in the revenues from the Wildcat Load out facility.  The decrease in coal sales was due to the Company intermittently idling the mine due to MSHA changes in the mine plan and the Seely forest fire that interfered with the proper ventilation of the mine during the second quarter of 2012.  All coal sales revenue during the second quarter of 2012 was related to coal produced from our Horizon coal mine operations by our wholly-owned subsidiary, Hidden Splendor Resources, Inc.

Our cost of revenue during the three months ended June 30, 2012 was approximately $4.5 million, an increase of 13% over the cost of revenue of approximately $4 million reported for the three months ended June 30, 2011.  The 13% increase in cost of revenue was primarily due to the increase in activity for the load out facility compared to the same period in 2011.  Coal production costs increased relative to sales due to a decrease in the quality of the coal produced and the increase in maintenance expense during the idle period due to the Seely forest fire in the area.

General and administrative expenses for the three months ended June 30, 2012 totaled approximately $1.6 million, a decrease of approximately $400 thousand, or 23% decrease, from operating expenses of approximately $2 million in the prior year’s comparable three month period. The decrease is primarily attributed to a decrease in MSHA compliance legal expenses in the second quarter of 2012 compared to 2011.

During June, 2012 the Mine Safety Health Administration (MSHA) required changes in the mine plan which resulted in the Company deciding to abandon and seal a section of the mine. $11.6 million of net mine development costs related to the section that was abandoned were written off. Production of coal was suspended during the last half of June resulting in no coal sales for that period.

Net other expenses totaled approximately $.4 million for the second quarter of 2012, compared to net other expenses of $1.8 million for the second quarter of 2011. The positive variance between periods of approximately $1.3 million was primarily due to an approximate $1.4 million decrease in interest expense. Interest expense of approximate $1.8 million in 2011 included a one-time charge associated with the amortization of debt discount in relation to the restructure of loans with shareholders.

We incurred an approximate $14 million net loss for the three months ended June 30, 2012, compared to an approximate $3.8 million net loss for the three months ended June 30, 2011. The negative variance between the periods of $10.2 million, or 270%, is primarily attributed to the $11.6 million loss on abandoned mineral property offset by the $1.3 million decrease in interest expense.

Results of Operations for the Six Months Ended June 30, 2012 Compared to June 30, 2011

Material changes in financial statement line items

The following table presents statements of operations data for each of the periods indicated and presents the percentage of change in each line item from one period to the next.

	Six Months Ended		Percentage
	June 30,		Increase
	2012	2011	(Decrease)

Coal sales	$8,071,825	$7,468,743	8%
Machine repair services	35,011	25,456	38%
Total revenue	8,106,839	7,494,199	8%

Coal production costs	8,848,998	5,892,906	50%
Depreciation, depletion and accretion	1,117,144	979,808	14%
Machine repair costs	6,454	-	-
Total cost of revenue	9,972,596	6,872,714	45%

Gross profit (loss)	(1,865,760)	621,485	(400%)

Operating expenses:
General and administrative expenses	2,526,271	4,101,212	(38%)
Loss on abandonment of mineral property	11,632,201	-	-
Gain on settlement of property tax	(183,359)	-	-
Net operating expense	13,975,113	4,101,212	241%
Loss from operations	(15,840,873)	(3,479,727)	355%

Other income (expenses):
Interest expense	(1,188,492)	(6,839,808)	(83%)
Other income	131,992	502	-
Loss on extinguishment of debt	-	(812,428)	-
Gain on derivative liabilities	37,545	779,411	(95%)
Total other expenses, net	(1,018,955)	(6,872,323)	(85%)

Net loss	$(16,859,828)	$(10,352,050)	(63%)

We had revenue for the six months ended June 30, 2012 of approximately $8 million, a 8% increase from revenues of $7.5 million for the same six month period in 2011. The increase in revenues was attributable to increased revenues from the Wildcat Loadout facility of $1.3 million offset by a decrease in coal sales of $617 thousand in 2012 compared to 2011.  The decrease in coal sales was due to the Company intermittently idling the mine due to MSHA changes in the mine plan and the Seely forest fire that interfered with the proper ventilation of the mine during the second quarter of 2012.  All coal sales revenue during the first six months of 2012 was related to coal produced from our Horizon coal mine operations by our wholly-owned subsidiary, Hidden Splendor Resources, Inc.

Our cost of revenue during the six months ended June 30, 2012 was approximately $9.9 million, an increase of 45% over the cost of revenue of approximately $6.8 million reported for the six months ended June 30, 2011.  The 45% increase in cost of revenues was due to cost of the Wildcat Loadout facility of $1.3 million the first six months of 2012 compared to the same period in 2011.

General and administrative expenses for the six months ended June 30, 2012 totaled approximately $2.5 million, a decrease of approximately $1.6 million, or 38% decrease, from operating expenses of approximately $4.1 million in the prior year’s comparable six month period. The decrease is primarily attributed to an approximate $0.9 million decrease in MSHA compliance legal expenses in the first six months of 2012 compared to 2011, decrease in workers compensation expense of approximately $100,000 as well as a $248,000 decrease in consulting expenses.

In addition to the loss in abandonment of mineral property mentioned above we experience a gain on settlement of property tax during the six months of 2012.

Net other expenses totaled approximately $1 million for the first six months of 2012, compared to net other expenses of $6.8 million for the first six months of 2011. The variance between periods of approximately $5.8 million was primarily due to an approximate $5.6 million decrease in interest expense.   Interest expense of approximate $2.5 million in 2011 included a one-time charge associated with the amortization of debt discount in relation to the restructure of loans with shareholders.

Liquidity and Capital Resources.

Our current liquidity position has allowed us to meet our ongoing Plan payment obligations and nominal working capital requirements to date. Due to delinquency of payments to certain creditors by our Company in 2012 and through the date of this Report, certain debts to both related and third parties are in default. As a result, a total of approximately $4 million associated with Hidden Splendor’s Bankruptcy Plan of Reorganization is in default and due upon demand and $17 million of related party short term debt is in default. The Company is working to remedy these defaults and, as of the date of this Report, no creditors have filed a notice of default. In addition, we have accrued unpaid federal taxes of approximately $1 million related to 2009 and 2010, which is subject to a payment plan of $50,000 per month over the next approximate three years.

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

Off-Balance Sheet Arrangements

As of June 30, 2012, the Company had no off-balance sheet arrangements.

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

ITEM 4T : CONTROLS AND PROCEDURES

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

4.

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

As a result of the existence of these material weaknesses as of June 30, 2012, management has concluded that we did not maintain effective internal control over financial reporting as of June 30, 2012, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

(c) Changes in Internal Controls.

During the second quarter of 2012 we implemented changes in internal control that we believe will allow us to be more timely in filing reports with the SEC and have made available an accounting research library to our accounting staff.  There were no other changes in the Company’s internal controls over financial reporting, known to the chief executive officer or to the chief financial officer that occurred during the period covered by this Report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There have been no material changes in the status of legal proceedings previously reported in the Company’s 2011 Annual Report on Form 10-K, excepted as noted in this Item 1 under Part II.

Occasionally, Hidden Splendor is issued citations by the Mine Safety and Health Administration in connection with regular inspections of the Horizon Mine. At times, Hidden Splendor challenges citations, resulting in reductions to proposed penalties or administrative adjudications with no penalties. As of June 30, 2012, Hidden Splendor has challenges pending in several administrative actions. Such actions cover a total of approximately $1,200,000 of proposed, assessed penalties.   We are unable to predict the outcome of these pending administrative actions. If the Company is not successful in eliminating or significantly reducing such proposed penalties, such result could adversely affect our financial condition and operations.

ITEM 1A. RISK FACTORS

This Report should be read in conjunction with “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Set forth below is certain information concerning issuances and pending obligations of issuances of common stock that were not registered under the Securities Act of 1933 (“Securities Act”) that occurred, but were not reported in the Form 10-K filed with the SEC on May 16, 2012 for the fiscal year ended December 31, 2011, during the first and second quarter of fiscal 2012 and to date:

In January 2012, the Company borrowed $29,516 from the Chairman of the board of directors and issued 29,516 common shares in connection with the debt.

In March 2012, we entered into a debt settlement agreement with a third party pursuant to which we issued the third party lender a total of 600,000 shares of the Company’s Common Stock as settlement of a total of $109,894 accounts payable.

During the first six months of 2012, the Company borrowed $1,370,000 from a related party and issued 1,370,000 common shares in connection with the debt.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

Exhibits

Exhibit	Description	Location of Exhibit

31.1	Chief Executive Officer Section 302 Certification pursuant to Sarbanes-Oxley Act.	Included with this filing.

31.2	Chief Financial Officer Section 302 Certification pursuant to Sarbanes-Oxley Act.	Included with this filing.

32.1	Chief Executive Officer Section 906 Certification pursuant to Sarbanes-Oxley Act.	Included with this filing.

32.2	Chief Financial Officer Section 906 Certification pursuant to Sarbanes-Oxley Act.	Included with this filing

SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICA WEST RESOURCES, INC.

Dated: August 16, 2012	By:	/s/ Dan R. Baker
Dan R. Baker
Chief Executive Officer

	By:	/s/ Brent M. Davies
Brent M. Davies
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002